Form 10QSB
period 2007-03-31
Solera National Bancorp, Inc.
filed 2007-05-10
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)
☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

☐    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 333-138042

Solera National Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Delaware	02-0774841
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

5801 W. Alameda Ave., Suite B
Lakewood, CO 80226
303-209-8600
(Address and telephone number of principal executive offices and principal place of business)

(Former address: 924 W. Colfax Ave., Suite 301, Denver, CO 80204)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐  No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Transitional Small Business Disclosure Format (check one) Yes ☐  No  ☒

As of May 10, 2007, no shares of the Registrant’s common stock were outstanding.

FORM 10-QSB
SOLERA NATIONAL BANCORP, INC.

INDEX
		PAGES

	INTRODUCTORY NOTE	3 - 4

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements	5

	Balance Sheets as of March 31, 2007 (Unaudited) and December 31, 2006 (Unaudited)	5

	Statements of Operations for the Three Months Ended March 31, 2007 and 2006 (Unaudited), and Period from January 3, 2005 (Inception) through March 31, 2007 (Unaudited)	6

	Statements of Changes in Stockholders’ deficit for Three Months Ended March 31, 2007 (Unaudited), and Period from January 3, 2005 (Inception) through December 31, 2006 (Unaudited)	7

	Statements of Cash Flows for the Three Months Ended March 31, 2007 and 2006 (Unaudited), and Period from Inception through March 31, 2007 (Unaudited)	8

	Condensed Notes to Financial Statements (Unaudited)	9 - 11

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 13

	Item 3. Controls and Procedures	13

PART II.	OTHER INFORMATION	13

	Item 1. Legal Proceedings	13

	Item 2. Changes in Securities and Use of Proceeds	13

	Item 3. Defaults Upon Senior Securities	13

	Item 4. Submission of Matters to a Vote of Security Holders	13

	Item 5. Other Information	13

	Item 6. Exhibit List	14

	Signatures	15

	Exhibits	16 - 19

INTRODUCTORY NOTE

This Quarterly Report on Form 10-QSB contains “forward-looking statements” about Solera National Bancorp, Inc. (the “Company”) and Solera National Bank (In organization) (the “Bank”) that are subject to risks and uncertainties. Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts. Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.

Some of the factors that could cause actual results to differ include:

•	the Company and Bank must receive regulatory approvals before the Bank may open for business;
•	the Bank must satisfy certain conditions following regulatory approval before it may open for business;
•	any delay in beginning banking operations will result in additional losses;
•	any delay in the receipt of regulatory approval or beginning of banking operations will negatively impact the Company’s operating capital;
•	the Company has no operating history upon which to base an estimate of its future financial performance;
•	the Company expects to incur losses during its initial years of operations;
•	the Bank’s failure to implement its business strategies may adversely affect the Company’s financial performance;
•	departures of key personnel or Directors may impair the Bank’s operations;
•	the Bank will face intense competition from a variety of competitors;
•	the Bank’s legal lending limits may impair its ability to attract borrowers;
•	an economic downturn, especially one affecting the Bank’s primary service areas, may have an adverse effect on its financial performance;
•	the Company could be negatively affected by changes in interest rates;
•	the Company does not intend to pay dividends in the foreseeable future;
•	the Company may not be able to raise additional capital on terms favorable to it;
•	the liquidity of the Company common stock will be affected by its limited trading market;
•	monetary policy and other economic factors could adversely affect the Company’s profitability;
•	subscribers share ownership may be diluted in the future;
•	the Company’s certificate of incorporation and bylaws, and the employment agreements of our Executive Officers, contain provisions that could make a takeover more difficult;
•	management of the Bank may be unable to adequately measure and limit credit risk associated with the Bank’s loan portfolio, which would affect the Company’s profitability;
•	government regulation may have an adverse effect on the Company’s profitability and growth;
•	our Directors and Executive Officers could have the ability to influence shareholder actions in a manner that may be adverse to the personal investment objectives of subscribers; and

•
an effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s registration statement on Form SB-2 (File 333-138042) filed by the Company under the Securities Act of 1933, as such registration statement became effective on March 7, 2007, as well as the Company’s other filings with the SEC, all of which are available on the SEC’s website at www.sec.gov. All forward looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-QSB to reflect events or circumstances after the date hereof.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solera National Bancorp, Inc.
(A Development Stage Enterprise)

Balance Sheets
March 31, 2007 and December 31, 2006

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

ASSETS

Cash and cash equivalents	$16,743	$6,978
Prepaid expenses	34,703	50,195
Deferred offering costs	188,397	156,125
Premises and equipment, net	315,553	93,331
Construction in process	269,802	-
Organizer advances receivable	450,000	-
Other assets	36,425	20,528

Total assets	$1,311,623	$327,157

LIABILITIES AND STOCKHOLDER’S DEFICIT

Accounts payable	$176,585	$9,374
Refunds to Organizers	110,000	110,000
Accrued expenses	240,118	215,209
Accrued interest payable	1,882	6,061
Note payable	1,949,823	1,343,726
Advances from Organizers	1,180,001	730,001
Capital Lease Liability	176,940	-
Deferred rent expense	6,484	4,603

Total liabilities	$3,841,833	$2,418,974

COMMITMENTS AND CONTINGENCIES

STOCKHOLDER’S DEFICIT
Common stock, $0.01 par value; 4,000,000 shares authorized;
none issued and outstanding	$-	$-
Deficit accumulated during the development stage	(2,530,210)	(2,091,817)
Total stockholder’s deficit	$(2,530,210)	(2,091,817)

Total liabilities and stockholder’s deficit	$1,311,623	$327,157

See Notes to Financial Statements.

Solera National Bancorp, Inc.
(A Development Stage Enterprise)

Statements of Operations
For the Three Months Ended March 31, 2007 and 2006, and Period
from January 3, 2005 (Inception) through March 31, 2007

	For the Three Months Ended		Cumulative
	March 31,		Amounts from
	2007	2006	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

Revenue, interest income	$-	$66	$1,819

Operating expenses:
Professional fees	$39,098	$110,623	$378,520
Consulting fees	36,625	72,375	641,925
Management fees	201,916	83,510	977,857
Regulatory and filing fees	-	-	25,000
Depreciation and amortization	17,141	239	20,813
General and administrative	111,928	18,773	400,482
Interest expense	31,685	692	87,432
Total operating expenses	$438,393	$286,212	$2,532,029

Net loss	$(438,393)	$(286,146)	$(2,530,210)

Basic earnings per share	NA	NA	NA

Diluted earnings per share	NA	NA	NA

See Notes to Financial Statements.

Solera National Bancorp, Inc.
(A Development Stage Enterprise)

Statements of Changes in Stockholder’s Deficit
Three Months Ended March 31, 2007, and Period from January 3, 2005 (Inception)
through December 31, 2006

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance, January 3, 2005
(Inception)	$-	$-	$-	$-
Comprehensive income:
Net loss	-	-	(2,091,817)	(2,091,817)
Balance, December 31, 2006	-	-	(2,091,817)	(2,091,817)
Comprehensive income:
Net loss			(438,393)	(438,393)
Balance, March 31, 2007	$-	$-	$(2,530,210)	$(2,530,210)

See Notes to Financial Statements.

Solera National Bancorp, Inc.
(A Development Stage Enterprise)

Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006, and Period
from January 3, 2005 (Inception) through March 31, 2007

	For the Three Months Ended		Cumulative
	March 31,		Amounts from
	2007	2006	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(438,393)	$(286,146)	$(2,530,210)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	17,141	239	20,813
Changes in operating assets and liabilities:
Prepaid expenses	15,492	23,405	(34,703)
Deferred offering costs	(32,272)	(36,746)	(188,397)
Other assets	(15,897)	(53,328)	(36,425)
Accounts Payable	167,211	(793)	176,585
Refund to Organizers	-	-	110,000
Accrued expenses	24,909	(90,824)	240,118
Accrued interest payable	(4,179)	692	1,882
Deferred rent expense	1,881	251	6,484
Net cash used in operating activities	$(264,107)	$(443,250)	$(2,233,853)

CASH FLOWS FROM INVESTING ACTIVITIES, purchases
of premises and equipment	$(332,225)	$-	$(429,228)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Organizers	$-	$270,000	$870,001
Repayment of Organizer advances	-	(140,000)	(140,000)
Proceeds from note payable	606,097	365,000	1,949,823
Net cash provided by financing activities	$606,097	$495,000	$2,679,824

Net increase in cash and cash equivalents	$9,765	$51,750	$16,743

CASH AND CASH EQUIVALENTS
Beginning of period	6,978	4,168	-
End of period	$16,743	$55,918	$16,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION, cash paid for interest	$-	$-	$-

ASSETS ACQUIRED UNDER CAPITAL LEASES	$176,940	$-	$176,940

See Notes to Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of Solera National Bancorp, Inc. (“Company”) as of March 31, 2007, and the results of its operations and cash flows for the three months ended March 31, 2007 and March 31, 2006, respectively, and for the period from January 3, 2005 (inception) to March 31, 2007. Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current period presentation. These reclassifications had no impact on stockholders’ deficit or loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission. The Company believes that the disclosures in the unaudited condensed financial statements are adequate to make the information presented not misleading. However, these unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the registration statement on Form SB-2 (File No. 333-138042), filed by the Company under the Securities Act of 1933, as such registration statement became effective on March 7, 2007, and all of the Company’s other filings with the SEC from March 7, 2007 through the current date pursuant to the Securities Exchange Act of 1934.

At March 31, 2007, the Company is considered to be in the development stage because it has devoted substantially all of its efforts since commencement of operations to primarily preparing applications with various bank regulatory authorities for permission to organize a national bank and a bank holding company, and taking all other actions necessary to organize and charter the Bank. The Bank received approval as a bank in organization in the first quarter of 2007 and anticipates commencing banking operations in the summer of 2007. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent on future events, including the Bank’s ability to commence operations, the receipt of various regulatory approvals, equity capital of at least $20 million raised through the sale of the Company’s common stock, the Bank’s receipt of deposit insurance from the Federal Deposit Insurance Corporation, and achieving a level of revenue adequate to support the Company’s cost structure.

The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages. Such risks and uncertainties include, but are not limited to, its limited operating history, competition, dependence on key personnel and management of rapid growth. To address these risks, the Company must, among other things, develop and retain its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide superior customer service and attract, retain and motivate qualified personnel. There can be no guarantee that the Company will be successful in addressing these or other such risks.

To date, the Company has funded its activities primarily through contributions from the Organizers (see Note 4) and proceeds from borrowings on a line of credit (Note 7). The Company expects to obtain funding through a common stock offering. The Company is offering for sale a minimum of 2,000,000 shares and a maximum of 2,400,000 shares of its common stock at $10 per share (Note 3). The proceeds of the offering will be utilized primarily to capitalize the Bank and reimburse the Organizers for certain organizational expenses and to repay all amounts outstanding under the line of credit. The Company’s cash and cash equivalents at March 31, 2007 and December 31, 2006 totaled $16,743 and $6,978, respectively. Management believes cash on hand, additional advances from Organizers (Note 4), the organizational credit facility and funds to be raised in a common stock offering will provide the Company with adequate funding through March 31, 2008. The Company’s cash position and incremental borrowing ability raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described above. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

NOTE 2 - SUMMARY OF ORGANIZATION

The Company is a proposed bank holding company for the Bank. The Company filed applications with the Office of the Comptroller of the Currency (“OCC”) to charter the Bank and with the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance. Preliminary approvals of each of these applications have been received. The Company expects to file an application with the Federal Reserve Bank of Kansas City for prior approval to form a bank holding company within the next thirty days. The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

NOTE 3 - COMMON STOCK OFFERING

The Company is offering for sale a minimum of 2,000,000 shares and a maximum of 2,400,000 shares of its common stock at an offering price of $10 per share. In addition, the Company will issue one warrant for every five shares of common stock purchased, up to a maximum of 480,000 warrants. The warrants will entitle the holder to purchase one share of the Company’s common stock for $12.50 at any time within three years of the date the Bank opens for business. The offering is not underwritten. Subject to compliance with applicable federal and state securities laws, the offering is being made on a best efforts basis through our Organizers, Executive Officers and Directors, who will not receive any commission or other compensation in connection with these activities, but who may receive reimbursement of their reasonable out-of-pocket expenses incurred in connection with these activities.

NOTE 4 - ADVANCES FROM ORGANIZERS

The Company’s Organizers have advanced funds for organizational and other pre-operating expenses. These advances are non-interest bearing and have no stated maturity. The Company intends to repay the Organizer advances from the proceeds of the sale of its common stock.

Additionally, as consideration to the Organizers after the Bank opens for business, the Company intends to issue to each Organizer one warrant for every $10 that the Organizer has at risk during the pre-operating and organizational phase. Each warrant will entitle its holder to purchase one share of the Company’s common stock for $10 at any time within ten years of the date that the Bank opens for business. In the event that the offering is not completed or the Bank does not open for business, the aforementioned Organizer warrants will not be issued.

An organizer advance of $450,000 was owed the Company at March 31, 2007 and was reflected on the balance sheet accordingly. Payment was received on April 4, 2007.

NOTE 5 - INCOME TAXES

The Company adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109 effective on January 1, 2007. FIN48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. Adoption of FIN 48 did not have an impact on the Corporation's unaudited condensed financial statements.

NOTE 6 - RELATED-PARTY TRANSACTIONS

Certain Organizers and proposed Executive Officers of the Company are employed as consultants. Under these consulting agreements, the Company has incurred costs of approximately $177,000 and $83,500 for the three-month periods ended March 31, 2007 and March 31, 2006, respectively. Additionally, the Company has incurred costs under these consulting agreements of approximately $970,000 for the period January 3, 2005 (inception) through March 31, 2007.

The Company utilizes a temporary staffing service for payroll administration of temporary staff engaged during the organization stage. The company is owned by an Organizer. The Company incurred approximately $28,000 and $0 for the three-month periods ended March 31, 2007 and March 31 2006, respectively. Additionally the Company incurred approximately $65,000 for the period January 3, 2005 (inception) through March 31, 2007.

The Company engaged a law firm for legal services associated with leases for the main banking office and corporate offices. One of the Organizers is a partner with the firm. The Company paid $0 for the three-month periods ended March 31, 2007 and 2006. The Company incurred approximately $9,200 for the period January 3, 2005 (inception) and March 31, 2007.

NOTE 7 - LINE OF CREDIT

A line of credit for $2,300,000 was approved by a third-party bank in 2006 to fund pre-opening expenses in excess of Organizer advances. The line of credit carries an interest rate of prime + 0% with a floor at 7.5%. The line of credit matures June 30, 2007. The line of credit is secured by limited personal guarantees from each Organizer. As of March 31, 2007, the Company has borrowed $1,938,312 against the line of credit.

NOTE 8 - SUBSEQUENT EVENTS

The line of credit from a third-party bank was increased to $2,600,000 on April 24, 2007. The terms described in Note 7 above remain otherwise unchanged.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

OVERVIEW

The Company was incorporated as a Delaware corporation on January 12, 2006 to serve as a bank holding company for Solera National Bank. Solera National Bank will be a full-service commercial bank that will be headquartered in Lakewood, Colorado. The Bank will offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who the Company believes will be particularly responsive to the style of service that the Bank intends to provide to its customers. The Bank intends to serve the entire market area and intends to target the local Hispanic population due to the significant growth in this demographic and our perception that traditional banks have failed to fully service the needs of the Hispanic population because of cultural and language barriers.

On October 6, 2006, an application was filed with the OCC to organize a new national bank in Lakewood, Colorado and with the FDIC for federal deposit insurance. Preliminary approval has been received from both regulatory agencies on March 19, 2007 and March 22, 2007, respectively, to organize a new national bank.

During the period between regulatory approval and the commencement of banking operations, the Company has been taking actions to satisfy the conditions to regulatory approval imposed by the OCC and FDIC, including raising the capital necessary to open. The Company will also be preparing and filing an application with the Federal Reserve Bank of Kansas City for prior approval to become a bank holding company. In addition, the Bank has been engaged in such activities as the build-out of its banking offices, the recruitment and training of staff, preliminary marketing, and the installation of its computer systems and operating software. Final approval is not expected before the completion of the offering and a satisfactory pre-opening examination.

FINANCIAL RESULTS

Three months ended March 31, 2007 and March 31, 2006

For the three-month period ended March 31, 2007, the net loss increased 53% to $438,393 versus a net loss of $286,146 for the three-month period ended March 31, 2006. Because the Company is in the organizational stage, it has no operations from which to generate revenues. For the three-month period ended March 31, 2007, professional fees of $39,098 decreased 65% or $71,525, and consulting fees of $36,625 decreased 49% or $35,750, versus the three-month period ended March 31, 2006, respectively, The reduction in expenses was primarily due to lower, non stock offering-related legal and consulting fees incurred. The Company capitalizes direct incremental legal and consulting costs related to the common stock offering and these costs will be deducted from the proceeds of the offering.

Management fees of $201,916 for the three-month period ended March 31, 2007 increased 142% or $118,406 versus the three-month period ended March 31, 2006 primarily due to the hiring of two additional Executive Officers.

Depreciation and amortization of $17,141 for the three-month period ended March 31, 2007 was $16,902 higher than the three-month period ended March 31, 2006 primarily due to premises and equipment put into service at the Company’s headquarters location.

General and administrative expense of $111,928 for the three-month period ended March 31, 2007 was $93,155 higher than the three-month period ended March 31, 2006 primarily due to increased premises expense, higher indirect stock offering-related expenses, and bank-opening related expenses.

Interest expense of $31,685 for the three-month period ended March 31, 2007 was $30,993 higher than the three-month period ended March 31, 2006 due to interest payments made on amounts drawn under the organizational line of credit versus funding operations primarily from Organizer advances in the first quarter of 2006.

In January 2007, the Company entered into a plan to abandon its current corporate headquarters for cost reduction purposes.  Management decided to relocate its corporate offices to the Bank’s main office location after the building is completed and ready for occupancy.  The Company is currently seeking a sub-lessee for the premises to be vacated.  The Company estimates a loss of $92,260 to be incurred as a result of abandoning its current corporate headquarters. The amount was calculated to be the difference between the present value of future lease obligations and the present value of estimated sub-lease income. The loss from abandonment will be recorded in the financial statements at the time the Company ceases to use its corporate headquarters. No amounts related to the abandonment have been recorded at March 31, 2007 as the Company has not vacated the location.

Cumulative results since inception

For the period from January 3, 2005 (inception) through March 31, 2007, the net loss amounted to $2,530,210. The primary expenses were for management fees of $977,857 incurred for proposed Executive Officers of the Bank; consulting fees of $641,925 incurred primarily for guidance and advice regarding the chartering process and marketing and administration of the stock offering process; general and administrative expenses of $400,484 for temporary office space and related expenses, temporary staff employed during the chartering and organizational process, as well as miscellaneous expenses associated with forming the bank; and professional fees of $378,520 incurred primarily for legal and accounting services.

PLAN OF OPERATION

The Company intends to open for business at 319 South Sheridan Boulevard in Lakewood, Colorado in the summer of 2007. Construction began in September 2006 and is expected to be completed in May 2007. The Company has also leased space at 5350 Leetsdale Drive, in Denver, Colorado in an office building that is occupied by the Mexican Consulate. The Company is currently evaluating strategic alternatives for this space to most effectively provide relevant products and services for the Hispanic market, a subset of the target market on which the Bank intends to focus.

As of March 31, 2007, the Company had purchased or acquired under capital leases, property and equipment of approximately $236,000. In addition, the Company has incurred a total of $370,000 for leasehold improvements made at its corporate offices and for construction in process at its main banking office. We are currently in the process of recruiting employees and expect to open the Bank with approximately fifteen employees.

LIQUIDITY

The Company’s operations from inception through March 31, 2007 have been funded from advances made by its Organizers and draws under a line of credit. Through March 31, 2007, the Organizers have advanced $1,180,001 to the Company, including an amount due of $450,000 at March 31, 2007 from an Organizer. Additionally, the Company has made draws under the line of credit totaling $1,938,312. The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to repay these obligations and to support the growth of both the Company and the Bank for their initial years of operations.

Initially, the Bank anticipates deriving its revenues principally from interest charged on loans and, to a lesser extent, from interest earned on investments, fees received in connection with the origination of loans and other miscellaneous fees and service charges. Its principal expenses are anticipated to be interest expense on deposits and operating expenses. The funds for these activities are anticipated to be provided principally by operating revenues, deposit growth, purchases of federal funds from other banks, sale of loans and investment securities, and partial or full repayment of loans by borrowers.

ITEM 3.     CONTROLS AND PROCEDURES

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this Quarterly Report, management evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, both our President (principal executive officer) and Vice President, Secretary & Treasurer (principal financial officer) have concluded that our disclosure controls and procedures are effective and provide for timely collection and evaluation of information that may need to be disclosed to investors. There have been no change in internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1     Certification of Principal Executive Officer pursuant to Rule 15d−14(a) of the Securities Exchange Act.

31.2     Certification of Principal Financial Officer pursuant to Rule 15d−14(a) of the Securities Exchange Act.

32.1     Certification pursuant to Rule 15d−14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

SOLERA NATIONAL BANCORP, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: May 10, 2007	/s/ Paul M. Ferguson
Paul M. Ferguson
President
(Principal Executive Officer)

/s/ Robert J. Fenton
Robert J. Fenton
Vice President, Secretary & Treasurer
(Principal accounting and chief financial officer)

EXHIBIT INDEX

Exhibit	Description of Exhibit
Number

31.1	Certification pursuant to Rule 15d−14(a) of the Securities Exchange Act

31.2	Certification pursuant to Rule 15d−14(a) of the Securities Exchange Act

32	Certification pursuant to Rule 15d−14(b) of the Securities Exchange Act and 18 U.S.C. §1350