Form 10QSB
period 2007-06-30
Solera National Bancorp, Inc.
filed 2007-08-10
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒                              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

Commission file number 333-138042

SOLERA NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0774841
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

319 S. Sheridan Blvd.
Lakewood, CO 80226
303-209-8600
(Address and telephone number of principal executive offices and principal place of business)

(Former address: 5801 W. Alameda Ave., Suite B, Lakewood, CO 80226)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Transitional Small Business Disclosure Format (check one)    Yes ☐    No ☒

As of August 10, 2007, no shares of the Registrant’s common stock were outstanding.

FORM 10-QSB
SOLERA NATIONAL BANCORP, INC.

INDEX

		PAGES

	INTRODUCTORY NOTE	3 - 4

PART I.	FINANCIAL INFORMATION

	Item 1. Financial Statements	5

	Balance Sheets as of June 30, 2007 (Unaudited) and December 31, 2006 (Unaudited)	5

	Statements of Operations for the Three Months Ended June 30, 2007 and 2006 (Unaudited), Six Months Ended June 30, 2007 and 2006 (Unaudited) and Period from January 3, 2005 (Inception) through June 30, 2007 (Unaudited)	6

	Statements of Changes in Stockholders’ Deficit for Six Months Ended June 30, 2007 (Unaudited), and Period from January 3, 2005 (Inception) through December 31, 2006 (Unaudited)	7

	Statements of Cash Flows for the Six Months Ended June 30, 2007 and 2006 (Unaudited), and Period from Inception through June 30, 2007 (Unaudited)	8

	Condensed Notes to Financial Statements (Unaudited)	9 - 11

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 - 14

	Item 3. Controls and Procedures	14

PART II.	OTHER INFORMATION	14

	Item 1. Legal Proceedings	14

	Item 2. Changes in Securities and Use of Proceeds	14

	Item 3. Defaults Upon Senior Securities	14

	Item 4. Submission of Matters to a Vote of Security Holders	14

	Item 5. Other Information	14

	Item 6. Exhibit List	14

	Signatures	15

	Exhibits	16

INTRODUCTORY NOTE

This Quarterly Report on Form 10-QSB contains “forward-looking statements” about Solera National Bancorp (the “Company”) and Solera National Bank (the “Bank”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.

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

•                                          because this offering is not underwritten, the Company may be unable to raise the minimum offering amount, which could result in your subscription being held in escrow until the determination is made to terminate the offering;

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

•                                          the Company’s determination of the offering price was arbitrary, and you may be unable to resell your shares at or above the offering price;

•                                          the Company does not intend to pay dividends in the foreseeable future;

•                                          the Company is subject to extensive regulatory oversight, which could restrain our growth and profitability;

•                                          the Company may not be able to raise additional capital on terms favorable to it;

•                                          Investors will incur immediate and substantial dilution in the book value per share of any shares that you purchase in the offering;

•                                          the liquidity of the Company common stock will be affected by its limited trading market;

•                                          monetary policy and other economic factors could adversely affect the Company’s profitability;

•                                          the Company common stock is not an insured deposit;

•                                          Investors’ share ownership may be diluted in the future;

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

•                                          the Company’s Directors and Executive Officers could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives; and

•                                          an effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solera National Bancorp, Inc.
(A Development Stage Enterprise)

Balance Sheets
June 30, 2007 and December 31, 2006

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Unaudited)

ASSETS

Cash and cash equivalents	$19,898	$6,978
Prepaid expenses	24,839	50,195
Deferred offering costs	201,306	156,125
Premises and equipment, net	433,631	93,331
Construction in process	461,848	—
Other assets	38,294	20,528

Total assets	$1,179,816	$327,157

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable	$66,906	$9,374
Refunds to Organizers	110,000	110,000
Accrued expenses	317,727	215,209
Accrued interest payable	1,333	6,061
Note payable	2,331,616	1,343,726
Advances from Organizers	1,180,001	730,001
Capital lease liability	191,547	—
Deferred rent expense	8,364	4,603

Total liabilities	$4,207,494	$2,418,974

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.01 par value; 4,000,000 shares authorized; none issued and outstanding	$—	$—
Deficit accumulated during the development stage	(3,027,678)	(2,091,817)
Total stockholders’ deficit	$(3,027,678)	(2,091,817)

Total liabilities and stockholders’ deficit	$1,179,816	$327,157

See Notes to Financial Statements.

Solera National Bancorp, Inc.
(A Development Stage Enterprise)

Statements of Operations
For the Three Months Ended June 30, 2007 and  2006, Six Months Ended June 30, 2007 and 2006,
and Period from January 3, 2005 (Inception) through June 30, 2007

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		Cumulative Amounts from
	2007	2006	2007	2006	Inception
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue, interest income	$1,328	$102	$1,328	$168	$3,147

Operating expenses:
Professional fees	$29,200	$24,209	$68,297	$134,832	$407,719
Consulting fees	6,075	105,125	42,700	177,500	648,000
Management fees	204,396	165,942	406,312	249,452	1,182,252
Regulatory and filing fees	—	—	—	—	25,000
Depreciation and amortization	14,400	288	31,541	527	35,212
General and administrative	201,841	59,583	313,770	78,355	602,326
Interest expense	42,884	10,372	74,569	11,064	130,316
Total operating expenses	$498,796	$365,519	$937,189	$651,730	$3,030,825

Net loss	$(497,468)	$(365,417)	$(935,861)	$(651,562)	$(3,027,678)

Basic earnings per share	NA	NA	NA	NA	NA

Diluted earnings per share	NA	NA	NA	NA	NA

See Notes to Financial Statements.

Solera National Bancorp, Inc.
(A Development Stage Enterprise)

Statements of Changes in Stockholders’ Deficit
For Six Months Ended June 30, 2007 (Unaudited), and Period from January 3, 2005 (Inception)
through December 31, 2006 (Unaudited)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total

Balance, January 3, 2005
(Inception)	$—	$—	$—	$—
Comprehensive income:
Net loss	—	—	(831,975)	(831,975)
Balance, December 31, 2005	—	—	(831,975)	(831,975)
Comprehensive income:
Net loss			(1,259,842)	(1,259,842)
Balance, December 31, 2006	$—	$—	$(2,091,817)	$(2,091,817)
Comprehensive income:
Net loss	—	—	(935,861)	(935,861)
Balance, June 30, 2007	—	—	$(3,027,678)	$(3,027,678)

See Notes to Financial Statements.

Solera National Bancorp, Inc.
(A Development Stage Enterprise)

Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006, and Period
from January 3, 2005 (Inception) through June 30, 2007

			Cumulative
	For the Six Months Ended June 30,		Amounts from
	2007	2006	Inception
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(935,861)	$(651,562)	$(3,027,678)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,541	527	35,212
Changes in operating assets and liabilities:
Prepaid expenses	25,356	(8,697)	(24,839)
Other assets	(17,766)	(20,461)	(38,294)
Accounts payable	57,532	—	66,906
Refunds to Organizers	—	—	110,000
Accrued expenses	102,518	(69,186)	317,727
Accrued interest payable	(4,728)	—	1,333
Deferred rent expense	3,761	844	8,364
Net cash used in operating activities	$(737,647)	$(748,535)	$(2,551,269)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of premises and equipment, and construction in process	$(642,142)	$(12,207)	$(739,144)
Deferred offering costs	$(45,181)	$(106,145)	$(201,306)
Net cash provided by investing activities	$(687,323)	$(118,352)	$(940,450)

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from Organizers	$450,000	$300,000	$1,320,001
Repayment of Organizer advances	—	(140,000)	(140,000)
Proceeds from note payable	987,890	722,415	2,331,616
Net cash provided by financing activities	$1,437,890	$882,415	$3,511,617

Net increase in cash and cash equivalents	$12,920	$15,528	$19,898

CASH AND CASH EQUIVALENTS
Beginning of period	6,978	4,168	—
End of period	$19,898	$19,696	$19,898

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$—	$—	$—
Assets acquired under capital leases	$192,350	$—	$192,350

See Notes to Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of Solera National Bancorp, Inc. (“Company”) as of June 30, 2007, and the results of its operations for the three months and six months ended June 30, 2007 and June 30 2006, respectively, and for the period from January 3, 2005 (inception) to June 30, 2007.  Cash flows are presented for the six months ended June 30, 2007 and June 30, 2006, respectively, and for the period from January 3, 2005 (inception) to June 30, 2007.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on Stockholders’ deficit or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the registration statement on Form SB-2 (File No. 333-138042), filed by the Company under the Securities Act of 1933, as such registration statement became effective on March 7, 2007, and all of the Company’s other filings with the SEC from March 7, 2007 through the current date pursuant to the Securities Exchange Act of 1934.

At June 30, 2007, the Company is considered to be in the development stage because it has devoted substantially all of its efforts since commencement of operations to primarily preparing applications with various bank regulatory authorities for permission to organize a national bank and a bank holding company, and taking all other actions necessary to organize and charter the Bank.  The Company received approval as a bank in organization in the first quarter of 2007 and anticipates commencing banking operations during the third quarter of 2007.  Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent on future events, including the Bank’s ability to commence operations, the receipt of various regulatory approvals, equity capital of at least $20 million raised through the sale of the Company’s common stock, the Bank’s receipt of deposit insurance from the Federal Deposit Insurance Corporation, and achieving a level of revenue adequate to support the Company’s cost structure.

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

To date, the Company has funded its activities primarily through contributions from the Organizers (see Note 4) and proceeds from borrowings on a line of credit (see Note 7).  The Company expects to obtain funding through a common stock offering.  The Company is offering for sale a minimum of 2,000,000 shares and a maximum of 2,400,000 shares of its common stock at $10 per share (see Note 3). The proceeds of the offering will be utilized primarily to capitalize the Bank and reimburse the Organizers for certain organizational expenses and to repay all amounts outstanding under the line of credit.  The Company’s cash and cash equivalents at June 30, 2007 and December 31, 2006 totaled $19,898 and $6,978, respectively.  Management believes cash on hand, additional advances from Organizers (see Note 4), the organizational credit facility and funds to be raised in a common stock offering will provide the Company with adequate funding through June 30, 2008.  The Company’s cash position and incremental borrowing ability raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described above.  The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

NOTE 2 - SUMMARY OF ORGANIZATION

The Company is a proposed bank holding company for a de novo bank, Solera National Bank (In Organization), Lakewood, Colorado (“Bank”).  The Company filed applications with the Office of the Comptroller of the Currency (“OCC”) to charter the Bank and with the Federal Deposit Insurance Corporation (“FDIC”) for federal deposit insurance.  Preliminary approvals of each of these applications have been received.  The Company has secured prior approval from the Federal Reserve Bank of Kansas City to form a bank holding company.  The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement No. 7, “Accounting and Reporting by Development Stage Enterprises,” as it devotes substantially all its efforts to establishing a new business, its planned principal operations have not commenced and there has been no significant revenue from the planned principal operations.

NOTE 3 - COMMON STOCK OFFERING

The Company is offering for sale a minimum of 2,000,000 shares and a maximum of 2,400,000 shares of its common stock at an offering price of $10 per share.  In addition, the Company will issue one stock warrant for every five shares of common stock purchased, up to a maximum of 480,000 warrants. The warrants will entitle the holder to purchase one share of the Company’s common stock for $12.50 at any time within three years of the date the Bank opens for business.  The offering is not underwritten. Subject to compliance with applicable federal and state securities laws, the offering is being made on a best efforts basis through our Organizers, executive officers and directors, who will not receive any commission or other compensation in connection with these activities, but who may receive reimbursement of their reasonable out-of-pocket expenses incurred in connection with these activities.

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

NOTE 5 - INCOME TAXES

The Company adopted the provisions of Financial Standards Accounting Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”), an interpretation of FASB Statement No. 109 effective on January 1, 2007.  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.  Adoption of FIN 48 did not have a material impact on the Corporation’s unaudited condensed financial statements.

NOTE 6 - RELATED-PARTY TRANSACTIONS

Certain Organizers and proposed Executive Officers of the Company are employed as consultants.  Under these consulting agreements, the Company has incurred costs of approximately $204,000 and $166,000 for the three-month periods ended June 30, 2007 and June 30, 2006, respectively, and approximately $406,000 and $249,000 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.  Additionally, the Company has incurred costs under these consulting agreements of approximately $1,182,000 for the period January 3, 2005 (inception) through June 30, 2007.  During the quarter, the consulting agreements were extended for Executive Officers through August 31, 2007.

The Company utilizes a temporary staffing service for payroll administration of temporary staff engaged during the organization stage.  The company is owned by an Organizer.  The Company incurred approximately $33,000 and $5,710 for the three-month periods ended June, 2007 and June 30, 2006, respectively, and approximately $60,500 and $5,710 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.  Additionally the Company incurred approximately $97,200 for the period January 3, 2005 (inception) through June 30, 2007.

The Company engaged a law firm for legal services associated with leases for the main banking office and corporate offices.  One of the Organizers is a partner with the firm.  The Company paid $0 and approximately $1,300 for the three-month periods ended June 30, 2007 and June 30, 2006, respectively and $0 and approximately $1,300 for the six-month periods ended June 30, 2007 and June 30, 2006, respectively.  The Company incurred approximately $9,200 for the period January 3, 2005 (inception) and June 30, 2007.

NOTE 7 - LINE OF CREDIT

A line of credit for $2,600,000 was approved by a third-party bank to fund pre-opening expenses in excess of Organizer advances.  The line of credit carries an interest rate of prime + 0% with a floor at 7.5%.  The line of credit was scheduled to mature on August 30, 2007.  The line of credit is secured by personal guarantees from each Organizer.  As of June 30, 2007, the Company has borrowed $2,320,105 against the line of credit and $11,511 from a vendor to finance a deposit on furniture acquired under a capital lease.

The line of credit from a third-party bank was increased to $2,900,000 on July 31, 2007 and the maturity date was extended to September 30, 2007.  The terms described above remain unchanged.

NOTE 8 - SUBSEQUENT EVENTS

In January 2007, the Company entered into a plan to abandon its corporate headquarters for cost reduction purposes.  Management relocated its corporate offices to the main bank office on July 27, 2007.  The Company is currently seeking a sub-lessee for the vacated premises.  The Company estimates a loss of $141,000 to be incurred as a result of abandoning its current corporate headquarters.  The amount was calculated to be the difference between the present value of future lease obligations and the present value of estimated sub-lease income.  The loss from abandonment will be recorded in the third quarter financial statements on the “cease use” date as defined by Statements of Financial Accounting Standards (SFAS) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.  No amounts related to the abandonment have been recorded in the accompanying unaudited condensed financial statements.

Additionally, the consulting contract with Bankmark expired on July 7, 2007 and was not extended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION

OVERVIEW

The Company was incorporated as a Delaware corporation on January 12, 2006 to serve as a bank holding company for Solera National Bank.  Solera National Bancorp is the resulting corporation of a merger with Patria Corporation, a Colorado corporation (formerly known as Abrazar Corporation) which commenced operations on January 3, 2005.  Solera National Bank will be a full-service commercial bank that will be headquartered in Lakewood, Colorado.  The Bank will offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who we believe will be particularly responsive to the style of service that the Bank intends to provide to its customers.  The Bank intends to serve the entire market area and intends to target the local Hispanic population due to the significant growth in this demographic and our perception that traditional banks have failed to fully service the needs of the Hispanic population because of cultural and language barriers.

On October 6, 2006, an application was filed with the OCC to organize a new national bank in Lakewood, Colorado and with the FDIC for federal deposit insurance.  Preliminary approval has been received from both regulatory agencies on March 19, 2007 and March 22, 2007, respectively, to organize a new national bank.

During the period between regulatory approval and the commencement of banking operations, the Company has been taking actions to satisfy the conditions to regulatory approval imposed by the OCC and FDIC, including raising the capital necessary to open.  We have also received prior approval from the Federal Reserve Bank of Kansas City to become a bank holding company.  In addition, the Bank has been engaged in such activities as the build-out of its banking offices, the recruitment and training of staff, preliminary marketing, and the installation of its computer systems and operating software.  Final approval is not expected before the completion of the offering and a satisfactory pre-opening examination.

FINANCIAL RESULTS

Three months ended June 30, 2007 and June 30, 2006

For the three-month period ended June 30, 2007, the net loss increased 36% to $497,468 versus a net loss of $365,417 for the three-month period ended June 30, 2006.  Because the Company is in the organizational stage, it has no operations from which to generate revenues.

For the three-month period ended June 30, 2007, professional fees of $29,200 increased 21% or $4,991 due to higher legal and accounting fees.  Consulting fees of $6,075 decreased 94% or $99,050, versus the three-month period ended June 30, 2006, due to lower, non stock offering-related fees incurred under the consulting agreement with Bankmark.  The Company capitalizes direct incremental legal and consulting costs related to the common stock offering and these costs will be deducted from the proceeds of the offering.  Approximately $201,000 of costs has been capitalized as of June 30, 2007.

Management fees of $204,396 for the three-month period ended June 30, 2007 increased 23% or $38,454 versus the three-month period ended June 30, 2006 primarily due to the hiring of additional consultants who will become Executive Officers of the Bank.

Depreciation and amortization of $14,400 for the three-month period ended June 30, 2007 was $14,112 higher than the three-month period ended June 30, 2006 primarily due to premises and equipment put into service at the Company’s headquarters location.

General and administrative expense of $201,841 for the three-month period ended June 30, 2007 was $142,258 higher than the three-month period ended June 30, 2006 primarily due to increased premises expense, higher indirect stock offering-related expenses, and bank-opening related expenses.

Interest expense of $42,884 for the three-month period ended June 30, 2007 was $32,512 higher than the three-month period ended June 30, 2006 due to a higher outstanding balance under the organizational line of credit.

Six months ended June 30, 2007 and June 30, 2006

For the six-month period ended June 30, 2007, the net loss increased 44% to $935,861 versus a net loss of $651,562 for the six-month period ended June 30, 2006.  Because the Company is in the organizational stage, it has no operations from which to generate revenues.

For the six-month period ended June 30, 2007, professional fees of $68,297 decreased 49% or $66,535 due to lower non-offering related legal fees.  Consulting fees of $42,700 decreased 76% or $134,800, versus the six-month period ended June 30, 2006, due to lower, non stock offering-related fees incurred under the consulting agreement with Bankmark along with lower information technology consulting services.

Management fees of $406,312 for the six-month period ended June 30, 2007 increased 63% or $156,860 versus the six-month period ended June 30, 2006 primarily due to the hiring of additional bank officers.

Depreciation and amortization of $31,541 for the six-month period ended June 30, 2007 was $31,014 higher than the six-month period ended June 30, 2006 primarily due to premises and equipment put into service at the Company’s headquarters location.

General and administrative expense of $313,770 for the six-month period ended June 30, 2007 was $235,415 higher than the six-month period ended June 30, 2006 primarily due to increased premises expense, higher indirect stock offering-related expenses, and bank-opening related expenses.

Interest expense of $74,569 for the six-month period ended June 30, 2007 was $63,505 higher than the six-month period ended June 30, 2006 due to a higher outstanding balance under the organizational line of credit.

Cumulative results since inception

For the period from January 3, 2005 (inception) through June 30, 2007, the net loss amounted to $3,027,678.  The primary expenses were for management fees of $1,182,252 incurred for proposed officers of the Bank; consulting fees of $648,000 incurred primarily for guidance and advice regarding the chartering process and marketing and administration of the stock offering process;  general and administrative expenses of $602,326 for temporary office space and related expenses, temporary staff employed during the chartering and organizational process, indirect stock offering-related expenses, as well as miscellaneous expenses associated with forming the bank; and professional fees of $407,719 incurred primarily for legal and auditing services.

PLAN OF OPERATION

The Company intends to open for business at 319 South Sheridan Boulevard in Lakewood, Colorado in the third quarter of 2007.  Construction began in September 2006 and was completed in July 2007.  The Company has leased space at 5350 Leetsdale Drive, in Denver, Colorado in an office building that is occupied by the Mexican Consulate.  The Company is currently evaluating strategic alternatives for this space to most effectively provide relevant products and services for the Hispanic market, a subset of the target market on which we intend to focus.

As of June 30, 2007, the Company had purchased or acquired under capital leases, property and equipment of approximately $360,000.  In addition, the Company has incurred a total of $570,000 for leasehold improvements made at its corporate offices and for construction in progress at its main banking office.  We are currently in the process of recruiting employees and expect to open the Bank with approximately fourteen employees.

LIQUIDITY

The Company’s operations from inception through June 30, 2007 have been funded from advances made by its organizers and draws under a line of credit.  Through June 30, 2007, the organizers have advanced $1,180,001 to the Company.  Additionally, the Company has made draws under the line of credit totaling $2,320,105 and obtained $11,511 from a vendor to finance a deposit on furniture acquired under a capital lease.  The Company believes that the proceeds to be raised during the initial public offering will provide sufficient capital to repay these obligations and to support the growth of both the Company and the Bank for their initial years of operations.

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

As of August 8, 2007, the Company has received subscription agreements totaling approximately $18.6 million and has funds in escrow, including Organizer advances to be converted to common stock, totaling approximately $16.7 million.

ITEM 3. CONTROLS AND PROCEDURES

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this report, we evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, both our President (principal executive officer) and Vice President, Secretary & Treasurer (principal financial officer) have concluded that our disclosure controls and procedures are effective and provide for timely collection and evaluation of information that may need to be disclosed to investors. There have been no change in internal controls over financial reporting during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1         Consulting Agreement by and between Solera National Bancorp, Inc. and James Perez Foster

10.2         Consulting Agreement by and between Solera National Bancorp, Inc. and Robert Fenton

10.3         Consulting Agreement by and between Solera National Bancorp, Inc. and Mark Martinez

10.4         Consulting Agreement by and between Solera National Bancorp, Inc. and Paul Ferguson

31.1         Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act .

31.2         Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act.

32.1         Certification pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

SOLERA NATIONAL BANCORP, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: August 10, 2007	/s/ Paul M. Ferguson
Paul M. Ferguson
President
(Principal Executive Officer)

/s/ Robert J. Fenton
Robert J. Fenton
Vice President, Secretary & Treasurer
(Principal accounting and chief financial officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Consulting Agreement by and between Solera National Bancorp, Inc. and James Perez Foster

10.2	Consulting Agreement by and between Solera National Bancorp, Inc. and Robert Fenton

10.3	Consulting Agreement by and between Solera National Bancorp, Inc. and Mark Martinez

10.4	Consulting Agreement by and between Solera National Bancorp, Inc. and Paul Ferguson

31.1	Certification pursuant to Rule 15d-14(a) of the Securities Exchange Act

31.2	Certification pursuant to Rule 15d-14(a) of the Securities Exchange Act

32	Certification pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350