Form 10QSB
period 2007-09-30
Solera National Bancorp, Inc.
filed 2007-11-13
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark one)

☒                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐                         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-133004

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

State the number of shares outstanding of each of the issuers classes of common equity, as of the last practicable date:  As of November 13, 2007, 2,262,837 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

Transitional Small Business Disclosure Format (check one)    Yes ☐  No ☒

FORM 10-QSB

SOLERA NATIONAL BANCORP, INC.

INTRODUCTORY NOTE

This Quarterly Report on Form 10-QSB contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Solera National Bancorp (the “Company”) and our subsidiary, Solera National Bank (the “Bank”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and Solera National Bancorp, Inc. (sometimes referred to herein as on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company’s beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management’s expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•                  the Company has a very limited operating history upon which to base an estimate of its future financial performance;

•                  the Company expects to incur losses during its initial years of operations;

•                  Solera National Bank’s failure to implement its business strategies may adversely affect the Company’s financial performance;

•                  the departures of key personnel or directors may impair Solera National Bank’s operations;

•                  Solera National Bank will face intense competition from a variety of competitors;

•                  Solera National Bank’s legal lending limits may impair its ability to attract borrowers;

•                  an economic downturn, especially one affecting Solera National Bank’s primary service areas, may have an adverse effect on its financial performance;

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

•                  management of Solera National Bank may be unable to adequately measure and limit credit risk associated with Solera National Bank’s loan portfolio, which would affect the Company’s profitability;

•                  government regulation may have an adverse effect on the Company’s profitability and growth;

•                  the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in our market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet; and

•                  management’s ability to manage these and other risks.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s registration statement on Form SB-2 (File 333-138042) filed by the Company under the Securities Act of 1933, as such registration statement became effective on March 7, 2007, as well as supplements and amendments thereto, including the Company’s registration statement on Form SB-2 (File 333-145861) filed on September 4, 2007 and declared effective on September 11, 2007, and the Company’s other filings with the SEC, all of which are available on the SEC’s website at www.sec.gov.  All forward looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-QSB to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solera National Bancorp, Inc.
(A Development Stage Enterprise)

Balance Sheets
September 30, 2007 and December 31, 2006 (Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS

Cash and due from banks	$457,653	$6,978
Federal funds sold	17,600,000	—
Total cash and cash equivalents	18,057,653	6,978
Loans	50,417	—
Investment in Federal Reserve stock	525,000	—
Premises and equipment, net	942,345	93,331
Interest receivable	7,978	—
Deferred offering costs	24,241	156,125
Other assets	29,925	20,528
Prepaid expenses	58,515	50,195
Total assets	$19,696,074	$327,157

LIABILITIES AND STOCKHOLDERS’ EQUITY/(DEFICIT)
Deposits
Non-interest bearing deposits	$231,288	$—
Interest bearing deposits	123,475	—
Savings and money market deposits	20,432	—
Time deposits	31,490	—
Total deposits	406,685	—

Accrued interest payable	45	6,061
Accounts payable	171,333	9,374
Refunds to Organizers	30,000	110,000
Accrued expenses	52,534	215,209
Note payable	—	1,343,726
Advances from Organizers	—	730,001
Capital lease liability	203,001	—
Liability for abandoned lease	162,869	—
Deferred rent expense	15,876	4,603

Total liabilities	$1,042,343	$2,418,974

COMMITMENTS AND CONTINGENCIES (see Note 16)

STOCKHOLDERS’ EQUITY/(DEFICIT)
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,262,837 shares issued and outstanding	$22,628	$—
Additional paid-in capital, net of offering costs of $953,960	22,409,682	—
Deficit accumulated during the development stage	(3,778,579)	(2,091,817)
Total stockholders’ equity/(deficit)	$18,653,731	$(2,091,817)

Total liabilities and stockholders’ equity/(deficit)	$19,696,074	$327,157

See Notes to Financial Statements.

Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006 and

the Period from January 3, 2005 (Inception) through September 30, 2007 (Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Cumulative Amounts from
	2007	2006	2007	2006	Inception
Interest Income:
Interest and fees on loans	$416	$—	$416	$—	$416
Interest on federal funds sold	52,998	—	52,998	—	52,998
Interest on escrow account	148,995	—	148,995	—	148,995
Other interest income	—	4	1,328	172	3,147
Dividends on Federal Reserve stock	1,812	—	1,812	—	1,812
	204,221	4	205,549	172	207,368
Interest Expense:
Deposits	$53	$—	$53	$—	$53
Note payable	39,409	21,758	113,977	32,822	169,724
Other borrowings	375	—	503	—	503
Total interest expense	39,837	21,758	114,533	32,822	170,280
Net interest income	164,384	(21,754)	91,016	(32,650)	37,088

Provision for loan loss	—	—	—	—	—
Net interest income after provision for loan loss	164,384	(21,754)	91,016	(32,650)	37,088

Non-interest income	346	—	346	—	346

Non-interest expenses:
Salaries and employee benefits	176,675	—	176,675	—	176,675
Occupancy	296,705	22,982	404,271	59,568	541,573
Professional fees	55,994	18,545	124,291	153,377	463,713
Consulting fees	7,806	68,750	50,506	246,250	655,806
Management fees	136,957	129,464	543,269	378,915	1,319,209
General and administrative	241,367	57,751	479,112	100,048	659,037
Total non-interest expenses	$915,504	$297,492	$1,778,124	$938,158	$3,816,013

Income taxes	—	—	—	—	—

Net loss	$(750,774)	$(319,246)	$(1,686,762)	$(970,808)	$(3,778,579)

Basic earnings per share	(0.33)	NA	(0.75)	NA	NA

Diluted earnings per share	(0.33)	NA	(0.75)	NA	NA

Weighted-average common shares
Basic	2,262,837	NA	2,262,837	NA	NA
Diluted	2,262,837	NA	2,262,837	NA	NA

See Notes to Financial Statements.

Statements of Changes in Stockholders’ Equity/(Deficit)
For Nine Months Ended September 30, 2007 and September 30, 2006 and

the Period from January 3, 2005 (Inception) through September 30, 2007 (Unaudited)

		Additional
	Common	Paid-in	Accumulated
	Stock	Capital	Deficit	Total
Balance, January 3, 2005 (Inception)	$—	$—	$—	$—
Comprehensive income:
Net loss	—	—	(831,975)	(831,975)
Balance, December 31, 2005	$—	$—	$(831,975)	$(831,975)
Comprehensive income:
Net loss	—	—	(1,259,842)	(1,259,842)
Balance, December 31, 2006	$—	$—	$(2,091,817)	$(2,091,817)
Sale of common stock, net of (a) cash paid for offering costs of $208,562 and (b) the fair market value of stock warrants issued in conjunction with the offering of $745,398	22,628	20,834,582	—	20,857,210
Conversion of organizer advances to common stock	—	817,200	—	817,200
Stock based compensation	—	12,502	—	12,502
Fair market value of stock warrants issued in conjunction with offering (Note 9)	—	745,398	—	745,398
Comprehensive income:
Net loss	—	—	(1,686,762)	(1,686,762)
Balance, September 30, 2007	$22,628	$22,409,682	$(3,778,579)	$18,653,731

See Notes to Financial Statements.

Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006, and Period
from January 3, 2005 (Inception) through September 30, 2007 (Unaudited)

			Cumulative
	For the Nine Months Ended September 30,		Amounts from
	2007	2006	Inception
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,686,762)	$(970,808)	$(3,778,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	51,097	1,276	54,768
Loss on abandoned lease	169,674	—	169,674
Recognition of stock compensation on stock options	12,502	—	12,502
Changes in operating assets and liabilities:
Interest receivable	(7,978)		(7,978)
Prepaid expenses and other assets	(17,717)	(25,187)	(88,440)
Deferred offering costs	131,884	(113,211)	(24,241)
Accrued expenses and other liabilities	(7,521)	(64,129)	217,062
Accrued interest payable	(6,016)	—	45
Deferred rent expense	11,273	1,437	15,876
Net cash used in operating activities	$(1,349,564)	$(1,170,622)	$(3,429,311)

CASH FLOWS FROM INVESTING ACTIVITIES
Issuance of loans	$(50,417)	$—	$(50,417)
Purchases of premises and equipment	(697,110)	(60,990)	(794,112)
Purchase of Federal Reserve stock	(525,000)	—	(525,000)
Net cash provided by investing activities	$(1,272,527)	$(60,990)	$(1,369,529)

CASH FLOWS FROM FINANCING ACTIVITIES
Receipt of deposits	$406,685	$—	$406,685
Advances from Organizers	450,000	300,000	1,290,001
Repayment of Organizer advances	(442,801)	(140,000)	(442,801)
Proceeds from note payable	1,420,164	1,085,955	2,763,890
Repayment of note payable	(2,763,890)	—	(2,763,890)
Proceeds from issuance of common stock, net of cash paid for offering costs of $208,562	21,602,608	—	21,602,608
Net cash provided by financing activities	$20,672,766	$1,245,955	$22,856,493

Net increase in cash and cash equivalents	$18,050,675	$14,343	$18,057,653

CASH AND CASH EQUIVALENTS
Beginning of period	6,978	4,168	—
End of period	$18,057,653	$18,511	$18,057,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$120,549	$—	$120,549
Assets acquired under capital leases	$206,819	$—	$206,819
Non-cash financing activities:
Organizer advances converted to equity	$817,200	$—	$817,200
Non-cash offering costs for stock warrants	$745,398	$—	$745,398

See Notes to Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ORGANIZATION

The Company is a Delaware corporation that was incorporated in 2006 to organize and serve as the holding company for Solera National Bank, a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado initially serving the Denver metropolitan area.  The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement (“FASB”) No. 7, Accounting and Reporting by Development Stage Enterprises, as it continues to devote substantially all its efforts to establishing a new business. Although the planned principal operations commenced on September 10, 2007, there have been no significant revenue from operations as of September 30, 2007.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of Solera National Bancorp, Inc. (the “Company”) as of September 30, 2007, and the results of its operations for the three months and nine months ended September 30, 2007 and September 30 2006, respectively, and for the period from January 3, 2005 (inception) to September 30, 2007.  Cash flows are presented for the nine months ended September 30, 2007 and September 30, 2006, respectively, and for the period from January 3, 2005 (inception) to September 30, 2007.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on Stockholders’ deficit or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed financial statements should be read in conjunction with the financial statements and footnotes thereto included in the registration statement on Form SB-2 (File No. 333-138042) and supplements thereto, filed by the Company under the Securities Act of 1933, as such registration statement became effective on March 7, 2007, and all of the Company’s other filings with the SEC from March 7, 2007 through the current date pursuant to the Securities Exchange Act of 1934.

At September 30, 2007, the Company is considered to be in the development stage because it has devoted substantially all of its efforts since formation to primarily preparing applications with various bank regulatory authorities for permission to organize a national bank and a bank holding company, and taking all other actions necessary to organize and charter Solera National Bank.  The Company received approval as a bank in organization in the first quarter of 2007, conducted an initial closing of its common stock offering and commenced banking operations during the third quarter of 2007.  Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent on future events, including the successful execution of the Company’s business plan and achieving a level of revenue adequate to support the Company’s cost structure.

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

To date, the Company has funded its activities primarily through contributions from the Organizers (see Note 4), proceeds from borrowings on a line of credit (see Note 13) and funding from the proceeds of a common stock offering which closed on gross proceeds of $22,628,370.  The Company is continuing to offer for sale additional shares of its common stock at $10 per share up to a maximum of 2,880,000 shares (see Note 3). As of November 13, 2007, the Company has received subscriptions for approximately 103,000 shares, or $1,030,000.  The proceeds from the sale of these shares will be utilized primarily as additional capital for Solera National Bank.  The Company’s cash and cash equivalents at September 30, 2007 and December 31, 2006 totaled $18.1 million and $6,978, respectively.  Management believes cash currently on hand will provide adequate funding through September 30, 2008.  There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

Critical Accounting Policies

Income taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

Stock-based compensation:  The Company accounts for stock-based compensation to employees as outlined in FASB Statement No. 123(R), Share-Based Payment.  The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award.

Provision for loan losses:  The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

The Company has established a formal process for determining an adequate allowance for loan losses.  The allowance for loan losses calculation process has two components.  The first component represents the allowance for loan losses for impaired loans computed in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures an amendment of FASB Statement No. 114.  To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component is the allowance for loan losses calculated under FASB Statement No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors.  This component of the allowance for loan losses is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.  The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component.

NOTE 3 - COMMON STOCK OFFERING

The Company closed the initial offering for 2,262,837 shares of its common stock at an offering price of $10 per share, or $22.6 million.  $208,562 of direct offering costs were incurred to raise the Company’s initial capital and have been offset against the initial proceeds of the capital raise to yield a net opening capital of $22.4 million.  In addition, the Company issued one stock warrant for every five shares of common stock purchased. The warrants entitle the holder thereof to purchase one share of the Company’s common stock for $12.50 at any time prior to September 10, 2010.

The offering was not underwritten.  Subject to compliance with applicable federal and state securities laws, the offering was made on a best efforts basis through the Company’s Organizers, executive officers and directors, who did not receive any commission or other compensation in connection with these activities.

The Company will continue to offer the remaining shares and warrants until December 31, 2007, however, the Company may close the offering at any time prior to that date.

NOTE 4 - ADVANCES FROM ORGANIZERS

The Company’s Organizers advanced funds for organizational and other pre-operating expenses.  These advances were non-interest bearing.  During the third quarter 2007, the Organizer advances were either repaid or were converted into common stock on the same terms as the initial offering.

Additionally, as consideration to the Organizers upon Solera National Bank opening for business on September 10, 2007, the Company issued to each Organizer one warrant for every $10 that the Organizer had at risk during the pre-operating and organizational phase.  Each warrant entitles its holder to purchase one share of the Company’s common stock for $10 at any time prior to September 10, 2017.

NOTE 5 - LOANS

Loans consist of the following:

	September 30, 2007	December 31, 2006
Real estate — mortgage	$50,000	$—
Consumer and other	138	—
Commercial and industrial	—	—
Real estate — construction	—	—
Gross loans	50,138	—
Less: Allowance for loan losses	—	—
Deferred loan fees and expenses, net	279	—
Loans, net	$50,417	$—

In the ordinary course of business, the Company had no loans receivable from directors, executive officers and principal shareholders (holders of more than five percent of the outstanding common shares) of the Company at September 30, 2007.

NOTE 6 - DEPOSITS

Deposits are summarized as follows:

	As of September 30, 2007		As of December 31, 2006
Non-interest bearing demand	$231,288	57%	$—	—%
Interest bearing demand	123,475	30	—	—
Money market accounts	17,269	4	—	—
Savings accounts	3,163	1	—	—
Certificates of deposits, less than $100,000	31,490	8	—	—
Certificates of deposits, greater than $100,000	—	—	—	—
Total deposits	$406,685	100%	$—	—%

NOTE 7 - PREMISES AND EQUIPMENT

Premises and equipment at September 30, 2007 and December 31, 2006 consist of the following:

	September 30, 2007	December 31, 2006
Leasehold improvements	$567,114	$66,369
Furniture, fixtures and equipment	430,000	32,528
Total	$997,114	$98,897
Accumulated Depreciation	(54,769)	(5,566)
Premises and equipment, net	$942,345	$93,331

Depreciation and amortization expense for the three and nine months ended September 30, 2007 was $19,557 and $51,097, respectively.  Depreciation and amortization expense for the three and nine months ended September 30, 2006 was $749 and $1,276, respectively,

 The Company has operating leases for its main banking office, space in an office building and an ATM machine with future minimum lease payments as of September 30, 2007, as follows:

Year ended December 31,
2007	$38,181
2008	153,082
2009	157,938
2010	165,883
2011	157,041
Thereafter	863,420
Total	$1,535,545

NOTE 8 - STOCK BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) in October 2007 with an effective date of September 10, 2007.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 20% of the total number of shares of common stock subscribed for in the offering for issuance under the stock incentive plan.  Based on the initial closing of the offering, approximately 452,500 options have been reserved for issuance under the stock incentive plan.  The Company intends to reserve 576,000 options if it attains the maximum offering amount. The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of $12,502 during the third quarter 2007.  No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

The Company accounts for its stock-based compensation under the provisions of SFAS 123R.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

Grant Date	September 10, 2007
Total Number of Options Granted	361,897
Expected Volatility	14.46%
Expected Term	6.25 years
Expected Dividend	0.00%
Risk-Free Rate	4.29%
Grant Date Fair Value	$2.75

Since the Bank has no historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history.  The expected term represents the estimated average period of time that the options will remain outstanding.  Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options.

No options were exercised, vested or forfeited during the third quarter ended September 30, 2007.  However, the Company recognized expense for 5,026 options, representing a pro-rata amount of the options that will vest at the end of year one.  As of September 30, 2007, there was $887,640 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 3.94 years.

The following is a summary of the Company’s non-vested options at September 30, 2007:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2007	—	—
Granted	361,897	$2.75
Vested	—	—
Forfeited	—	—
Non-vested at September 30, 2007	361,897	$2.75

NOTE 9 - WARRANTS

The Company funded organizational and pre-opening expenses of approximately $3.6 million from direct cash advances made by its Organizers and from draws made under a $2.9 million line of credit with The Bankers Bank of Georgia.  Each Organizer and one non-organizer director provided a limited guarantee on amounts drawn under the line of credit.  Accordingly, in recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 317,335 warrants to its Organizers and one non-organizer Director.  Each of our Organizers who provided cash advances of $30,000 and a limited guarantee received warrants to purchase the lesser of 16,181 shares of the Company’s common stock or the number of shares actually subscribed for in the offering.  One Organizer, both individually and through an affiliated entity, provided a cash advance of $480,000 and a limited guarantee, and received warrants to purchase 40,000 shares of the Company’s common stock.  Another Organizer, who provided a cash advance of $130,000 and a limited guarantee, received warrants to purchase 25,000 shares of the Company’s common stock.  These warrants will be exercisable at a price of $10.00 per share, the initial offering price, and may be exercised anytime prior to September 10, 2017.

Each of the Company’s initial shareholders was granted one warrant to purchase an additional share, at an exercise price of $12.50 per share, for every five shares purchased during the Company’s initial public offering.  The shareholder warrants are fully vested and exercisable at any time prior to September 10, 2010.

Warrants Outstanding and Exercisable
Type	Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Organizer warrant	$10.00	317,335	9.94	$10.00
Shareholder warrant	$12.50	452,567	2.94	$12.50

The Company determined the fair value of the warrants granted following the provisions of SFAS 123R.  The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

	Shareholder Warrants	Organizer Warrants
Grant Date	September 10, 2007	September 10, 2007
Total Number of Warrants Granted	452,567	317,335
Expected Volatility	14.46%	14.46%
Expected Term	2.75 years	4.6 years
Expected Dividend	0.00%	0.00%
Risk-Free Rate	4.15%	4.29%
Grant Date Fair Value	$0.53	$2.19

Since the Bank has no historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history.  The expected term represents the estimated average period of time that the warrants will remain outstanding.  The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the warrants.

The fair market value of the shareholder warrants totaled $119,930 and the fair market value of the organizer warrants totaled $625,467 after considering estimated forfeitures of 50% and 10%, respectively.  This cost was treated as a component of equity and was included in total offering costs of $953,960.

NOTE 10 - NONINTEREST EXPENSE

The following table details the items comprising General and administrative expenses:

					Cumulative
	3 months ended September 30,		9 months ended September 30,		Amounts From
	2007	2006	2007	2006	Inception
Marketing and promotions	$97,291	$3,849	$166,075	$8,188	$177,486
Printing, stationery & supplies	68,998	10,001	115,873	23,748	144,631
Temporary services	20,100	19,988	81,234	27,298	133,171
Travel and entertainment	6,810	1,204	31,680	5,669	39,149
Telephone	5,600	699	18,274	2,431	23,258
Postage, shipping, and courier	8,568	1,122	14,787	2,340	18,500
Training and education	9,695	—	9,695	—	9,695
Insurance	5,354	1,248	8,864	3,619	14,332
Data processing	7,327	936	7,754	936	8,691
Miscellaneous	11,624	18,704	24,876	25,819	90,124
Total	$241,367	$57,751	$479,112	$100,048	$659,037

NOTE 11 - INCOME TAXES

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

The Company has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period.

NOTE 12 - RELATED-PARTY TRANSACTIONS

Certain Organizers and proposed Officers of the Company and Bank were employed as consultants during the third quarter.  Under these consulting agreements, the Company has incurred costs of approximately $137,000 and $129,000 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, and approximately $543,000 and $379,000 for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively.  Additionally, the Company has incurred costs under these consulting agreements of approximately $1,319,000 for the period January 3, 2005 (inception) through September 30, 2007.  The consulting agreements were terminated for Officers on September 10, 2007, the date employment agreements commenced.

The Company utilized a temporary staffing service for payroll administration of temporary staff engaged during the organization stage.  The temporary staffing company is owned by an Organizer.  The Company incurred approximately $20,100 and $20,000 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, and approximately $81,200 and $27,300 for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively.  Additionally the Company incurred approximately $120,600 for the period January 3, 2005 (inception) through September 30, 2007.

The Company utilized a law firm for leases for the main banking office and corporate offices.  One of the Organizers is a partner with the firm.  The Company incurred $0 and approximately $400 for the three-month periods ended September 30, 2007 and September 30, 2006, respectively, and $0 and approximately $9,200 for the nine-month periods ended September 30, 2007 and September 30, 2006, respectively.  The Company incurred approximately $9,200 for the period January 3, 2005 (inception) and September 30, 2007.

NOTE 13 - NOTE PAYABLE

In September 2007, the Company used proceeds from the initial public offering to pay off the $2.9 million line of credit that was used to fund pre-opening expenses in excess of Organizer advances.  Interest expense of $39,409 and $21,758 was recognized during the three months ended September 30, 2007 and 2006, respectively, on the line of credit.  Interest expense of $113,977 and $32,822 was recognized during the nine months ended September 30, 2007 and 2006, respectively.  And interest expense of $169,724 was recognized from inception to September 30, 2007 on the line of credit.

NOTE 14 - OTHER BORROWINGS

The Company has capital leases for bank equipment, furniture and signage that are being leased for 5 years with a bargain purchase option at the end of the lease term.  In accordance with SFAS No. 13, Accounting for Leases, the asset and the capital lease liability have been recorded at the lesser of the fair market value or the present value of the future minimum lease payments.

The following is an analysis of the leased property under capital lease:

As of September 30, 2007
Furniture, fixtures and equipment	$206,819
Accumulated depreciation	(8,631)
Net book value	$198,188

The following is a schedule, by years, of the future minimum lease payments under capital leases as of September 30, 2007:

Year ended December 31,
2007	$12,877
2008	51,510
2009	51,510
2010	51,510
2011	51,510
Thereafter	34,310
Total	$253,227

NOTE 15 - LOSS ON ABANDONMENT OF LEASE

In January 2007, the Company entered into a plan to abandon its corporate headquarters for cost reduction purposes.  Management relocated its corporate offices to the main bank office on July 27, 2007.  The Company is currently seeking a sub-lessee for the vacated premises.  The Company recorded an estimated loss of $169,674 as a result of abandoning its corporate headquarters.  The amount was calculated to be the difference between the present value of future lease obligations and the present value of estimated sub-lease income.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, this loss will be adjusted in future periods for changes in the timing or amounts of the estimated future cash flows.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

At September 30, 2007, the Company had no outstanding loan origination commitments and no unused commercial and retail lines of credit and one standby letter of credit for $9,000.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

The following discussion and analysis presents the Company’s consolidated financial condition as of September 30, 2007 and results of operations for the three and nine months ended September 30, 2007 and 2006, respectively.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-QSB.

OVERVIEW

We are a Delaware corporation that was incorporated on January 12, 2006 to organize and serve as the holding company for Solera National Bank, a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado serving the Denver metropolitan area.  Our main banking office is located at 319 S. Sheridan Blvd., Lakewood, Colorado 80226.  Our telephone number is (303) 209-8600.

PLAN OF OPERATIONS

We offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who we believe will be particularly responsive to the personalized service that Solera National Bank intends to provide to its customers.  We believe that local ownership and control will allow the Bank to serve customers more efficiently and effectively and will aid in our growth and success.  Solera National Bank intends to compete on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients.  Solera National Bank intends to serve the entire market area and intends to target the local Hispanic population due to the significant growth in this demographic and the inability of traditional banks to fully service the needs of the Hispanic population because of cultural and language barriers.

During the quarter, we received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank.  Additionally, we closed on our initial public offering and Solera National Bank received final regulatory approvals and began operations on September 10, 2007.

As of September 30, 2007, the Company had purchased or acquired under capital leases, property and equipment of approximately $425,000.  In addition, the Company has incurred a total of $567,000 for leasehold improvements made at its main banking office.  We are currently in the process of recruiting additional employees and currently have 15 employees.

Results of Operations for the Three and Nine Months Ended September 30, 2007

The following discussion focuses on the Company’s financial condition and results of operations for the three months and nine months ended September 30, 2007.  The Company’s principal operations for the three months and the nine months ended September 30, 2007 consisted of the operations of Solera National Bank, which opened for business September 10, 2007.

In connection with the Company’s closing of its initial public offering, Solera National Bank opened for business on September 10, 2007.  Accordingly, the following discussion is limited as the Company’s principal operations were conducted for only 21 days of the third quarter 2007.  As such, a discussion of the comparison to prior financial results is not meaningful to an understanding of our current business and, therefore, has been omitted from this Report.  Similarly, results of operations for the nine months ended September 30, 2007 are virtually identical to prior periods as the Company continued to incur losses from pre-opening expenses and other costs of the offering, with the exception of the receipt of approximately $22.6 million in cash.  As a result, a discussion of the Company’s financial condition and results of operation for the nine months ended September 30, 2007 has also been omitted from this Report, as it would not be meaningful to an understanding of our current business.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan, lease and investment securities portfolios, and interest expense, principally on customer deposits and borrowings.  Net interest income will be our principal source of earnings.  Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income was $164,000 in the third quarter of 2007. Our annualized net interest margin was 5.5% for the 3 months ended September 30, 2007.  Excluding the interest income on the escrow account and interest expense on the note payable, our annualized net interest margin would have been 5.6%.

Total interest income was $204,000 for the third quarter of 2007. Average net loans were $24,000 and average investments, primarily overnight investments with the Federal Reserve, were $17.4 million.

Total interest expense was $40,000 in the third quarter of 2007.  This consisted primarily of interest expense on the $2.9 million line-of-credit with the Bankers Bank of Georgia.  Interest expense of $53 was incurred during the 21 days the bank was opened during the third quarter on average interest-bearing deposits of $106,000 for the same period.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the third quarter of 2007, our provision for loan and lease losses was $0.  Because Solera National Bank recently opened, there were no charge-offs or non-performing loans during the third quarter of 2007.

Noninterest Income

The non-interest income for the quarter ended September 30, 2007 was negligible.  In general, deposit accounts incur service charges one month in arrears.  Due to the low volume of accounts and the brief amount of time any of the accounts had been opened, only $346 of service charges was collected.

Noninterest Expense

Our total noninterest expense was $916,000 in the third quarter of 2007.  This expense is not representative of future expense, as Solera National Bank was open for less than one-third of the quarter and the Company recorded a $170,000 loss on abandonment of lease as well as additional start-up expenses.  While it is anticipated that the overall volume of noninterest expense will continue to increase as Solera National Bank grows, management is committed to controlling costs and expects to moderate these increases relative to revenue growth.

Occupancy expenses totaled $297,000 for the third quarter of 2007, attributable primarily to the recognition of $170,000 for the abandonment of leased property.  See additional discussion in Note 15.  The remaining occupancy expense consists primarily of lease expense for the bank’s main office.

Salaries and employee benefits totaled $177,000 for the third quarter of 2007.  The Company employed 15 full-time equivalent employees as of September 30, 2007.

Management fees of $137,000 for the third quarter 2007 were fees paid to the Bank’s management team before the Bank opened and the managers became employees of the Bank.

Promotional expenses were $97,000 for the third quarter of 2007. This included expenses for marketing collateral, development of our advertising campaign and sponsorship of key community events to coincide with Solera National Bank’s opening.

Professional fees of $56,000 for the third quarter of 2007 were primarily attributable to legal expenses related to the opening of Solera National Bank.

Consulting expense was $8,000 for the third quarter of 2007, attributable primarily to information technology consulting to establish the bank’s infrastructure.

Other expenses of $144,000 for the third quarter of 2007 included $69,000 for printing, stationery and supplies, $20,000 for temporary labor, $10,000 for training and education, $9,000 for postage and shipping, $7,000 for travel and entertainment, $7,000 for data processing fees, $6,000 for telephone, $6,000 for insurance and $10,000 for other miscellaneous expenses.

Pre-opening expenses for the nine-month period ended September 30, 2007 were $1.3 million.

Income Taxes

No federal or state tax expense has been recorded for the quarter ended September 30, 2007, based upon net operating losses.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2007 is $0.

Financial Condition

Total assets as of September 30, 2007 were $19.7 million, primarily the result of the net proceeds from the initial public offering, net of the repayment of the note payable.

As of September 30, 2007, shareholders’ equity was $18.6 million, as a result of the initial public offering, partially offset by the inception-to-date losses from start-up activities and current operations.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At September 30, 2007, Solera National Bank had $17.6 million in federal funds sold.  Federal funds sold allow Solera National Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio will primarily serve as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At September 30, 2007, Solera National Bank’s securities consisted solely of Federal Reserve Bank Stock, having an amortized cost of $525,000, and a weighted average yield of 6%.

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	September 30, 2007
	Amount	% of Total
Real estate — mortgage	$50,000	100%
Consumer and other	138	0
Commercial and industrial	—
Real estate — construction	—
Gross loans	50,138	100%
Less: Allowance for loan losses	—
Deferred loan fees and expenses, net	279
Loans, net	$50,417

As of September 30, 2007, net loans were $50,000.  Net loans as a percentage of total assets was 0.3% as of September 30, 2007.

The commercial loan portfolio will be comprised primarily of lines of credit for working capital and term loans to finance equipment and other business assets.  The lines of credit typically are limited to a percentage of the value of the assets securing the line.  Lines of credit and term loans typically are reviewed annually and can be supported by accounts receivable, inventory, equipment and other assets of the client’s businesses. At September 30, 2007, there were no commercial loans in the loan portfolio.

The consumer and other loan portfolio will consist of personal lines of credit, loans to acquire personal assets such as automobiles and boats and overdraft protection balances for our deposit customers.  The lines of credit generally have terms of one year and the term loans generally have terms of three to five years.  The lines of credit typically have floating rates.  Due to our limited operating history, at September 30, 2007, there was one consumer and other loan for $138.

The real estate loan portfolio will be comprised of construction loans and short-term mortgage loans. Construction loans consist primarily of single-family residential properties, have a term of less than one year and have floating rates and commitment fees.  Construction loans are typically made to builders that have an established record of successful project completion and loan repayment.  Short-term mortgage loans typically are secured by commercial properties occupied by the borrower, have terms of three to seven years with both fixed and floating rates.  At September 30, 2007, the real estate loans totaled $50,000, 100% of our total funded loans.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. At September 30, 2007, such an analysis would not be meaningful due to the small dollar amount of total loans. As new loans are generated and Solera National Bank continues to grow, the presence of concentrations in the loan portfolio will be monitored.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of Solera National Bank. Solera National Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

Loan terms vary according to loan type. The following table shows the maturity distribution of loans as of September 30, 2007:

	As of September 30, 2007
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — construction	$—	$—	$—	$—	$—	$—
Real estate — secured	—	50,000	—	—	—	50,000
Commercial and industrial	—	—	—	—	—	—
Consumer and other	138	—	—	—	—	138
Total	$138	$50,000	$—	$—	$—	$50,138

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2007, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. Solera National Bank had no loans classified in these categories at September 30, 2007.

Allowance for Loan Losses

Implicit in Solera National Bank’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss, changes in the size and composition of the loan portfolio, and general economic conditions.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, information regarding the ability of the borrower to repay the loan, current economic conditions and other pertinent factors will be considered.  The one loan recorded as of September 30, 2007 was current on all payments and well-collateralized.  Thus, the allowance was $0, or 0% of outstanding principal as of September 30, 2007.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the board of directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the third quarter of 2007, there were no charge-offs.

Non-earning Assets

Premises, leasehold improvements and equipment totaled $942,345 at September 30, 2007. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in the total occupancy expense.

Off-Balance Sheet Arrangements

Neither the Company nor Solera National Bank has any material off-balance sheet arrangements.

Borrowings

The Company expects to establish access to a Federal Home Loan Bank line-of-credit and an unsecured line-of-credit with Bankers Bank of the West.

Loan Commitments

At September 30, 2007, the Company had no outstanding loan origination commitments and no unused commercial and retail lines of credit of and one standby letter of credit for $9,000.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies are applicable to Solera National Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.00%, Tier 1 capital to risk-weighted assets of 4.00%, and Tier 1 capital to total assets of 4.00%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Solera National Bank’s financial statements.

As of September 30, 2007, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.00%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.00%, and a minimum ratio of Tier 1 capital to total assets of at least 5.00% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at September 30, 2007:

	Actual		For Capital Adequacy Purposes		Well Capitalized Under Prompt Corrective Action Provision
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to Risk Weighted Assets)	$17,354	378.0%	$367	8.0%	$459	10.0%
Tier 1 Capital (to Risk Weighted Assets)	$17,354	378.0%	$184	4.0%	$275	6.0%
Tier 1 Capital (to Average Assets)	$17,354	88.8%	$184	4.0%	$230	5.0%

LIQUIDITY

The stock offering closed with 2,262,837 shares sold representing $22.6 million in gross total proceeds raised. Of this sum $20.0 million was used to purchase a majority ownership of the Solera Bank. Pre-opening costs totaled $3.6 million and consisted primarily of management fees of approximately $1.3 million, consulting fees of $672,000, professional fees of $597,000, interest expense on the line-of-credit of $170,000, loss on abandonment of lease of $170,000 and other operating costs of $667,000.  In addition, both capital and pre-opening costs were increased by $745,000 representing the fair market value of the stock warrants issued to organizers and shareholders.  Also, the Company funded certain costs and the purchase of certain capital assets totaling $1.8 million that were reimbursed and purchased by Solera National Bank in September.  At September 30, 2007, the Company (excluding Solera National Bank) had approximately $1.5 million in remaining cash proceeds. These funds can be used for Company operations, investment and for later infusion into Solera National Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

Solera National Bank’s liquidity is monitored by its staff, the Asset Liability Committee and the Board of Directors, who will review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Solera National Bank’s primary sources of funds will be retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. Solera National Bank will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Fed Funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2007, the loan to deposit ratio was 12%.

Solera National Bank had cash and cash equivalents of $18.0 million, or 92% of total Bank assets, at September 30, 2007. Management feels that with the capital injection from the proceeds of the offering, Solera National Bank should have more than adequate liquidity to meet anticipated future funding needs.

ITEM 3. CONTROLS AND PROCEDURES

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this report, we evaluated the effectiveness and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, both our President (principal executive officer) and Vice President, Secretary & Treasurer (principal financial officer) have concluded that our disclosure controls and procedures are effective to ensure that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported to our management within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

During the quarter, the Company converted to a new general ledger application and does not expect any impacts to controls as a result of the conversion.  Other than as discussed herein, there have been no changes in internal controls over financial reporting during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 11, 2007, the Securities and Exchange Commission declared effective the Company’s Registration Statement on Form SB-2 (File No. 333-145861), which acted as a post-effective amendment to an earlier Registration Statement on Form SB-2 declared effective on March 7, 2007 (File No. 333-138042), related to the initial public offering of the Company’s common stock, $0.01 par value.  A total of 3,773,335 shares of common stock were registered, of which 893,335 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 576,000 shares of common stock at an exercise price of $12.50 per share issuable to the initial shareholders of the Company in connection with the offering, and warrants to purchase an aggregate of 317,335 shares of common stock at an exercise price of $10.00 per share issuable to the organizers of the Company).  The Company completed its first closing of its initial public offering having sold 2,262,837 shares at $10.00 per share for an aggregate $22.6 million.  The Company also issued 452,567 warrants to the initial shareholders and 317,335 warrants to the organizers.

The Company incurred approximately $954 thousand in offering expenses, none of which was paid to directors, officers, ten percent or greater shareholders, any of their associates, or affiliates of the Company.  None of those expenses were paid to underwriters or for underwriting discounts and commission or finders’ fees.

The following is a reasonable estimate of the use of the offering proceeds through September 30, 2007:

Gross proceeds from sale of shares	$22,628,000
Organizational and pre-opening expenses	(3,600,000)
Net investment in common stock of the Bank (1)	(17,600,000)
Remaining proceeds	$1,428,000

(1)   The amount is net of pre-opening expenses reimbursed by the Bank

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

3.1	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 (No. 333-145861) filed on September 4, 2007).
10.1	Solera National Bancorp, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to our Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
10.2

Employment Agreement by and between Solera National Bank and James Perez Foster (incorporated by reference to Exhibit 10.4 to our Registration Statement on Form SB-2 (333-138042) filed October 17, 2006).

10.3	Employment Agreement by and between Solera National Bank and Robert Fenton (incorporated by reference to Exhibit 10.5 to our Registration Statement on Form SB-2 (333-138042) filed October 17, 2006).

10.4	Employment Agreement by and between Solera National Bank and Mark Martinez (incorporated by reference to Exhibit 10.6 to our Registration Statement on Form SB-2 (333-138042) filed October 17, 2006).
10.5	Employment Agreement by and between Solera National Bank and Paul Ferguson (incorporated by reference to Exhibit 10.7 to our Registration Statement on Form SB-2 (333-138042) filed October 17, 2006).
31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

* Filed herewith.

SOLERA NATIONAL BANCORP, INC.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: November 13, 2007	/s/ Paul M. Ferguson
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