Form 10KSB
period 2007-12-31
Solera National Bancorp, Inc.
filed 2008-03-27
CIK 1357231

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 333-133004

SOLERA NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0774841
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
319 South Sheridan Blvd. Lakewood, CO 80226 (Address of principal executive offices, including zip code)
(303) 209-8600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Common Stock, par value
$.01 per share

         Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment of this Form 10-K. ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Registrant's revenues for the fiscal year ended December 31, 2007, were $479,254.

         The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and asked prices of such stock, as of March 13, 2008: $21,042,000. For purposes of this computation, all executive officers, directors and 10% beneficial owners are deemed to be affiliates. Such determination should not be deemed to be an admission that any such person is an affiliate.

         The number of shares of common stock, par value $0.01 share, of the Registrant outstanding as of March 13, 2008, was 2,553,671.

         DOCUMENTS INCORPORATE BY REFERENCE: Portions of the Company's definitive proxy statement for the 2008 Annual Meeting of Stockholders, expected to be held in June 2008, are incorporated by reference into Part III of this Form 10-KSB.

         Transitional Small Business Disclosure Format: Yes ☐; No ☒

SOLERA NATIONAL BANCORP, INC.

ANNUAL REPORT ON FORM 10-KSB

PART I

Introductory Note. Cautionary Statement Regarding Forward-Looking Information and Risk Factors

        This Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 about Solera National Bancorp (the "Company") and its subsidiary, Solera National Bank (the "Bank") that are subject to risks and uncertainties. Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "may increase," "may fluctuate" and similar expressions of future or conditional verbs such as "will," "should," "would," and "could" are generally forward-looking in nature and not historical facts. Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements. Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and Solera National Bancorp, Inc. (sometimes referred to herein as on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

        These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to the Company's beliefs, plans, objectives, goals, expectations, anticipations, estimates, financial condition, results of operations, future performance and business, including management's expectations and estimates with respect to revenues, expenses, return on equity, return on assets, efficiency ratio, asset quality and other financial data and capital and performance ratios.

        Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

  •
  the Company has a very limited operating history upon which to base an estimate of its future financial performance;

  •
  the Company expects to incur losses during its initial years of operations;

  •
  Solera National Bank's failure to implement its business strategies may adversely affect the Company's financial performance;

  •
  the departures of key personnel or directors may impair Solera National Bank's operations;

  •
  Solera National Bank's legal lending limits may impair its ability to attract borrowers;

  •
  an economic downturn, especially one affecting Solera National Bank's primary service areas, may have an adverse effect on its financial performance;

  •
  the Company could be negatively affected by changes in interest rates;

  •
  the Company does not intend to pay dividends in the foreseeable future;

  •
  the Company is subject to extensive regulatory oversight, which could restrain its growth and profitability;

  •
  the Company may not be able to raise additional capital on terms favorable to it;

  •
  the liquidity of the Company common stock will be affected by its limited trading market;

  •
  monetary policy and other economic factors could adversely affect the Company's profitability;

  •
  the Company's certificate of incorporation and bylaws, and the employment agreements of its Executive Officers, contain provisions that could make a takeover more difficult;

  •
  management of Solera National Bank may be unable to adequately measure and limit credit risk associated with Solera National Bank's loan portfolio, which would affect the Company's profitability;

  •
  government regulation may have an adverse effect on the Company's profitability and growth;

  •
  the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Bank's market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet;

  •
  management's ability to manage these and other risks; and

  •
  other factors including those disclosed under "Business—Risk Factors" in Item 1 of this Annual Report on Form 10-KSB.

        Any forward-looking statement made in this Annual Report on Form 10-KSB or elsewhere speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for management to predict these events or how they may affect the Company. The Company has no duty to, and does not intend to, update or revise the forward-looking statements in this Annual Report on Form 10-KSB after the date of this filing, except as may be required by law. In light of these risks and uncertainties, any forward-looking statement made in this Annual Report on Form 10-KSB or elsewhere might not occur.

Item 1.    Business

Overview

        Solera National Bancorp, Inc.—The Company, headquartered in Lakewood, Colorado, was organized as a Delaware corporation in 2006 to serve as a bank holding company for Solera National Bank ("Bank"). The Company received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank on July 27, 2007. The Company raised a total of $25.5 million in its initial public offering and used $20.0 million of the proceeds to purchase shares of the Bank's common stock.

        The Company chose a holding company structure because it believed it would provide flexibility in accommodating the Company's and Bank's business objectives. For example, with a holding company structure, the Company may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital. Additionally, under provisions of the Gramm-Leach-Bliley Act, if the Company elected to be a financial holding company, it could engage in activities that are financial in nature or incidental or complementary to a financial activity, including merchant banking activities, in which the Bank would be prohibited from engaging. Although the Company does not presently intend to engage in these financial activities, it would be able to do so without notice to or a filing with the Federal Reserve if it believes that there is a need for these services in its market area, that it can be successful in these activities, and that these activities would be profitable.

        At this time, the Company engages in no material business operations other than owning and managing the Bank.

        Solera National Bank—On September 10, 2007, the Bank began banking operations as a federally-chartered national bank, having received all necessary regulatory approvals. The FDIC insures the Bank's deposit accounts up to the maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the OCC and the FDIC. The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank.

        Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado with 17 full-time equivalent employees dedicated to serving the Denver metropolitan area. The Bank offers a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals and provides a unique and personalized banking experience. While the Bank seeks to serve the entire community, the Bank has a core specialization serving the local Hispanic population due to the significant growth in this demographic. The Bank's website is www.solerabank.com. The Company does not intend for the information contained in its website to be part of this Annual Report on Form 10-KSB.

Philosophy and Strategy

        Solera National Bank operates as a full-service community bank, offering a full array of financial products while emphasizing prompt, personalized customer service. The Bank believes that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

        To carry out its philosophy, the Bank's business strategy involves the following:

  •
  Capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its directors and executive officers;

  •
  Hiring and retaining experienced and qualified banking personnel;

  •
  Providing individualized attention with consistent, local decision-making authority;

  •
  Utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

  •
  Operating from a highly visible and accessible banking office in close proximity to concentrations of targeted commercial businesses and professionals; and

  •
  Implementing a strong marketing program.

Market Opportunities

        Primary Service Area.    Solera National Bank's primary service area is the Denver metropolitan area. The Bank's main office is located at 319 S. Sheridan Boulevard in Lakewood, Colorado. According to information prepared by the Environmental Systems Research Institute, within a three mile radius of the Bank's main office, there are approximately 5,200 businesses, 52,000 employees and 165,000 residents. The main office is targeting these small to mid-sized businesses, as well as local residents. This location offers the ability to target both the entire community, which is the Bank's primary focus, as well as the Hispanic demographic, in which the Bank has a core specialization, given the high predominance of Hispanic households in the area (51.8% within three miles of the Bank's main office). Solera National Bank draws most of its customer deposits and conducts most of its lending transactions from and within its primary service areas.

        Local Economy.    Despite a volatile stock market, continued weakness in the housing sector, and a slightly weaker labor market, Colorado is weathering the economic impacts better than its neighboring states, according to data compiled by the Metro Denver Economic Development in its Monthly

Economic Summary for February 2008. The nation's current economic troubles largely started in the housing sector. The hard-hit U.S. western region includes Colorado, but the state has so far fared better than many of its neighboring states. Metro Denver's existing homes market, for example, ended 2007 on a fairly flat note.

        Metro Denver's commercial real estate market had a strong year in 2007, and real estate analysts expect further investment in 2008. A diverse and stable industry base keeps Metro Denver's office market attractive, but some of the cost advantages that buyers and tenants have enjoyed in the past may be shrinking. A fourth quarter report by CB Richard Ellis notes that asking rates in Metro Denver rose 10 percent in 2007, pushing the average lease rate past $20 per square foot. Economic uncertainty weakened fourth quarter office market activity, but the report suggests Metro Denver's office market is still poised to see a healthy 2008.

        Metro Denver ended 2007 with an unemployment rate well below 2006. The region's unemployment rate averaged 3.9 percent for the year, down from 4.4 percent in 2006. Monthly data, however, reveal a slightly weaker labor market. At 4.4 percent, Metro Denver's December unemployment rate was up from 3.9 percent in December 2006. Despite the increase, Metro Denver and Colorado unemployment remain low, and both are well below December's U.S. national average rate of 5.0 percent. Colorado job growth through December reached two percent and easily exceeded the nation's 1.3 percent employment gain for the year.

        Metro Denver has a population of 2.7 million people, with a growth rate that has consistently outpaced the national rate every decade since the 1930s. The region grew steadily during the past decade, averaging two percent population growth each year from 1997 to 2007. And by 2030, Metro Denver's population is anticipated to increase by nearly 50 percent to almost 3.9 million, with 800,000 new jobs being created.

        Competition.    The market for financial services is rapidly changing and intensely competitive and is likely to become more competitive as the number and types of market entrants increase. Solera National Bank competes in both lending and attracting funds with other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions, including retail stores, that may offer more favorable financing alternatives than the Bank.

        According to information disclosed on the FDIC's website (www.fdic.gov), as of June 30, 2007, most of the deposits held in traditional banking institutions in the Bank's primary banking market are attributable to super-regional banks (serving several states) and branch offices of out-of-state banks. The Company believes that banks headquartered outside of its primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through its local ownership and management, the Company believes Solera National Bank is positioned to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. The Company believes that the Bank can compete effectively with larger and more established banks through an active business development plan and by offering local access, competitive products and services, and more responsive customer service.

Business Strategy

        Management Philosophy.    Solera National Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in its community. Its primary focus is on local businesses, professionals and individuals to whom quality banking service is a critical, but lacking, element in their current banking relationships. Management believes that this philosophy, encompassing the service aspects of community banking, is distinguishing the Bank from its competitors and represents an opportunity to acquire a significant market share. Accordingly, the Bank is implementing the following operating and growth strategies.

        Operating Strategy.    In order to achieve the level of prompt, responsive service necessary to attract customers and to develop the Bank's image as a local bank with a community focus, Solera National Bank has employed the following operating strategies:

  •
  Experienced senior management.    The Bank's senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in its primary service area.

  •
  Quality employees.    The Bank has hired, and will continue to hire, highly trained and seasoned staff. Ongoing training provides the staff with extensive knowledge of the Bank's products and services enabling its employees to answer questions and resolve customer issues immediately. The Bank has hired primarily bilingual officers and staff to target diverse banking customers, including the Hispanic community.

  •
  Community-oriented Board of Directors.    The Bank's Directors are either experienced bankers or local business and community leaders. Most of its Directors are residents of the Bank's primary service areas, and most have significant business ties to the Bank's primary service areas, enabling them to be sensitive and responsive to the needs of the community. Additionally, the Board of Directors represents a wide variety of business experience and community involvement.

  •
  Well situated site.    The main office, located at 319 South Sheridan Boulevard in Lakewood, Colorado, occupies a highly visible location at a major traffic intersection. This site gives the Bank a highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area.

  •
  Individual customer focus.    The Bank is able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer. The Bank's products and services are supported by effective technical and non-technical service delivery systems. Clients enjoy the convenience of on-site visits by the Bank's business relationship managers, a courier service for non-cash deposits, and business consultation services.

  •
  Financial education and information resource center.    Solera National Bank serves as a financial and information center for the community, sponsoring professionals to conduct seminars and workshops on a variety of subjects of interest. The Bank is partnering with non-profit entities to offer seminars and programs on financial literacy to educate and empower the Hispanic market.

  •
  Officer and Director call program.    The Company has implemented an active officer and director call program through business relationship managers to promote its philosophy. The purpose of this call program is to visit prospective customers and to describe the Bank's products, services and philosophy and attending various business and community functions. All of the Bank's officers and directors have extensive contacts in the Denver metropolitan market area alliance of local professionals.

  •
  Marketing and advertising.    The most significant marketing during the infancy of the Bank are the calls on contacts provided by the officers, directors, organizers, and stockholders of Solera National Bancorp. In addition, the Bank engaged an experienced local marketing firm, who has provided leadership, direction and guidance to the Bank.

        Growth Strategies.    Because management believes that the growth and expansion of the Bank's operations will be significant factors in its success, Solera National Bank has begun to implement the following growth strategies:

  •
  Capitalize on community orientation.    Management plans to capitalize on the Bank's position as an independent, locally-owned community bank to attract individuals, professionals and local business customers that may be underserved by larger banking institutions in its market area. As discussed previously, this includes tailoring services to the needs of the local community, particularly the Hispanic population.

  •
  Emphasize local decision-making.    The Bank is emphasizing local decision-making by experienced bankers. This helps the Bank attract local businesses and service-minded customers.

  •
  Attract experienced lending officers.    Solera National Bank has hired experienced, well-trained lending officers capable of soliciting loan business immediately. By hiring experienced lending officers, the Bank is able to grow much more rapidly than it would if it hired inexperienced lending officers.

  •
  Offer fee-generating products and services.    The Bank's range of services, pricing strategies, interest rates paid and charged, and hours of operation are structured to attract its target customers and increase its market share. Solera National Bank strives to offer the small business person, professional, entrepreneur, and consumer the best loan services available while charging competitively for these services and utilizing technology and strategic outsourcing to increase fee revenues.

  •
  Small business lending.    The Bank provides services and capabilities for small to medium sized business utilizing long term financing for business acquisition, debt refinancing, working capital, real estate and equipment. The Bank has hired loan officers with extensive knowledge of small business lending enabling the Bank to customize loan programs to provide adequate funding for the needs of these potential customers.

Lending Services

        Lending Policy.    The Bank offers a full range of lending products, including commercial loans to small- to medium-sized businesses, professionals, and consumer loans to individuals. The Bank understands that it is competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits. As a result, Solera National Bank has initially had to offer more flexible pricing and terms to attract borrowers. A quick response to credit requests has provided the Bank a competitive advantage.

        The Bank's loan approval policy provide for various levels of lending authority. When the amount of total loans to a single borrower exceeds the officer's lending authority, the Bank's loan committee determines whether to approve the loan request. The Bank will not make any loans to any of its directors or executive officers unless the Board of Directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

        Lending Limits.    The Bank's lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank may loan any one borrower a maximum amount equal to either:

  •
  15% of the Bank's capital and surplus; or

  •
  25% of its capital and surplus and allowance for loan losses if the amount that exceeds 15% is secured by readily marketable collateral, as determined by reliable and continuously available price quotations.

        These lending limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons.

        Credit Risks.    The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees. The well-established financial institutions in the Bank's primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than the Bank will make. Some of the Bank's anticipated commercial loans will likely be made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

        Real Estate Loans.    Solera National Bank makes commercial real estate loans, construction and development loans and residential real estate loans. The following is a description of each of the major categories of real estate loans that the Bank expects to make and the anticipated risks associated with each class of loan.

  •
  Commercial real estate.    Commercial real estate loan terms generally are limited to five years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 60 months. Solera National Bank will generally charge an origination fee for its services. The Bank generally will require personal guarantees from the principal owners of the property supported by a review by Bank management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank will limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

  •
  Construction and development loans.    Solera National Bank makes owner-occupied construction loans with a pre-approved take-out loan. The Bank will also consider construction and development loans on a pre-sold basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of twelve to eighteen months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

    Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

  •
  Residential real estate.    The Bank makes or plans to make residential real estate loans consisting of residential second mortgage loans, home equity loans and lines of credit, home improvement loans and traditional mortgage lending for one-to-four family residences that conform to Fannie Mae and Freddie Mac guidelines. The amortization of second mortgages generally does not exceed 15 years and the rates are generally not fixed for over 12 months. The Bank expects that any long-term fixed rate mortgages will be underwritten for resale to the secondary market. It will offer primarily adjustable rate mortgages. The majority of fixed rate loans will be sold in the secondary mortgage market. All loans will be made in accordance with the Bank's appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market. The Bank also intends to work with local housing authorities to develop loan assistance programs.

        Commercial Loans.    Solera National Bank targets retail establishments and small- to medium-sized businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans are primarily underwritten on the basis of the borrower's ability to service the loan from income. The Bank typically makes equipment loans for a term of five years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will typically be due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness. The Bank also expects to make Small Business Association (SBA) loans and will seek to achieve "preferred lender" status to accelerate SBA loan processing.

        Consumer Loans.    Solera National Bank offers a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. The loan officer reviews the borrower's past credit history, past income level, debt history and, when applicable, cash flow and determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in the Bank's market.

        Composition of portfolio—The following table sets forth the composition of the Bank's loan portfolio as of December 31, 2007.

Real estate—commercial	$3,003,274
Construction and land development	399,732
Real estate—residential	190,557
Commercial and industrial	188,684
Consumer	29,407

GROSS LOANS	3,811,654
Net deferred loan expenses	3,188
Allowance for loan losses	(47,396)

LOANS, NET	$3,767,446

        Average loan size of portfolio—The following table sets forth the number of loans, and the average size of each loan, within each class as of December 31, 2007.

	2007
	# of Loans	Average Loan Size
Real estate—commercial	3	$1,001,091
Construction and land development	1	399,732
Real estate—residential	3	63,519
Commercial and industrial	3	62,895
Consumer	2	14,704

LOANS, NET	12	$317,638

        Repricing of portfolio—The following table summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans as of December 31, 2007.

	Principal Balance
Interval
	Fixed Rate	Adjustable Rate	Total
< 3 months	$—	$1,650,688	$1,650,688
> 3 to 12 months	9,407	—	9,407
> 1 to 3 Years	30,000	—	30,000
> 3 to 5 years	2,073,893	—	2,073,893
> 5 to 15 years	47,666	—	47,666

Gross Loans Receivable	$2,160,966	$1,650,688	$3,811,654

        Contractual maturity of portfolio—The following table sets forth information at December 31, 2007, regarding the dollar amount of loans maturing in the Bank's portfolio based on the contractual terms to maturity or scheduled amortization. The table does not give effect to potential prepayments. Loans that have no stated schedule of repayments or maturity are reported as due in one year or less.

	<1 Year	1 - 5 years	5 - 15 years	Over 15 years	Total loans
Real estate—commercial	$—	$3,003,274	$—	$—	$3,003,274
Construction and land development	399,732	—	—	—	399,732
Real estate—residential	—	—	47,666	142,891	190,557
Commercial and industrial	178,684	10,000	—	—	188,684
Consumer	9,407	20,000	—	—	29,407

Gross Loans Receivable	$587,823	$3,033,274	$47,666	$142,891	$3,811,654

Asset Quality

        General—The Bank's Directors' Credit Committee, consisting of the Bank's President & Chief Executive Officer, three independent board members and one inside board member, monitors the credit quality of the Bank's assets, reviews classified and other identified loans and determines the proper level of allowances to allocate against the Bank's loan portfolio, in each case subject to guidelines approved by the Bank's board of directors.

        Loan delinquencies—When a borrower fails to make a required payment on a loan, the Bank attempts to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history are reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, if a payment becomes 45 days delinquent, the Bank may institute foreclosure or other proceedings, as necessary, to minimize any potential loss. As of December 31, 2007, there were no delinquent loan payments.

        Non-performing assets—At December 31, 2007, the Bank had no nonperforming assets. Nonperforming assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Nonperforming loans are defined as non-accrual loans and loans 90 days or more past due but still accruing interest, to the extent applicable. A loan is impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings ("TDRs") are defined as loans which the Bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. There were no loans placed on non-accrual during 2007.

        Classified assets—Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weakness of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible, and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful result in the Bank establishing higher levels of general allowances for loan losses. If an asset or portion thereof is classified loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such an amount. At December 31, 2007 and 2006, the Bank had no classified assets.

        Allowance for loan losses—The Bank maintains an allowance for estimated loan losses based on a number of quantitative and qualitative factors. Factors used to assess the adequacy of the allowance for loan losses are established based upon management's assessment of the credit risk in the portfolio, historical loan loss experience and the Bank's loan underwriting policies as well as management's judgment and experience. Provisions for loan losses may be provided both on a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula that incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the aforementioned factors.

        The following table sets forth the activity for 2007 in the Bank's allowance for loan losses account.

2007
Balance at beginning of year	$—
Provision charged to expense	47,396
Loans charged off	—
Recoveries on loans previously charged off	—

Balance at end of year	$47,396

        In order to comply with certain regulatory requirements, management has prepared the following allocation of the Banks' allowance for loan losses among various categories of the loan portfolio as of December 31, 2007. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance for loan losses has been precisely determined from such allocation. A significant portion of the general valuation allowance has not been allocated to each of the four categories specified in the table below, but rather represents loans in all four categories. It is represented by the term "Unallocated" in the table below.

	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category
Real estate—commercial	$28,438	78.8%	60.0%	0.95%
Construction and land development	3,792	10.5	8.0	0.95
Real estate—residential	1,659	5.0	3.5	0.87
Commercial and industrial	1,422	5.0	3.0	0.75
Consumer	237	0.7	0.5	0.81
Unallocated	11,848	—	25.0	—

Total Allowance for Loan Losses	$47,396	100.0%	100.0%	1.24%

        The allowance for loan losses reflects management's judgment of the level of allowance adequate to absorb estimated credit losses in the Bank's loan portfolio. The board of directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The major elements of the policy require: (1) a quarterly analysis of allowance amounts performed by management; (2) approval by the Bank's board of directors of the quarterly analysis; and (3) allocation of the allowance into general and specific valuation allowance categories. The general valuation allowance includes an unallocated amount, based upon management's evaluation of various conditions, such as general economic and business conditions affecting the Bank's key lending areas, the effects of which may not be directly measured in the determination of the general valuation allowance formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a high degree of uncertainty because they are not identified with specific problem credits or portfolio components.

        The Bank's external asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The overall adequacy of the allowance for loan losses is reviewed by the Directors' Credit Committee on a monthly basis and submitted to the board of directors for approval, on a quarterly basis. The committee's responsibilities consist of risk management, as well as problem loan management, which include ensuring proper risk grading of all loans and analysis of specific valuation allowances for all classified loans. The current monitoring process includes a process of segmenting the loan portfolio into pools of loans that share similar credit characteristics. The loan portfolio is currently segmented into seven different risk grades. These specific pools of loans are analyzed for purposes of calculating the general valuation allowance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5.

        The general valuation allowance is derived by analyzing the historical loss experience and asset quality within each homogeneous loans portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. A grading system with seven classification categories is used, including assets classified as Pass, which is divided into three risk grade levels, based upon credit risk characteristics. Each loan asset is categorized by risk grade allowing for a more consistent review of similar loan assets. A loss factor is applied to each risk graded loan segment.

        Loss factors for each risk graded loan segment are based on experience of peer institutions and national and regional averages published by the OCC and FDIC. Given that the Bank has extremely limited historical trends, peer group statistics are used to validate the loss factors applied to the Bank's various loan segments. In addition, the following qualitative environmental elements are considered in determining the loss factors used in calculating the general valuation allowance: the levels of and trends in past due, non-accrual and impaired loans; the trend in volume and terms of loans; the effects of changes in credit concentrations; the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices; the experience, ability and depth of management and other relevant staff; national and local economic trends and conditions; and industry conditions.

        At December 31, 2007, the Bank had no classified credits, and insufficient data for historical trends. In the future, as loans move into the classified categories, they will be reviewed individually for purposes of determining specific valuation allowances and impairment as defined in SFAS No. 114. Loans are reviewed individually on an annual basis. In addition, classified assets are reviewed at the time the loan is classified and on a regular basis (at least every 90 days) thereafter. This evaluation of individual loans is documented in the internal asset review report relating to the specific loan. An impairment analysis is completed with each internal asset review report, typically on a quarterly basis, for all classified loans secured by real estate. Any deficiencies outlined by the impairment analysis are accounted for in the specific valuation allowance for the loan. A loan is determined to be impaired if management determines the recovery of the Bank's gross investment is not probable. A specific valuation allowance is applied if the amount of loss can be reasonably determined. To determine impairment under SFAS No. 114, management assesses the current operating statement requested from the borrower (although they may not always be received from the borrower), the property's current and past performance, borrower's ability (defined as capacity, willingness and rationale) to repay and the overall condition and estimated value of the collateral. If a loan is deemed impaired, a specific valuation allowance is applied equal to the amount the Bank's total investment in the varying value of the loan that exceeds the fair value of the collateral. The fair value of impaired loans is measured based on present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

        The allowance requirements for any loan segment could be different in the future as the quantitative and qualitative factors change. Consequently, provision levels may also be influenced by changes in the quantitative and qualitative factors quarter over quarter. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's valuation allowance. These agencies may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

        Management believes that the Bank's overall asset quality is sound, as supported by the Bank's internal risk rating process.

Investments

        In addition to loans, the Bank makes other investments primarily in obligations guaranteed as to principal and interest by the United States or by quasi-government agencies and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The asset-liability management committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank's policy as set by its board of directors.

        At the date of purchase, the Bank classifies debt and equity securities into one of three categories: held-to-maturity, trading, or available-for-sale. Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Securities that are bought and held principally for the purpose of selling them in the near term are classified as trading and measured at fair value in the statements with unrealized gains and losses included in earnings. Since its inception, the Bank has not had any held-to-maturity or trading investments. Investments not classified as either held-to-maturity or trading are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses excluded from earnings and reported, net of tax, as other comprehensive income, as a separate component of stockholders' equity. Since the initial classification of its investment securities, the Bank has not transferred any investment securities between categories.

        Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

        The table below sets forth the amounts and distribution of the investment securities and the weighted average yields at December 31, 2007.

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Securities available-for-sale
U.S. government agencies	$3,506,410	$3,508,333	5.09%
State and municipal	1,117,262	1,117,262	5.43
Mortgage-backed securities	9,234,697	9,235,186	5.34

Total securities available-for-sale	$13,858,369	$13,860,781	5.29%

        The following tables set forth the amortized costs and estimated market value and approximate weighted average yield of the debt securities in the investment portfolio by contractual maturity at December 31, 2007. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, accelerated principal payments are commonly received on mortgage-backed securities making it common for them to mature prior to their contractual maturity date.

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Securities available-for-sale:
Due within one year	$248,840	$248,197	4.50%
Due after one year through five years	755,014	757,580	4.64
Due after five years through ten years	2,502,555	2,502,555	5.29
Due after ten years	10,351,960	10,352,449	5.35

Total securities available-for-sale	$13,858,369	$13,860,781	5.29%

Deposit Services

        The Bank offers a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional and innovative marketing methods to attract new clients and deposits, including various forms of advertising and significant involvement in the local communities. The primary sources of deposits are residents of, and businesses and their employees located in, the Bank's primary service areas. The Bank attracts these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. The Bank does not operate a money desk or otherwise solicit brokered deposits.

        The following table sets forth the composition of the Bank's deposits by type at December 31, 2007:

	Amount	% of Total
Non-interest bearing demand	$147,407	3%
Interest bearing demand	315,373	6
Money market accounts	1,271,665	26
Savings accounts	12,547	—
Certificates of deposit	3,252,388	65

Total	$4,999,380	100%

        The following table presents average deposits by type during 2007 and the related average interest rate paid by deposit type for the year ended December 31, 2007:

	Average Deposit Amount	Average Interest Rate
Non-interest bearing demand	$101,872	—%
Interest bearing demand	204,021	0.26
Money market accounts	632,381	3.85
Savings accounts	5,550	0.98
Certificates of deposit	1,070,884	5.17

Total	$2,014,708	3.99%

        The following table sets forth the amount and maturities of the time deposits at December 31, 2007.

	Time Deposits greater than $100,000	Time Deposits less than $100,000	Total Time Deposits
Three months or less	$—	$8,000	$8,000
Over three months through six months	2,900,000	334,524	3,234,524
Over six months through twelve months	—	9,864	9,864

Total	$2,900,000	$352,388	$3,252,388

Supervision and Regulation

        The following is not intended to be a complete discussion but is intended to be a summary of some of the more significant provisions of laws and regulations which are applicable to the Company and the Bank. This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders. To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions. Additionally, such statues, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank, including changes in interpretations, could have a material effect on the Bank's business.

        General.    Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Federal Reserve, the FDIC, the OCC, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

        The primary goals of the Bank regulators are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the Bank's depositors and the public, rather than the stockholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

  Solera National Bancorp

        General.    As a result of the acquisition of all of the capital stock of Solera National Bank, the Company is a bank holding company registered with, and subject to regulation by, the Federal Reserve under the "Bank Holding Company Act of 1956, as amended" (Bank Holding Company Act). The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

        In accordance with Federal Reserve policy, the Company is expected to act as a source of financial strength to the Bank and commit resources to support the Bank. This support may be required under circumstances when the Company might not be inclined to do so absent this Federal Reserve policy. As discussed below, the Company could be required to guarantee the capital plan of the Bank if it becomes undercapitalized for purposes of banking regulations.

        Certain Acquisitions.    The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before (i) acquiring more than five percent of the voting stock of any bank or other bank holding company, (ii) acquiring all or substantially all of the assets of any bank or bank holding company, or (iii) merging or consolidating with any other bank holding company.

        Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below. As a result of the Patriot Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

        Under the Bank Holding Company Act, if adequately capitalized and adequately managed, any bank holding company incorporated in Delaware may purchase a bank located outside of Delaware. Conversely, an adequately capitalized and adequately managed bank holding company incorporated outside of Delaware may purchase a bank located inside Delaware. In each case, however, restrictions currently exist on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

        Change in Bank Control.    Subject to various exceptions, the Bank Holding Company Act and the "Change in Bank Control Act of 1978," together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to Solera National Bancorp, control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

        Permitted Activities.    Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

        Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

  •
  factoring accounts receivable;

  •
  making, acquiring, brokering or servicing loans and usual related activities;

  •
  leasing personal or real property;

  •
  operating a non-bank depository institution, such as a savings association;

  •
  trust company functions;

  •
  financial and investment advisory activities;

  •
  conducting discount securities brokerage activities;

  •
  underwriting and dealing in government obligations and money market instruments;

  •
  providing specified management consulting and counseling activities;

  •
  performing selected data processing services and support services;

  •
  acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

  •
  performing selected insurance underwriting activities.

        Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

  •
  lending, exchanging, transferring, investing for others, or safeguarding money or securities;

  •
  insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;

  •
  providing financial, investment or advisory services;

  •
  issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

  •
  underwriting, dealing in or making a market in securities;

  •
  other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

  •
  foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

  •
  merchant banking through securities or insurance affiliates; and

  •
  insurance company portfolio investments.

        To qualify to become a financial holding company, Solera National Bank and any other depository institution subsidiary that the Company may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company would be required to file an election with the Federal Reserve to become a financial holding company and to provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities. The Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators. The Company currently has no plans to make a financial holding company election.

        Sound Banking Practice.    Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve's Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

        The "Financial Institutions Reform, Recovery and Enforcement Act of 1989" (FIRREA) expanded the Federal Reserve's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

        Anti-tying Restrictions.    Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

        Dividends.    Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, a bank holding company, generally should not maintain a rate of distributions to stockholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition. In addition, the Company is subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below. As a Delaware corporation, the Company is restricted under the Delaware General Corporation Law from paying dividends under certain conditions.

  Solera National Bank

        Solera National Bank is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC. The OCC regularly examines the Bank's operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Solera National Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations. The Bank's deposits are insured by the FDIC to the maximum extent provided by law.

        Branching and Interstate Banking.    National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located. Under current Colorado law, banks are permitted to establish branch offices throughout Colorado with prior regulatory approval. In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in Colorado. Finally, banks generally may branch across state lines by merging with banks or by purchasing a branch of another bank in other states if allowed by the applicable states' laws. If the resulting bank is a Colorado state bank, the merger is subject to Colorado state law. If the resulting bank is an out-of-state bank, the merger will be subject to the laws of that state. Colorado law, with limited exceptions, currently permits branching across state lines through interstate mergers if the bank located in Colorado has been in existence for at least five years. Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Colorado law currently does not permit de novo branching into the state of Colorado.

        Deposit Insurance Assessments.    Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank's deposit insurance assessments may increase or decrease depending on the risk assessment classification to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

        Expanded Financial Activities.    The "Gramm-Leach-Bliley Financial Services Modernization Act of 1999," expands the types of activities in which a holding company or national bank may engage. Subject to various limitations, the act generally permits holding companies to elect to become financial holding companies and, along with national banks, conduct certain expanded financial activities related to insurance and securities, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; merchant banking activities; and activities that the Board of Governors of the Federal Reserve has determined to be closely related to banking. The Gramm-Leach-Bliley Act also provides that state-chartered banks meeting the above requirements may own or invest in "financial subsidiaries" to conduct activities that are financial in nature, with the exception of insurance underwriting and merchant banking, although five years after enactment, regulators will be permitted to consider allowing financial subsidiaries to engage in merchant banking. Banks with financial subsidiaries must establish certain firewalls and safety and soundness controls, and must deduct their equity investment in such subsidiaries from their equity capital calculations. Expanded financial activities of financial holding companies and banks will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

        Community Reinvestment Act.    The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Because the Bank's aggregate assets upon are currently less than $250 million, under the Gramm-Leach-Bliley Act, it is subject to a Community Reinvestment Act examination only once every 60 months if the Bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if its rating is less than satisfactory. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

        Other Regulations.    Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

  •
  the federal "Truth-In-Lending Act," governing disclosures of credit terms to consumer borrowers;

  •
  the "Home Mortgage Disclosure Act of 1975," requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  the "Equal Credit Opportunity Act," prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  the "Fair Credit Reporting Act of 1978," governing the use and provision of information to credit reporting agencies;

  •
  the "Fair Debt Collection Act," governing the manner in which consumer debts may be collected by collection agencies; and

  •
  the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of Solera National Bank are subject to:

  •
  the "Right to Financial Privacy Act," which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  the "Electronic Funds Transfer Act" and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

        Dividends.    Solera National Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by its Board of Directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus. In addition, Solera National Bank is unable to pay dividends unless and until it has positive retained earnings.

        In addition, under the Federal Deposit Insurance Corporation Improvement Act, Solera National Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is "undercapitalized." The OCC may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be "adequately capitalized" for regulatory purposes. Moreover, if, in the opinion of the OCC, Solera National Bank is engaged in an unsound practice (which could include the payment of dividends), the OCC may require, generally after notice and hearing, that Solera National Bank cease such practice. The OCC has indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe banking practice. Moreover, the OCC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

        Check Clearing for the 21st Century Act.    On October 28, 2003, President Bush signed into law the "Check Clearing for the 21st Century Act," also known as "Check 21." The new law, which became effective on October 28, 2004, gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

  •
  allowing check truncation without making it mandatory;

  •
  demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

  •
  legalizing substitutions for and replacements of paper checks without agreement from consumers;

  •
  retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

  •
  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

  •
  requiring recrediting of funds to an individual's account on the next business day after a consumer proves that the financial institution has erred.

        Management expects that this legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

        Capital Adequacy.    The Federal Reserve monitors the capital adequacy of bank holding companies, such as Solera National Bancorp, and the OCC monitors the capital adequacy of Solera National Bank. The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness. The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more and, generally, on a bank-only basis for bank holding companies with less than $500 million in consolidated assets. Each insured depository subsidiary of a bank holding company with less than $500 million in consolidated assets is expected to be "well-capitalized."

        The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and their holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items, such as letter of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, preferred stock (other than that which is included in Tier 1 Capital), and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with assets of $500 million or more. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies with assets of $500 million or more generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies of such size experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities. The Federal Reserve and the FDIC recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies' determination of a banking institution's capital adequacy.

        Bank holding companies with assets under $500 million are exempt from the capital adequacy guidelines if they meet certain qualitative requirements. However, a bank holding company does not qualify for the exemption if it, or its nonbanking subsidiary, as applicable, (i) is engaged in significant nonbanking activities, (ii) conducts significant off-balance sheet activities, or (iii) has a material amount of registered debt or equity securities (other than trust preferred securities). Certain transition rules apply to trust preferred securities, but these transition rules do not apply to Solera National Bancorp because the Company did not issue trust preferred securities before September 28, 2005. To continue to qualify for the exemption from the capital adequacy guidelines, small bank holding companies (i) must be well-capitalized, (ii) are subject to debt retirement requirements, and (iii) are subject to certain debt-to-equity ratios, generally including a restriction on paying dividends if the bank holding company's debt to equity ratio is not 1.0:1 or less.

        Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business.

        Concentrated Commercial Real Estate Lending Regulations.    The OCC, along with the Federal Reserve and the FDIC, has recently promulgated guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements. Based on the Bank's projected commercial real estate lending, the Bank may be subject to these regulations.

        Prompt Corrective Action Regulations.    Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized banks. For this purpose, a bank is placed in one of the following five categories based on the Bank's capital:

  •
  well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

  •
  adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

  •
  undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

  •
  significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

  •
  critically undercapitalized (less than 2% tangible capital).

        Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is "critically undercapitalized." The federal banking agencies have specified by regulation the relevant capital level for each category. An institution that is categorized as "undercapitalized," "significantly undercapitalized," or "critically undercapitalized" is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an "undercapitalized" subsidiary's assets at the time it became "undercapitalized" or the amount required to meet regulatory capital requirements. An "undercapitalized" institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

        Restrictions on Transactions with Affiliates and Loans to Insiders.    Solera National Bancorp and Solera National Bank are subject to the provisions of Section 23A of the Federal Reserve Act. These provisions place limits on the amount of:

  •
  the Bank's loans or extensions of credit to affiliates;

  •
  the Bank's investment in affiliates;

  •
  assets that the Bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

  •
  the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

  •
  the Bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

        The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank's capital and surplus and, as to all affiliates combined, to 20% of its capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

        Solera National Bancorp and Solera National Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit the Bank from engaging in any transaction with an affiliate unless the transaction is on terms substantially the same, or at least as favorable to the Bank or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

        The Bank is also subject to restrictions on extensions of credit to its Executive Officers, Directors, principal stockholders and their related interests. These types of extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

        Privacy.    Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

        Anti-terrorism Legislation.    In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001. Also known as the "Patriot Act," the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering. The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

        Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

  •
  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

  •
  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

  •
  to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank and the nature and extent of the ownership interest of each such owner; and

  •
  to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

        Under the Patriot Act, financial institutions must also establish anti-money laundering programs. The Patriot Act sets forth minimum standards for these programs, including: (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the programs.

        In addition, the Patriot Act requires the bank regulatory agencies to consider the record of a bank in combating money laundering activities in their evaluation of bank merger or acquisition transactions. Regulations proposed by the U.S. Department of the Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a "shell bank." Proposed regulations interpreting other provisions of the Patriot Act are continuing to be issued.

        Under the authority of the Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing among financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under these rules, a financial institution is required to:

  •
  expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

  •
  notify FinCEN if an account or transaction is identified;

  •
  designate a contact person to receive information requests;

  •
  limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

  •
  maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

        Under the rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution: (i) notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution; (ii) takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN; (iii) limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Security Act; and (iv) maintains adequate procedures to protect the security and confidentiality of the information. Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

        The Secretary of the Treasury also adopted a rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the rule, financial institutions: (i) are prohibited from providing correspondent accounts to foreign shell banks; (ii) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account; (iii) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process; (iv) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

        Sarbanes-Oxley Act of 2002.    The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with certain accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

        The Sarbanes-Oxley Act includes specific additional disclosure requirements, requires the Securities and Exchange Commission and national securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the Securities and Exchange Commission. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a Board of Directors and management and between a Board of Directors and its committees.

        The Company anticipates that it will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

        Proposed Legislation and Regulatory Action.    New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating in the United States. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which its business may be affected by any new regulation or statute.

        Effect of Governmental Monetary Policies.    The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve. Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the "discount window," open market operations, the imposition of and changes in reserve requirements against banks' deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits. The Company cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and its earnings.

        All of the above laws and regulations add to the cost of operating the Company and the Bank. The Company would also note that there has been an expansion in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company and the Bank. These institutions, because they are not so highly regulated, may have a competitive advantage over the Company and Bank and may continue to draw funds away from traditional banking institutions.

Risk Factors

        The reader should carefully consider the following risk factors and all other information contained in this report in connection with his, her or its ownership of or investment in Company securities. These risks and uncertainties are not the only ones faced by the Company or the Bank. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial also may impair the business of the Company or the Bank. If any of the events described in the following risk factors occur, the Company's and Bank's business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company's stock could decline due to any of the events described in these risks.

We have a limited operating history upon which to base an estimate of our future financial performance.

        The Company commenced active operations when the Bank opened for business on September 10, 2007. The Company's growth is primarily dependent upon the operations of the Bank. Consequently, the Company has little to no historical operating or financial information from which to base an estimate of its future financial performance.

We expect to incur losses during our initial years of operations.

        The Company incurred substantial start-up expenses associated with its organization and public offering and expects to sustain losses or achieve minimal profitability during its initial years of operations. At December 31, 2007, we had an accumulated deficit account of approximately $4.5 million of which approximately $3.4 million resulted from the organizational and pre-opening expenses that were incurred in connection with the opening of the Bank and $1.1 million resulted from operating losses from its first four months of operations. The Bank's (and our) success will depend, in large part, on its ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for our services. We expect to sustain losses or achieve minimal profitability during our initial years of operations.

        In addition, to gain market share as a newly-organized bank, Solera National Bank may be required to pay higher interest rates to attract deposits or extend credit at lower rates to attract borrowers, which may decrease our profitability or prevent us from becoming profitable.

The Bank's failure to implement its business strategies may adversely affect our financial performance.

        Solera National Bank has developed a business plan that details the strategies it is implementing in its efforts to achieve profitable operations. If the Bank cannot implement its business strategies, it will be hampered in its ability to develop business and serve its customers, which, in turn, could have an adverse effect on our financial performance. Even if the Bank's business strategies are successfully implemented, we cannot assure you that the strategies will have the favorable impact that is anticipated. Furthermore, while we believe that the Bank's business plan is reasonable and that its strategies will enable it to execute the business plan, we have no control over the future occurrence of certain events upon which its business plan and strategies are based, particularly general and local economic conditions that may affect its loan-to-deposit ratio, total deposits, the rate of deposit growth, cost of funding, the level of earning assets and interest-related revenues and expenses.

Departures of key personnel or directors may impair the Bank's operations.

        Our success will depend in large part on the services and efforts of the Bank's key personnel and on its ability to attract, motivate and retain highly qualified employees. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.

        In particular, we believe that retaining Paul Ferguson will be important to our success. If this individual leaves his position for any reason, our financial condition and results of operations may suffer.

        If the services of any key personnel should become unavailable for any reason, or if the regulatory agencies should require the employment of additional persons to fill banking positions, Solera National Bank would be required to employ other persons to manage and operate the Bank, and we cannot assure you that it would be able to employ qualified persons on acceptable terms.

        Additionally, our directors' and organizers' community involvement, diverse backgrounds and extensive local business relationships are important to our success. If the composition of our Board of Directors changes materially, our business may suffer.

Solera National Bank faces intense competition from a variety of competitors.

        The banking business in our target banking market and the surrounding areas have become increasingly competitive over the past several years, and we expect the level of competition to continue to increase. If this competition forces the Bank to offer aggressive loan and deposit rates or otherwise incur higher funding costs, our profitability will be diminished.

        Many of the Bank's competitors are larger giving them greater access to financial and personnel resources. Many of its competitors have established customer bases and offer services, such as extensive and established branch networks and trust services that the Bank does not currently provide. Also, some competitors are not subject to the same degree of regulation as the Bank and thus may have a competitive advantage over the Bank.

        We believe that Solera National Bank will be a successful competitor in the area's financial services market. However, we cannot assure you that the Bank will be able to compete successfully with other financial institutions serving our target banking market. An inability to compete effectively could be expected to have a material adverse effect on our growth and profitability.

The Bank's legal lending limits may impair its ability to attract borrowers.

        The Bank's current legally mandated lending limits are lower than those of many of its competitors because it has less capital than many of its competitors. The lower lending limits may discourage potential borrowers who have lending needs that exceed the Bank's limits, which may restrict its ability to establish relationships with larger businesses in our area.

An economic downturn, especially one affecting our primary service areas, may have an adverse effect on our financial performance.

        Our success depends on the general economic condition of the region in which we operate, which we cannot forecast with certainty. Unlike many of the Bank's larger competitors, the majority of the Bank's borrowers and depositors are individuals and businesses located or doing business in our local banking market. As a result, the Bank's operations and profitability may be more adversely affected by a local economic downturn than those of its larger, more geographically diverse competitors. Factors that adversely affect the economy in our local banking market could reduce the Bank's deposit base and the demand for its products and services, which may decrease its earnings. For example, an adverse change in the local economy could make it more difficult for borrowers to repay their loans, which could lead us to incur loan losses.

We could be negatively affected by changes in interest rates.

        The Bank's profitability (and, therefore, our profitability) depends, among other things, on the Bank's net interest income, which is the difference between the income that it earns on its interest-earning assets, such as loans, and the expenses that it incurs in connection with its interest-bearing liabilities, such as checking or savings deposits and certificates of deposit. Changes in the general level of interest rates and other economic factors can affect its net interest income by affecting the spread between interest-earning assets and interest-bearing liabilities.

        Changes in the general level of interest rates also affect, among other things, its ability to originate loans, the value of interest-earning assets and its ability to realize gains from the sale of such assets, the average life of interest-earning assets and its ability to obtain deposits in competition with other available investment alternatives. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

Monetary policy and other economic factors could adversely affect our profitability.

        Changes in governmental economic and monetary policies, the Internal Revenue Code and banking and credit regulations, as well as such other factors as national, state and local economic growth rates, employment rates and population trends, will affect the demand for loans and the Bank's ability to attract deposits. Although we are not aware of a current risk, the foregoing monetary and economic factors, and the need to pay rates sufficient to attract deposits, may adversely affect the Bank's ability to maintain an interest margin sufficient to result in operating profits.

Management of Solera National Bank may be unable to adequately measure and limit credit risk associated with the Bank's loan portfolio, which would affect our profitability.

        As a material part of the Bank's business plan, it makes commercial, consumer, construction, and commercial and residential real estate loans. The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions.

        Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower's ability both to properly evaluate changes in the supply and demand characteristics affecting its market for products and services and to effectively respond to those changes. Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property. Additional factors related to the credit quality of construction loans include fluctuations in the value of real estate and new job creation trends.

        Many of the Bank's loans are made to small and medium-sized businesses, and professionals that are less able to withstand competitive, economic and financial pressures than larger borrowers. If the Bank is unable to effectively measure and limit the risk of default associated with its loan portfolio, our profitability will be adversely impacted.

Government regulation may have an adverse effect on the Company's profitability and growth.

        The Company and the Bank are subject to extensive government supervision and regulation. The Company's ability to achieve profitability and to grow could be adversely affected by state and federal banking laws and regulations that limit the manner in which the Bank makes loans, purchases securities, and pays dividends. It is management's opinion that these regulations are intended primarily to protect depositors and losses against the federal bank insurance fund, not stockholders. An example applicable to the Bank because of its anticipated lending portfolio is guidance recently finalized by the federal banking agencies to identify and manage risks associated with concentrations in commercial real estate loans. The guidance states that a growing number of banks have high concentrations of commercial real estate loans on their balance sheets which may make the banks more vulnerable to cyclical downturns in the commercial real estate markets. Banks with high concentrations of commercial real estate loans are subject to greater supervisory scrutiny and will be required to have in place risk management practices and capital levels that are appropriate in light of the risk associated with these concentrations.

        In addition, the burden imposed by federal and state regulations may place the Company at a competitive disadvantage compared to competitors who are less regulated. Future legislation or government policy may also adversely affect the banking industry or the Company's or the Bank's operations. In particular, various provisions of the Gramm-Leach-Bliley Act eliminate many of the federal and state legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services providers. The Company believes the elimination of these barriers may significantly increase competition in its industry.

We are subject to extensive regulatory oversight, which could restrain our growth and profitability.

        Banking organizations such as Solera National Bancorp and Solera National Bank are subject to extensive federal and state regulation and supervision. Laws and regulations affecting financial institutions are undergoing continuous change, and we cannot predict the ultimate effect of these changes. We cannot assure you that any change in the regulatory structure or the applicable statutes and regulations will not materially and adversely affect our business, condition or operations of Solera National Bancorp and Solera National Bank or benefit competing entities that are not subject to the same regulations and supervision.

We do not intend to pay dividends in the foreseeable future.

        We currently have no material source of income other than dividends that we receive from Solera National Bank. Therefore, our ability to pay dividends to our stockholders depends on the Bank's ability to pay dividends to us. The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods. Accordingly, we do not expect to receive dividends from the Bank, or pay dividends to our stockholders, in the foreseeable future. In addition, banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends.

We may not be able to raise additional capital on terms favorable to us.

        In the future, should we need additional capital to support our business, expand our operations or maintain our minimum capital requirements, we may not be able to raise additional funds through the issuance of additional shares of common stock or other securities. Even if we are able to obtain capital through the issuance of additional shares of common stock or other securities, the sale of these additional shares could significantly dilute your ownership interest.

The liquidity of our common stock is affected by its limited trading market.

        Our shares do not, at this time, qualify for listing on any national securities exchange, and we cannot assure that our shares will ever be listed on a national securities exchange. However, our shares are traded on the OTC Bulletin Board and that at least one company makes a market in our common stock. Because our shares are not listed on a national securities exchange, we cannot assure you that a broadly followed, established trading market for our common stock will ever develop or be maintained. Furthermore, we cannot assure you that at least one company will make a market in our shares for as long as we will be quoted on the OTC Bulletin Board. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. In addition, active trading markets tend to reduce the bid-ask spreads for sales transactions. On the other hand, the absence of an active trading market reduces the liquidity, and is likely to have an adverse effect on the market value of our shares. In addition, if we cease to be quoted on the OTC Bulletin Board, stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock likely would decline.

Our certificate of incorporation and bylaws, and the employment agreements of our Executive Officers, contain provisions that could make a takeover more difficult.

        Our certificate of incorporation and bylaws include provisions designed to provide our Board of Directors with time to consider whether a hostile takeover offer is in our and our stockholders' best interests, but could be utilized by our Board of Directors to deter a transaction that would provide stockholders with a premium over the market price of our shares. These provisions include the availability of authorized, but unissued shares, for issuance from time to time at the discretion of our Board of Directors; bylaws provisions enabling our Board of Directors to increase the size of the Board and to fill the vacancies created by the increase; and bylaw provisions establishing advance notice procedures with regard to business to be presented at a shareholder meeting or Director nominations.

        In addition, there are "change in control" provisions in the employment agreements of each of our executive officers providing for lump-sum cash payments based on the officer's base compensation.

        While we are not aware of any current takeover threats or changes in control, these provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our shares. These provisions may also have the effect of making it more difficult for third parties to cause the replacement of our current management and may limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.

Our directors and executive officers could have the ability to influence shareholder actions in a manner that may be adverse to your personal investment objectives.

        As of March 13, 2008, our directors, executive officers and organizers owned 356,189 shares of our common stock, which represents 14.0% of the number of shares outstanding. Additionally, we issued warrants to our organizers and stock options to our directors and executive officers. If our organizers and directors exercised all of their organizer and shareholder warrants, our directors, executive officers and organizers would own shares upon exercise representing as much as 25.3% of our then existing outstanding common stock. Moreover, although the employee stock options are not immediately exercisable by their terms, upon exercise of the employee stock options granted to our directors and executive officers, our directors, executive officers and organizers would own shares upon exercise representing as much as 33.3% of our then existing outstanding common stock based on number of shares outstanding.

        Due to their significant ownership interests, our directors and executive officers will be able to exercise significant control over the management and affairs of Solera National Bancorp and Solera National Bank. For example, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be approved by the stockholders.

Our stock price may fluctuate.

        The stock market has, from time to time, experienced extreme price and volume fluctuations, which often have been unrelated to the operating performance of particular companies. Any announcement with respect to the banking industry, market conditions or any variance in the Company's revenues or earnings from levels generally expected by securities analysts for a given period could have an immediate and significant effect on the trading price of our common stock.

Item 2.    Description of Property

        The Bank's main office, which is also the principal executive office of the Company, is located at 319 South Sheridan Boulevard, Lakewood, Colorado 80226. The Bank occupies a 6,218 square foot one-story freestanding building. The Bank also leases 1,423 square feet in Denver, Colorado in an office building that is occupied by the Mexican Consulate. Management is currently evaluating strategic alternatives for this space to most effectively provide relevant products and services for the Hispanic market, a subset of the target market on which the Bank has focused. The Bank has entered into lease agreements with respect to each of the banking locations. The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-KSB. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities are adequate to meet the present needs of the Company and Bank.

Item 3.    Legal Proceedings

        There are no material pending legal proceedings to which the Company or the Bank is a party or to which any of its properties are subject; nor are there material proceedings known to the Company, in which any director, officer or affiliate or any principal stockholder is a party or has an interest adverse to the Company or the Bank.

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the stockholders during the fourth quarter of 2007.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Price of Common Stock

        The Company's common stock is traded over the counter on the OTC Bulletin Board under the symbol "SLRK.OB". Corporate Stock Transfer is the Company's transfer agent and registrar, and is able to respond to inquiries from stockholders on its website: www.corporatestock.com or at its mailing address: 3200 Cherry Creek Drive South, Suite #430, Denver, CO 80209. The following table sets forth the high and low sales prices for the periods indicated below. The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Year Ended December 31, 2007:
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$10.10	$10.00

        The last price at which the Company's common stock was sold was $9.80 on March 17, 2008.

Holders

        As of March 21, 2008 there were approximately 760 holders of record.

Dividends

        The Company has never declared or paid dividends on its common stock. In addition, the Company expects to retain future earnings, if any, for use in the operation and expansion of the Bank's business and does not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors and will, among other factors, depend upon regulatory requirements and restrictions, the Company's results of operations, its financial condition and capital requirements. Because, as a holding company, the Company conducts no material activities at this time other than holding the common stock of the Bank, its ability to pay dividends depends on the receipt of dividends from the Bank. The board of directors of the Bank intends to retain earnings to promote growth and build capital and to recover any losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. In the case of the Company, for example, the existence of any cash at the Company in order to be able to pay dividends to stockholders of the Company is substantially dependent on the earnings of the Bank and the payment of dividends by the Bank to the Company, as the Bank's sole stockholder. The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until the accumulated deficit has been eliminated. For additional discussion of legal and regulatory restrictions on the payment of dividends, see "Part I—Item 1. Description of Business—Supervision and Regulation."

Recent Sales of Unregistered Securities

        None

Use of Proceeds from Sales of Registered Securities

        On September 11, 2007, the Securities and Exchange Commission declared effective the Company's Registration Statement on Form SB-2 (File No. 333-145861), which acted as a post-effective amendment to an earlier Registration Statement on Form SB-2 declared effective on March 7, 2007 (File No. 333-138042), related to the initial public offering of the Company's common stock, $0.01 par value. A total of 3,773,335 shares of common stock were registered, of which 893,335 shares are issuable under registered common stock warrants (warrants to purchase an aggregate of 576,000 shares of common stock at an exercise price of $12.50 per share issuable to the initial stockholders of the Company in connection with the offering, and warrants to purchase an aggregate of 317,335 shares of common stock at an exercise price of $10.00 per share issuable to the organizers of the Company). The Company completed its initial public offering on December 31, 2007, having sold 2,553,671 shares at $10.00 per share for an aggregate $25.5 million. The Company also issued 510,733 warrants to the initial stockholders and 317,335 warrants to the organizers.

        The Company incurred approximately $990,000 in offering expenses, of which $757,000 was a non-cash expense representing the fair value of warrants issued to initial stockholders and organizers. The remaining $233,000 represents cash paid for direct costs of the stock offering, none of which was paid to directors, officers, ten percent or greater stockholders, any of their associates, or affiliates of the Company. None of those expenses were paid to underwriters or for underwriting discounts and commission or finders' fees.

        The following is a reasonable estimate of the use of the offering proceeds through December 31, 2007:

Gross proceeds from sale of shares(1)	$25,537,000
Repayment of line of credit	(2,800,000)
Repayment/conversion of organizer advances	(1,300,000)
Purchase of Solera National Bank stock	(20,000,000)
Reimbursement from Solera National Bank for certain pre-opening costs	2,700,000

Remaining proceeds	$4,137,000

    (1)
    Includes Subscriptions receivable of $1,600,000

        The following table shows the approximate use of the $20.0 million in proceeds invested in the Bank:

Capital investment from the Bancorp	$20,000,000
Repayment of pre-opening costs	(2,700,000)
Purchase of furniture, fixtures and equipment	(700,000)
Loans to customers, investments and other banking assets	(16,600,000)

Remaining proceeds	$—

Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operation

        The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the financial statements and notes included in this Report. This discussion should be read in conjunction with the information provided in the Company's financial statements and the notes thereto. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report.

General

        The Company is a Delaware corporation that was incorporated on January 12, 2006 to organize and serve as the holding company for Solera National Bank, a national bank that opened for business on September 10, 2007. Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado serving the Denver metropolitan area. The Company's main banking office is located at 319 S. Sheridan Blvd., Lakewood, Colorado 80226. The Bank's telephone number is (303) 209-8600.

        The Bank offers a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who management believes are particularly responsive to the personalized service that Solera National Bank intends to provide to its customers. Management believes that local ownership and control allows the Bank to serve customers more efficiently and effectively and aids in the Company's growth and success. Solera National Bank competes on the basis of providing a personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients. Solera National Bank serves the entire market area and with a particular emphasis on the local Hispanic population due to the significant growth in this demographic and the ineffectiveness of traditional banks to fully service the needs of the Hispanic population because of cultural and language barriers.

        During the year ended December 31, 2007, the Company received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank. Additionally, the Company closed on its initial public offering and Solera National Bank received final regulatory approvals and began operations on September 10, 2007.

        From the date of inception until the Bank opened for business on September 10, 2007, the Company's main activities consisted of:

  •
  Seeking, interviewing and selecting organizers, directors and officers;

  •
  Preparing the business plan;

  •
  Applying for a national bank charter;

  •
  Applying for FDIC deposit insurance;

  •
  Applying with the Federal Reserve to become a bank holding company; and

  •
  Raising equity capital through a public offering.

        From the inception date through September 6, 2007, the Company's operations were funded by advances made by its organizers and from draws under a line of credit extended by The Bankers Bank of Georgia, now known as Silverton Bank, N.A. The Company completed an initial public offering of its common stock in which it sold a total of 2,553,671 shares at $10.00 per share. Proceeds of the offering were used to pay off the line of credit, pay organizational costs and provide the initial capital for the Bank.

        The following discussion focuses on the Company's financial condition and results of operations during the year ended December 31, 2007, presented on a consolidated basis. Since the Company did not commence active banking operations until September 10, 2007, comparison of 2007 to prior periods would not be meaningful.

        As of December 31, 2007, on a consolidated basis, the Company had total assets of $26.4 million, net loans of $3.8 million, total deposits of $5.0 million and stockholders' equity of $20.8 million.

Critical accounting policies

        This discussion and analysis of the Company's financial condition and results of operations is based upon the Company's financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. The following is a description of the Company's significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Allowance for loan losses

        The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures an amendment of FASB Statement No. 114, and SFAS No. 5, Accounting for Contingencies (SFAS 5 Component). The allowance for losses on loans represents management's best estimate of probable losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged-off, net of recoveries. The provision for losses on loans is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and nonperforming loans and the results of regulatory examinations. In addition, because the Bank has no history on which to base future loan losses, a comparison of peer group allowance to gross loans ratios is made with the intention of maintaining similar levels during the Bank's first few years of operations.

        To determine the SFAS 114 Component, impaired loans are reviewed in detail. Loans are considered impaired if, based on current information and events, it is probable that the Bank will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan giving consideration to currently existing factors that would impact the amount or timing of the cash flows.

        The SFAS 5 Component represents the estimated probable but undetected losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, delinquent loans that have not been determined to be impaired, trends in the Bank's current lending environment, results of internal and external loan reviews, and other factors. This component of the allowance for loan losses is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor. The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component.

        At December 31, 2007, the Company had an allowance for loan losses of approximately $47,000. Management believes that this allowance for loan losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan losses may be required based on management's continuing evaluation of the inherent risks in the portfolio. Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes. Also, state or federal regulators, when reviewing the Bank's loan portfolio in the future, may require the Bank to increase the allowance for loan losses. Any increase in the allowance for loan losses would adversely affect earnings. An analysis of the allowance for loan losses for loan losses as well as its allocation among certain categories of the loan portfolio can be found in the "Financial Condition" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Share-based compensation

        The Company accounts for stock-based compensation to employees as outlined in SFAS No. 123(R), Share-Based Payment. The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. This cost is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

        The Company accounts for stock options issued to non-employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services, which requires recognition of compensation expense in the period and manner in which the company would recognize cash payments under the same arrangement.

Estimation of fair value

        The estimation of fair value is significant to a number of the Company's assets, including available-for-sale investment securities and other real estate owned. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Impairment of investment securities

        Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the issues for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

New accounting pronouncements

        In July 2007, the FASB issued Financial Accounting Standards Interpretation No. 48, ("FIN 48"), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition. FIN 48 is effective for fiscal years beginning after December 15, 2007. The Company adopted the provisions of FIN 48 effective on January 1, 2007. Adoption of FIN 48 did not have a material impact on the Corporation's audited condensed financial statements.

        In September 2007, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. It also emphasizes that fair value is a market- based measurement not an entity specific measurement. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the period. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material effect on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"), which also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently analyzing the potential effects of adopting SFAS 159 on its financial statements.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 5, ("SFAS 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before SFAS 160, there was diversity in practice for reporting minority interests. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not currently have any noncontrolling interests in any subsidiaries; thus, adoption of SFAS 160 will not have a material effect on the Company's consolidated financial statements.

Results of operations for the year ended December 31, 2007

        The Company's net loss for the year ended December 31, 2007 was $2.4 million compared to the net loss in 2006 of $1.3 million. In 2006, the loss was entirely related to pre-opening expenses, whereas in 2007, approximately $1.3 million of the loss was related to pre-opening expenses and the remaining $1.1 million was related to banking operations, which commenced on September 10, 2007. For 2007, the Company's overhead costs, or noninterest expense, totaled approximately $2.7 million. This cost was only partially offset by the Company's net interest and dividend income of approximately $324,000. Noninterest income earned during 2007 was approximately $10,000.

        The 2007 loss resulted in a negative return on average assets of (34.0%) and a negative return on average equity of (63.4%). These ratios are distorted by the impact of the pre-opening expenses incurred from January 1, 2007 to September 9, 2007, as well as the average outstanding assets and equity.

Net interest income

        Net interest income is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the yields earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities. Net interest income divided by average interest-earning assets represents the Company's net interest margin.

        The following tables set forth, for the period indicated, information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. These yields are derived by dividing the annualized income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from the daily average balance during the 113 days of 2007 in which the Bank had commenced active banking activities.

	Period from September 10, 2007 through December 31, 2007
	Average Balance	Interest		Average Yield/ Cost
Interest-earning Assets:
Loans, net	$1,350,377	$27,703		6.63%
Investment securities	4,334,241	70,983		5.29
Federal Reserve Bank stock	525,000	9,625		5.92
Fed funds and interest-bearing deposits	13,163,824	204,241		5.01

Total interest-earning assets	$19,373,442	$312,552	(a)	5.21%

Noninterest earning assets	1,342,398

Total assets	20,715,840

Interest-bearing Liabilities:
Money market and savings deposits	$637,931	$7,555		3.83%
Interest-bearing checking	204,021	167		0.26
Time deposits	1,070,884	17,125		5.17
Capital leases	107,233	6,199		8.61

Total interest-bearing liabilities	$2,020,069	31,046	(b)	4.96%

Noninterest bearing liabilities	1,470,321

Total liabilities	3,490,390

Total stockholders' equity	17,225,450

Total liabilities and stockholders' equity	20,715,840

Net Interest Income		$281,506	(c)

Net Interest Spread				0.25%
Net Interest Margin				4.69%

(a)
Excludes $156,632 of interest earned on escrow account, as there was no corresponding earning asset on the Company's balance sheet.

(b)
Excludes $113,977 of interest expense on the Company's line of credit, as this balance was paid off before the Bank commenced banking activities. Including this item would create incomparable results since it was not held during the same period of time.

(c)
Represents net interest income for the period during which banking operations were commenced (September 10, 2007 through December 31, 2007).

        On an annualized basis, the Company's net interest spread and net interest margin were 0.25% and 4.69%, respectively, for the period from September 10, 2007 through December 31, 2007. The total yield on earning assets was 5.21%. The largest component of earning assets was loans which had a yield of 6.63%. Total interest-bearing liabilities had a yield of 4.96%.

Provision for credit losses and allowance for credit losses

        The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The provision for loan losses was $47,000 in 2007. The allowance for loan losses reflects management's judgment of the level of allowance adequate to absorb estimated credit losses in the Bank's loan portfolio.

        Information regarding the calculation of the loan loss provision for 2007, the factors considered by the Company in establishing the reserves and the quality of the Bank's loan portfolio is included in the section of this Report titled "Part I—Item 1. Business—Asset quality."

Noninterest income

        Noninterest income for the year ended December 31, 2007 of $10,000 primarily consisted of charges on deposit accounts for presentation of non-sufficient funds (NSF) and service charges of approximately $6,000. Additionally, the Company earned approximately $4,000 of rental income for the year ended December 31, 2007 for office space in its main banking facility that is sub-leased to a third party.

Noninterest expense

        Noninterest expenses totaled $2.7 million for the year ended December 31, 2007. Of this total, approximately $1.3 million is attributable to pre-opening expenses and $1.4 million is attributable to banking operations.

        Salaries and employee benefits totaled $648,000 for the year and related entirely to banking operations. Prior to the Bank opening, all employees were considered independent contractors and paid "management fees" for their services. $69,000 of salary and employee benefits relates to stock-based compensation for options issued to employees and directors. $20,000 was paid for employee recruitment expenses and $18,000 relates to group health, dental, vision, disability and life insurance paid for full-time employees. As of December 31, 2007, the Bank had 18 employees, with a full-time equivalent of 17 employees.

        Occupancy costs totaled $513,000 consisting primarily of lease expense for the Bank's main office, depreciation of equipment and amortization of leasehold improvements and the recognition of $170,000 for the abandonment of leased property. See additional discussion in Note 15 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-KSB.

        Professional services totaled $236,000, with approximately $171,000 related to banking operations and $65,000 related to pre-opening expenses. Of the $171,000, approximately $74,000 was related to external audit fees, approximately $39,000 was related to legal fees in conjunction with the opening of the Bank and stock sales, approximately $49,000 related to consulting fees for systems design and implementation and approximately $9,000 related to operational audits and reviews.

        Consulting fees in the amount of approximately $38,000 was incurred for consulting services during the Company's de novo bank formation.

        Management fees of approximately $543,000 were paid to the Bank's management team before the Bank opened and the management team became employees of the Bank.

        Other general and administrative expenses total $742,000 for the year and consisted of marketing and promotional expenses of $266,000, printing, stationery and supplies of $141,000, payment for temporary services incurred before the Bank opened of $81,000, data processing expenses of $51,000, travel and entertainment expenses of $42,000 primarily related to events held to promote the Bank's initial public offering, $36,000 for telephone and data communication lines, $27,000 related to training and education provided to the Bank's employees, $19,000 related to postage and shipping, $19,000 in fraud losses, $13,000 for blanket bond and directors and officers insurance, and the remaining $47,000 was attributable to regulatory assessments, subscriptions, dues, memberships, franchise taxes and SEC filing fees.

        The SEC has proposed a one-year delay in the requirement for an audit of internal controls over financial reporting for smaller public companies (i.e., those that are not required to file annual and quarterly reports on an accelerated basis). Currently, the auditor's attestation report on internal control over financial reporting is required when a smaller public company (i.e., non-accelerated filer) files an annual report for a fiscal year ending on or after December 15, 2008. Management is currently analyzing the potential costs to comply with the SEC's requirement for an audit of internal controls over financial reporting.

Financial condition as of December 31, 2007

Loans

        The Bank's loan portfolio represents the highest yielding component of the Company's earning asset base. Information regarding the Company's loan portfolio as of December 31, 2007 is included in the section of this Report titled "Part I—Item 1. Business—Lending services" and "Part I—Item 1. Business—Asset quality."

Securities and other earning assets

        The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral for certain types of deposits and borrowings. Information regarding the Company's securities portfolio as of December 31, 2007 is included in the section of this Report titled "Part I—Item 1. Business—Investments."

Nonearning assets

        Premises, leasehold improvements and equipment totaled $947,000 at December 31, 2007, net of accumulated depreciation of $81,000. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in the total occupancy expense.

Deposits

        Deposits are the Company's primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas. Information regarding the Company's deposit mix as of December 31, 2007 is included in the section above titled "Net interest income."

Liquidity and capital resources

        The stock offering closed with 2,553,671 shares sold representing $25.5 million in gross total proceeds raised. Of this sum $20.0 million was used to purchase common stock of the Bank. Pre-opening costs totaled $3.6 million and consisted primarily of management fees of approximately $1.3 million, consulting fees of $643,000, professional fees of $575,000, interest expense on the line-of-credit of $170,000, loss on abandonment of lease of $170,000 and other operating costs of $742,000. In addition, both capital and pre-opening costs were increased by $757,000 representing the fair market value of the stock warrants issued to organizers and stockholders. At December 31, 2007, the Company (excluding Solera National Bank) had approximately $2.6 million in remaining cash proceeds. These funds can be used for Company operations, investment and for later infusion into Solera National Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by Solera National Bank. Solera National Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

        Solera National Bank's liquidity is monitored by its staff, the Asset Liability Committee and the Board of Directors, who will review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

        Solera National Bank's primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. Solera National Bank maintains investments in liquid assets based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

        As loan demand increases, greater pressure will be exerted on Solera National Bank's liquidity. However, it is management's intention to maintain a conservative loan to deposit ratio in the range of 80 to 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Fed Funds, etc.) are not available, nor will Solera National Bank seek to attract volatile, non-local deposits with above market interest rates. As of December 31, 2007, the loan to deposit ratio was 76%.

        During the first quarter 2008, the Bank was approved for membership by the Federal Home Loan Bank (FHLB) of Topeka. This will give the Bank access to additional funding sources.

        Solera National Bank had cash and cash equivalents of $5.3 million, or 20% of total Bank assets, at December 31, 2007. Management feels that with the capital injection from the proceeds of the offering, unsecured Fed Funds established with correspondent banks, and access to funding from the FHLB, Solera National Bank should have more than adequate liquidity to meet anticipated future funding needs. Company borrowings may also be used to compensate for reductions in other sources of funds. The Company has approved, unsecured Federal funds purchase lines for $4.3 million with Bankers' Bank of the West and $3 million with FTN Financial. Both lines expire during 2008; however, it is anticipated the Company will be approved for new lines once the existing lines expire.

Interest rate sensitivity

        Net interest income, the Bank's expected primary source of earnings, can fluctuate with significant interest rate movements. The Company's profitability depends substantially on the Bank's net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank's net interest income. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company's control. While the Bank takes measures to minimize the effect that changes in interest rates has on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank intends to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

        Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or "gap," is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. The Bank attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank's overall interest rate risk. The Bank regularly evaluates the balance sheet's asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

        The following table sets forth information concerning the sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2007. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that the adjustable rate products are reflected in the earlier period of when they are first scheduled to adjust or mature.

As of December 31, 2007
Volumes Subject to Repricing Within
(Dollars in thousands)

	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:
Cash, fed funds and other	$5,306	$—	$—	$—	$—	$—	$5,306
Investments and FRB Stock	—	—	248	251	13,361	525	14,385
Loans(1)	—	1,651	9	30	2,122	—	3,812
Non-earning assets	—	—	—	—	—	2,885	2,885

Total Assets	$5,306	$1,651	$257	$281	$15,483	$3,410	$26,388

Liabilities and Stockholders' Equity:
Interest-bearing checking, savings and money market accounts	$1,600	$—	$—	$—	$—	$—	$1,600
Certificates of deposit	—	8	3,244	—	—	—	3,252
Capital lease liability	—	—	—	—	192	—	192
Non-interest bearing liabilities	—	—	—	—	—	495	495
Stockholders' equity	—	—	—	—	—	20,849	20,849

Total liabilities and stockholders' equity	$1,600	$8	$3,244	$—	$192	$21,344	$26,388

Interest rate sensitivity gap	$3,706	$1,643	$(2,987)	$281	$15,291	$(17,934)
Cumulative interest rate sensitivity gap	$3,706	$5,349	$2,362	$2,643	$17,934
Cumulative gap to total assets	14.05%	20.27%	8.95%	10.02%	67.97%

(1)
Excludes deferred fees and allowance for loan losses.

        As the Bank continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank's Asset Liability Committee meets regularly to develop a strategy for the upcoming period.

Off-balance sheet arrangements

        In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance sheet commitments is the routine extension of credit. As of December 31, 2007, commitments to extend credit included approximately $9,000 for letters of credit, and approximately $2.5 million for revolving line of credit arrangements and unused commitments for commercial and real estate secured loans. The Company faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Capital adequacy

        There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common stockholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital.

        The second measure of capital adequacy relates to the leverage ratio. The OCC has established a 3% minimum leverage ratio requirement. The leverage ratio is computed by dividing Tier 1 capital into total assets. In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors. Moreover, as a newly organized national bank, the Bank is required to maintain a leverage capital ratio in excess of 8% for the first three years of operations.

        The following table sets forth the Bank's capital ratios as of December 31, 2007:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Thousands)		(Thousands)		(Thousands)
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$16,790	181.75%	$739	8.0%	$924	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$16,742	181.23%	$370	4.0%	$554	6.0%
Tier 1 Capital (to Average Assets)	$16,742	78.41%	$854	4.0%	$1,068	5.0%

Item 7.    Financial Statements

        The consolidated financial statements of the Company, including the notes thereto, and the report of the independent registered public accounting firm is included in this Report and begins on page F-1.

Item 8.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 8A(T).    Controls and Procedures

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Management is responsible for maintaining effective disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-KSB, management evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, both the Bank's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the

Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported to Management within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

  Changes in Internal Control over Financial Reporting

        There have been no changes in internal controls over financial reporting during the Company's last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

  Management's Annual Report on Internal Control over Financial Reporting

        As of the end of the period covered by this Annual Report on Form 10-KSB for the year ended December 31, 2007, the Company did not include either management's assessment on the Company's internal control over financial reporting or the auditor's attestation report on internal control over financial reporting as the Company is in the transition period for newly public companies and, therefore, is not subject to the internal control over financial reporting requirements until the Company has been required to file, or has filed, an annual report for the prior fiscal year with the Commission.

Item 8B.    Other Information

        Not applicable.

PART III

Item 9.    Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

        The Company's Board of Directors has adopted the Conflict of Interest and Code of Ethics Policy that applies to its directors, officers and employees. This policy is available as Exhibit 14.1 to this Annual Report. If the Company makes any substantive amendments to this policy or grants any waiver, including any implicit waiver, from a provision of the policy to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, the Company will disclose the nature of such amendment or waiver in a report on Form 8-K.

Item 10.    Executive Compensation

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 12.    Certain Relationships and Related Transactions and Director Independence

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 13.    Exhibits

  (a)
  Exhibits

Number	Description
3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (No. 333-145861) filed on September 4, 2007).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
4.2
Form of Solera National Bancorp, Inc. Organizers' Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
4.3
Form of Solera National Bancorp, Inc. Shareholders' Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
4.4	See Exhibits 3.1, 3.2 and 3.3 for provisions of the certificate of incorporation and bylaws defining rights of holders of the common stock.
10.1	Solera National Bancorp, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+
10.2
Employment Agreement by and between Solera National Bank and James Perez Foster (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+
10.3
Employment Agreement by and between Solera National Bank and Robert Fenton (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+
10.4
Employment Agreement by and between Solera National Bank and Mark Martinez (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+
10.5
Employment Agreement by and between Solera National Bank and Paul Ferguson (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+
10.6
Lease Agreement dated September 27, 2005, by and between Forest Park Realty Investments, LLC and Solera National Bancorp, Inc. (f/k/a Patria Corporation) (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
10.7
Lease Agreement dated June 16, 2006, by and between 319 South Sheridan LLC and Solera National Bancorp, Inc. (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
10.8
Lease Agreement dated June 19, 2006, by and between Clairbridge LLC and Solera National Bancorp, Inc. (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
10.9
Data Processing Services Agreement, dated March 22, 2006, by and between Fidelity Information Services, Inc. and Solera Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
14.1	Code of Ethics.*
21.1	Subsidiaries of Registrant.*

24.1	Powers of Attorney (incorporated by reference to Signature page attached hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

*
Filed herewith.

+
Indicates a compensatory plan or contract.

(b)
None

Item 14.    Principal Accounting Fees and Services

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
Dated: March 27, 2008	By:	/s/ Paul M. Ferguson Paul M. Ferguson President (Principal Executive Officer)

POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below constitutes and appoints Paul M. Ferguson or Robert J. Fenton as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, stead, in any and all capacities, to sign any and all amendments to this Report on Form 10-KSB, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Paul M. Ferguson Paul M. Ferguson	President and Director (Principal Executive Officer)	March 27, 2008
/s/ Robert J. Fenton Robert J. Fenton	Vice President, Secretary and Treasurer (Principal Accounting and Financial Officer)	March 27, 2008
/s/ Norma R. Akers Norma R. Akers	Director	March 27, 2008
/s/ Rob L. Alvarado Rob L. Alvarado	Director	March 27, 2008
/s/ Maria G. Arias Maria G. Arias	Director	March 27, 2008

/s/ Douglas Crichfield Douglas Crichfield	Director	March 27, 2008
/s/ James C. Foster James C. Foster	Director, Chairman Emeritus	March 27, 2008
/s/ Robert M. Gallegos Robert M. Gallegos	Director	March 27, 2008
/s/ Steve D. Gutterman Steve D. Gutterman	Director	March 27, 2008
/s/ Ronald E. Montoya Ronald E. Montoya	Director, Vice Chairman	March 27, 2008
/s/ Ray L. Nash Ray L. Nash	Director	March 27, 2008
/s/ Joel S. Rosenstein Joel S. Rosenstein	Director	March 27, 2008
/s/ Basil Sabbah Basil Sabbah	Director, Chairman	March 27, 2008
/s/ F. Stanley Sena F. Stanley Sena	Director	March 27, 2008
/s/ Mark R. Smith Mark R. Smith	Director	March 27, 2008
/s/ Kent C. Veio Kent C. Veio	Director	March 27, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Solera National Bancorp, Inc.

        We have audited the consolidated balance sheets of Solera National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders' equity/(deficit) and cash flows for each of the two years in the period ended December 31, 2007 and the period from January 3, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera National Bancorp, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2007 and the period from January 3, 2005 (inception) through December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado
March 27, 2008

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
ASSETS
Cash and due from banks	$336,126	$6,978
Federal funds sold	4,970,000	—

TOTAL CASH AND CASH EQUIVALENTS	5,306,126	6,978
Investment securities, available-for-sale	13,860,781	—
Loans, net of allowance of $47,396	3,767,446	—
Premises and equipment, net	946,681	93,331
Federal Reserve Bank stock, at cost	525,000	—
Accrued interest receivable	100,257	—
Subscriptions receivable	1,600,000	—
Deferred offering costs	—	156,125
Other assets	281,906	70,723

TOTAL ASSETS	$26,388,197	$327,157

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)
Deposits
Noninterest-bearing demand	$147,407	$—
Interest-bearing demand accounts	315,373	—
Savings and money market	1,284,212	—
Time deposits	3,252,388	—

TOTAL DEPOSITS	4,999,380	—
Accrued interest payable	16,773	6,061
Accounts payable and other liabilities	221,772	224,583
Liability for abandoned lease	79,155	—
Capital lease liability	191,528	—
Deferred rent liability	30,254	4,603
Advances from organizers	—	840,001
Note payable	—	1,343,726

TOTAL LIABILITIES	5,538,862	2,418,974

Commitments and contingencies (see Note 16)
Stockholders' equity
Common stock—$0.01 par value; 5,000,000 shares authorized; 2,553,671 shares and no shares issued and outstanding at December 31, 2007 and 2006, respectively	25,536	—
Additional paid-in capital	25,347,342	—
(Deficit) accumulated during the development stage	(4,525,955)	(2,091,817)
Accumulated other comprehensive income	2,412	—

TOTAL STOCKHOLDERS' EQUITY/(DEFICIT)	20,849,335	(2,091,817)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$26,388,197	$327,157

The accompanying notes are an integral part of these financial statements.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007 and 2006
and for the Period from January 3, 2005 (inception) through December 31, 2007

	2007	2006	Cumulative Amounts from Inception
Interest and dividend income
Interest and fees on loans	$27,703	$—	$27,703
Federal funds sold	201,596	—	201,596
Investment securities, taxable	70,983	—	70,983
Escrow account	156,632	—	156,632
Dividends on Federal Reserve stock	9,625	—	9,625
Other	2,645	186	4,464

	469,184	186	471,003

Interest expense
Deposits	24,847	—	24,847
Note payable	113,977	55,747	169,724
Capital leases	6,199	—	6,199

	145,023	55,747	200,770

Net interest and dividend income	324,161	(55,561)	270,233
Provision for loan losses	47,396	—	47,396

Net interest and dividend income after provision for loan losses	276,765	(55,561)	222,837

Noninterest income	10,070	—	10,070
Noninterest expense
Salaries and employee benefits	648,231	—	648,231
Occupancy	513,405	103,995	650,707
Professional fees	235,874	175,734	575,296
Consulting fees	38,125	257,925	643,425
Management fees	543,269	536,010	1,319,209
Other general and administrative	742,069	130,617	921,994

	2,720,973	1,204,280	4,758,862

Loss before income taxes	(2,434,138)	(1,259,842)	(4,525,955)
Provision for income taxes	—	—	—
Net loss	$(2,434,138)	$(1,259,842)	$(4,525,955)

Per share data
Loss per share—basic	$(1.07)	—	—
Loss per share—diluted	$(1.07)	—	—
Weighted average common shares
Basic	2,265,411	—	—
Diluted	2,265,411	—	—

The accompanying notes are an integral part of these financial statements.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/ (DEFICIT)

Years Ended December 31, 2007 and 2006
and for the Period from January 3, 2005 (Inception) through December 31, 2007

	Shares Outstanding	Common Stock	Additional Paid-in Capital	(Deficit) Accumulated during the Development Stage	Accumulated Other Comprehensive Income	Total
Balance, January 3, 2005 (Inception)	—	$—	$—	$—	$—	$—
Net loss	—	—	—	(831,975)	—	(831,975)

Balance at December 31, 2005	—	—	—	(831,975)	—	(831,975)
Net loss	—	—	—	(1,259,842)	—	(1,259,842)

Balance at December 31, 2006	—	—	—	(2,091,817)	—	(2,091,817)
Initial capitalization, net of (a) cash paid for September 10, 2007 offering costs of $208,562 and (b) the fair value of stock warrants issued in conjunction with the offering of $745,398	2,181,117	21,811	20,835,399	—	—	20,857,210
Conversion of organizer advances to common stock	81,720	817	816,383	—	—	817,200
Fair value of stock warrants issued in conjunction with first offering	—	—	745,398	—	—	745,398
Second capitalization, net of (a) cash paid for December 31, 2007 offering costs of $24,241 and (b) the fair value of stock warrants issued in conjunction with the offering of $11,342	287,834	2,878	2,839,879	—	—	2,842,757
Conversion of organizer advance to common stock in conjunction with second offering	3,000	30	29,970	—	—	30,000
Fair value of stock warrants issued in conjunction with the second offering	—	—	11,342	—	—	11,342
Stock-based compensation	—	—	68,971	—	—	68,971
Comprehensive income (loss)
Net loss	—	—	—	(2,434,138)	—	(2,434,138)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	2,412	2,412

Total comprehensive income (loss)	—	—	—	(2,434,138)	2,412	(2,431,726)

Balance at December 31, 2007	2,553,671	$25,536	$25,347,342	$(4,525,955)	$2,412	$20,849,335

The accompanying notes are an integral part of these financial statements.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007 and 2006
and for the Period from January 3, 2005 (Inception) through December 31, 2007

	2007	2006	Cumulative Amounts from Inception
Cash flows from operating activities:
Net loss	$(2,434,138)	$(1,259,842)	$(4,525,955)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	77,495	3,033	81,167
Provision for loan losses	47,396	—	47,396
Net amortization of deferred loan fees/expenses	821	—	821
Net amortization of premiums on investment securities	1,521	—	1,521
Stock-based compensation	68,971	—	68,971
Net changes in operating assets and liabilities
Accrued interest receivable	(100,257)	—	(100,257)
Other assets	(211,183)	(15,618)	(281,906)
Accrued interest payable	10,712	6,061	16,773
Accounts payable and other liabilities	61,053	(51,992)	285,636
Deferred rent liability	25,651	3,866	30,254

Net cash used by operating activities	(2,451,958)	(1,314,492)	(4,375,579)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(13,987,506)	—	(13,987,506)
Proceeds from maturity/call/paydown of investment securities available-for-sale	127,616	—	127,616
Purchase of Federal Reserve Bank stock	(525,000)	—	(525,000)
Issuance of loans, net of paydowns	(3,815,663)	—	(3,815,663)
Purchases of premises and equipment	(724,026)	(90,299)	(821,029)

Net cash used in investing activities	(18,924,579)	(90,299)	(19,021,582)

Cash flows from financing activities:
Net increase in deposits	4,999,380	—	4,999,380
Advances from organizers	450,000	360,000	1,290,001
Repayments to organizers	(442,801)	(140,000)	(442,801)
Proceeds from note payable	1,420,164	1,343,726	2,763,890
Repayment of note payable	(2,763,890)	—	(2,763,890)
Payment of offering costs	(76,678)	(156,125)	(232,803)
Proceeds from issuance of common stock	23,089,510	—	23,089,510

Net cash provided by financing activities	26,675,685	1,407,601	28,703,287

Net increase in cash and cash equivalents	5,299,148	2,810	5,306,126
Cash and cash equivalents at beginning of year	6,978	4,168	0

Cash and cash equivalents at end of year	$5,306,126	$6,978	$5,306,126

Supplemental disclosure of cash flow information:
Interest paid	$248,844	$—	$248,844
Non-cash investing and financing activities:
Assets acquired under capital leases	$206,819	$—	$206,819
Unrealized gain on investment securities	2,412	—	2,412
Organizer advances converted to equity	$847,200	$—	$847,200
Non-cash offering costs for stock warrants	$756,740	$—	$756,740
Stock issued for subscriptions receivable	$1,600,000	$—	$1,600,000

The accompanying notes are an integral part of these financial statements.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

        Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation that incorporated in 2006 to organize and serve as the holding company for Solera National Bank (the "Bank"). The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, is a wholly-owned subsidiary of Solera National Bancorp, Inc. Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado initially serving the Denver metropolitan area. The Company is a development stage enterprise as defined by the Financial Accounting Standards Board Statement ("FASB") No. 7, Accounting and Reporting by Development Stage Enterprises, as it continues to devote substantially all its efforts to establishing a new business. Although the planned principal operations commenced on September 10, 2007, (the date the Bank opened for business) there has been no significant revenue from operations as of December 31, 2007.

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of Solera National Bancorp and its wholly-owned subsidiary, Solera National Bank. All entities are collectively referred to as the Company. All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

        At December 31, 2007, the Company is considered to be in the development stage because it has devoted substantially all of its efforts since formation to primarily preparing applications with various bank regulatory authorities for permission to organize a national bank and a bank holding company, and taking all other actions necessary to organize and charter the Bank. The Company received approval as a bank in organization in the first quarter of 2007, conducted an initial closing of its common stock offering and commenced banking operations during the third quarter of 2007. Successful completion of the Company's development program and, ultimately, the attainment of profitable operations are dependent on future events, including the successful execution of the Company's business plan and achieving a level of revenue adequate to support the Company's cost structure.

        The Company uses the "management approach" for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Based on the "management approach" model, the Company has determined that its business is comprised of one operating segment: banking. The banking segment generates revenues through personal, business, and commercial lending, management of the investment securities portfolio, and providing deposit account services.

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

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        To date, the Company has funded its activities primarily through contributions from the Organizers (see Note 9), proceeds from borrowings on a line of credit (see Note 14) and funding from the proceeds of common stock offerings which closed with gross proceeds of $25,536,710. The Company's cash and cash equivalents at December 31, 2007 and 2006 totaled $5.3 million and $6,978, respectively. Management believes cash currently on hand will provide adequate funding through December 31, 2008. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

        The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. A summary of the significant accounting policies consistently applied in preparation of the accompanying financial statements follows:

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring management estimates include determination of the allowance for loan losses, determination of useful lives for depreciation of premises and equipment and valuation of foreclosed assets.

Presentation of Cash Flows

        For the purposes of reporting cash flows, cash and cash equivalents includes cash, noninterest-earning deposits in banks and federal funds sold. Generally, federal funds are sold for one day periods. Cash flows from loans and deposits are reported net.

Cash and Due from Banks

        The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced nor does it anticipate any losses in such accounts.

Investment Securities

        Debt securities for which the Company has the positive intent and ability to hold to maturity are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in stockholders' equity. Premiums or discounts are amortized or accreted into income using the interest method. Realized gains or losses are recorded using the specific identification method.

        Declines in the fair value of individual held-to-maturity and available-for-sale securities below their cost that are other-than-temporary result in write-downs of the individual securities to their fair value.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The related write-downs are included in earnings as realized losses. In estimating other-than-temporary impairment losses, management considers the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Receivable

        Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans.

        Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. The Company's practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners, or other reasons.

        The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans.

Provision and Allowance for Loan Losses

        Implicit in the Company's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb probable loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss experience, changes in the size and composition of the loan portfolio, and current economic conditions. The amount of the allowance equals the cumulative total of the provisions made to date reduced by loan charge-offs and increased by recoveries of loans previously charged-off.

        The Company has established a formal process for determining an adequate allowance for loan losses. The allowance for loan losses calculation process has two components. The first component represents the allowance for loan losses for impaired loans computed in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan—Income

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recognition and Disclosures an amendment of FASB Statement No. 114. To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan's effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows. The second component is the allowance for loan losses calculated under FASB Statement No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors. This component of the allowance for loan losses is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor. The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component.

Interest and Fees on Loans

        Interest income is recognized daily in accordance with the terms of the note based on the outstanding principal balance. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is 90 days past due based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. During 2007 no loans were designated as nonaccrual loans.

        Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Premises and Equipment

        Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to seven years for furniture and fixtures. Expenditures for leasehold improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

Subscriptions Receivable

        Subscriptions receivable represents cash due from subscribers to the Company's common stock offering that closed on December 31, 2007. The $1.6 million was collected in full as of January 3, 2008.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

        Other real estate owned represents real estate acquired through foreclosure and is carried at the lower of the recorded investment in the property or its fair value less estimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for credit losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses. During 2007 and 2006 the Company did not foreclose on any real estate.

Income Taxes

        Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

        The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109 effective on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. As of December 31, 2007, the Company has no uncertain income tax positions.

Advertising Costs

        The Company expenses the costs of advertising in the period incurred.

Comprehensive Income

        FASB Statement No. 130, Reporting Comprehensive Income (SFAS 130) requires the disclosure of comprehensive income and its components. For the years ended December 31, 2007 and 2006, the Company had $2,412 and $0, respectively, of comprehensive gain on investment securities and no other components of comprehensive income other than net losses from operations.

Financial Instruments

        In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 16. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

        Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Since the Company is in a loss position, all options and warrants to purchase common shares are anti-dilutive.

Share-Based Compensation

        The Company accounts for stock-based compensation to employees as outlined in FASB Statement No. 123(R), Share-Based Payment. The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. This cost, net of estimated forfeitures, is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

        The Company accounts for stock options issued to non-employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services. Accordingly, the Company recorded compensation costs for stock-based compensation issued to non-employees in the amount of $10,134 in 2007.

Disclosure about Fair Value of Financial Instruments

        FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.

        However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements subsequent to the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Impact of Newly Issued Accounting Standards

        In September 2007, the FASB issued SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. It also emphasizes that fair value is a market-based measurement not an entity specific measurement. SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. The disclosures focus on the inputs used to measure fair value and for recurring fair value measurements using significant unobservable inputs, the effect of the measurements on earnings for the

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

period. This Statement is effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of SFAS 157 to have a material effect on the Company's consolidated financial statements.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"), which also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in FASB Statement No. 157, Fair Value Measurements, and No. 107, Disclosures about Fair Value of Financial Instruments. SFAS 159 is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company is currently analyzing the potential effects of adopting SFAS 159 on its financial statements.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 5, ("SFAS 160"), which establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before SFAS 160, there was diversity in practice for reporting minority interests. This Statement is effective for fiscal years beginning on or after December 15, 2008. The Company does not currently have any noncontrolling interests in any subsidiaries; thus, adoption of SFAS 160 will not have a material effect on the Company's consolidated financial statements.

Reclassifications

        Certain reclassifications have been made to the previous consolidated financial statements to conform to the 2007 presentation.

NOTE 2—INVESTMENT SECURITIES

        The amortized costs and fair values of investment securities as of December 31, 2007 are as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government agencies	$3,506,410	$3,015	$(1,092)	$3,508,333
State and municipal	1,117,262	—	—	1,117,262
Mortgage-backed securities	9,234,697	20,514	(20,025)	9,235,186

Total securities available-for-sale	$13,858,369	$23,529	$(21,117)	$13,860,781

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—INVESTMENT SECURITIES (Continued)

        The amortized cost and fair value of debt securities by contractual maturity at December 31, 2007 are shown below. Mortgage-backed securities are classified in accordance with their estimated lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties. Additionally, accelerated principal payments are commonly received on mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	Amortized Cost	Estimated Fair Value	Weighted Average Yield
Securities available-for-sale:
Due within one year	$248,840	$248,197	4.50%
Due after one year through five years	755,014	757,580	4.64
Due after five years through ten years	2,502,555	2,502,555	5.29
Due after ten years	10,351,960	10,352,449	5.35

Total securities available-for-sale	$13,858,369	$13,860,781	5.29%

        All of the Bank's investment securities were purchased during the fourth quarter of 2007 and, therefore, no securities have been in a continuous loss position for over twelve months. Furthermore, only two securities were in a continuous loss position during the fourth quarter of 2007. Those two mortgage-backed securities have a combined estimated fair value of $1,001,850 and gross unrealized losses of $8,088 at December 31, 2007.

        Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2007, no declines are deemed to be other than temporary.

        The Company did not sell any securities during the year ended December 31, 2007.

        Securities with a carrying value of $494,804 at December 31, 2007 were pledged as collateral to secure public deposits.

NOTE 3—LOANS

        The Company's loan portfolio generally consists of loans to borrowers within Colorado. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company's loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado. Due to the fact that the Bank was only open for 113 days of 2007, during which time twelve loans were funded, three loans currently comprise approximately 89% of the Bank's total loan portfolio. However, management expects the concentration to any one borrower to diminish over time as the Bank's loan portfolio continues to grow. No single borrower can be approved for a loan over the Bank's current legal lending limit of approximately $2.5 million. This regulatory requirement helps to ensure the Bank's exposure to one individual customer is limited.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—LOANS (Continued)

        The composition of the loan portfolio at December 31, 2007 is as follows:

2007
Real estate—commercial	$3,003,274
Construction and land development	399,732
Real estate—residential	190,557
Commercial and industrial	188,684
Consumer	29,407

3,811,654
Net deferred loan expenses	3,188
Allowance for loan losses	(47,396)

Loans, net	$3,767,446

        Changes in the allowance for loan losses are summarized as follows:

2007
Balance at beginning of year	$—
Provision charged to expense	47,396
Loans charged off	—
Recoveries on loans previously charged off	—

Balance at end of year	$47,396

        During 2007, the Company had no nonaccrual or past due loans.

NOTE 4—PREMISES AND EQUIPMENT

        The composition of Company premises and equipment at December 31 is as follows:

	2007	2006
Leasehold improvements	$587,084	$66,369
Furniture, fixtures and equipment	440,764	32,528

	1,027,848	98,897
Less accumulated depreciation	(81,167)	(5,566)

Premises and equipment, net	$946,681	$93,331

        Depreciation and amortization expense on premises and equipment was $77,495 and $3,033 for the years ended December 31, 2007 and 2006, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations. Rent expense on premises was approximately $153,000 for the year ended December 31, 2007, excluding the loss on abandoned lease. An additional $190,000 of rent expense was recognized during 2007 related to the loss on abandoned lease. See Note 15 for a more detailed discussion. Rent expense of $54,500 was recognized for the year ended December 31, 2006.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—PREMISES AND EQUIPMENT (Continued)

        The Company has noncancelable operating leases for its main banking office, space in an office building and an ATM machine that expire at various points not later than the year 2017. The main banking office and space in an office building have renewal options that extend through 2037 and 2020, respectively. The cost of such renewals is not included below. The following table shows future minimum noncancelable operating lease payments as of December 31, 2007:

Year ended December 31,
2008	$149,455
2009	157,939
2010	165,883
2011	157,041
2012	158,716
Thereafter	704,707

Total	$1,493,741

NOTE 5—DEPOSITS

        Deposits at December 31, 2007 consist of the following:

	Amount	% of Total
Non-interest bearing demand	$147,407	3%
Interest bearing demand	315,373	6
Money market accounts	1,271,665	26
Savings accounts	12,547	—
Certificate of deposits, less than $100,000	352,388	7
Certificate of deposits, $100,000 or more	2,900,000	58

Total	$4,999,380	100%

        Public deposits are collateralized by investment securities with carrying values of $494,804 as of December 31, 2007.

        Scheduled maturities of time deposits at December 31, 2007 are as follows:

	Time Deposits greater than $100,000	Time Deposits less than $100,000	Total Time Deposits
Three months or less	$—	$8,000	$8,000
Over three months through six months	2,900,000	334,524	3,234,524
Over six months through twelve months	—	9,864	9,864

Total	$2,900,000	$352,388	$3,252,388

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—OTHER BORROWINGS

        The Company may borrow up to $7,338,000 overnight on an unsecured basis from its correspondent banks. As of December 31, 2007, no amounts were outstanding under these arrangements.

        The Company has capital leases for bank equipment, furniture and signage that are being leased for five years with a bargain purchase option at the end of the lease term. In accordance with SFAS No. 13, Accounting for Leases, the asset and the capital lease liability have been recorded at the lesser of the fair market value or the present value of the future minimum lease payments.

        The following is an analysis of the leased property under capital lease included in premises and equipment:

As of December 31, 2007
Furniture, fixtures and equipment	$206,819
Accumulated depreciation	(17,203)

Net book value	$189,616

        The following is a schedule of the future minimum lease payments under capital leases as of December 31, 2007, with a weighted-average interest rate of 9.3%:

Year ended December 31,
2008	$51,510
2009	51,510
2010	51,510
2011	51,510
2012	34,310

Total	$240,350
Operating interest	(48,822)

Capital lease liability	$191,528

NOTE 7—INCOME TAXES

        Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INCOME TAXES (Continued)

the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

	2007	2006
Deferred tax assets:
Start-up and organizational expenses	$1,295,346	$774,452
Net operating loss carryforward	283,720	—
Allowance for loan losses	7,235	—
Other	71,070	—

Total deferred tax assets	1,657,371	774,452

Deferred liabilities:
Tax over book depreciation	(1,895)	—

Total deferred tax liabilities	(1,895)	—

Net deferred tax assets	1,655,476	774,452
Valuation allowance	(1,655,476)	(774,452)

Net deferred taxes	$—	$—

        The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets. The Company has net operating loss carryforwards of approximately $766,000 for federal income tax purposes. Federal net operating loss carry forwards, to the extent not used, will expire in 2027.

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the twelve months ended December 31, 2007 and 2006, due to the following:

	December 31, 2007	December 31, 2006
Computed "expected" tax benefit	$(851,948)	$(440,944)
Change in income taxes resulting from:
Change in valuation allowance	881,024	466,628
Other	(29,076)	(25,684)

Income tax provision	$—	$—

NOTE 8—COMMON STOCK OFFERING

        The Company closed the initial offering for 2,553,671 shares of its common stock at an offering price of $10 per share, or $25.5 million. $232,803 of direct offering costs were incurred to raise the Company's initial capital and have been offset against the initial proceeds of the capital raise to yield a net opening capital of $25.3 million. In addition, the Company issued one stock warrant for every five shares of common stock purchased. The warrants entitle the holder thereof to purchase one share of the Company's common stock for $12.50 at any time prior to September 10, 2010 (see Note 11).

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—COMMON STOCK OFFERING (Continued)

        The offering was not underwritten. Subject to compliance with applicable federal and state securities laws, the offering was made on a best efforts basis through the Company's Organizers, executive officers and directors, who did not receive any commission or other compensation in connection with these activities.

NOTE 9—ADVANCES FROM ORGANIZERS

        The Company's Organizers advanced funds for organizational and other pre-operating expenses. These advances were non-interest bearing. During the year ended December 31, 2007, the Organizer advances were either repaid or were converted into common stock on the same terms as the initial offering.

        Additionally, as consideration to the Organizers upon Solera National Bank opening for business on September 10, 2007, the Company issued to each Organizer one warrant for every $10 that the Organizer had at risk during the pre-operating and organizational phase. Each warrant entitles its holder to purchase one share of the Company's common stock for $10 at any time prior to September 10, 2017 (see Note 11).

NOTE 10—STOCK OPTIONS

        The Company's 2007 Stock Incentive Plan (the "Plan") was approved by the Company's Board of Directors (the "Board") in October 2007 with an effective date of September 10, 2007. Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 20% of the total number of shares of common stock subscribed for in the offering for issuance under the stock incentive plan. Approximately 510,700 options have been reserved for issuance under the stock incentive plan. Of that, approximately 398,000 have been issued, leaving 112,700 available for future grants. The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options expire no later than ten years from the date of the grant and generally vest over four years. The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan. The Company recognized stock-based compensation costs of $68,971 during the year ended December 31, 2007. No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—STOCK OPTIONS (Continued)

        The Company accounts for its stock-based compensation under the provisions of SFAS 123R. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

Grant Date	September 10, 2007	4th Quarter 2007 **	December 31, 2007
Number of Options Granted	361,897	8,000	31,699
Expected Volatility	14.46%	14.46%	14.46%
Expected Term	6.25 years	6.25 years	6.25 years
Expected Dividend	0.00%	0.00%	0.00%
Risk-Free Rate	4.29%	3.74%	3.74%
Grant Date Fair Value	$2.75	$2.63	$2.61

**
750 shares issued on 10/15/2007; 500 shares issued on 11/01/2007; 750 shares issued on 12/03/2007; 5,000 shares issued on 12/17/2007; and 1,000 shares issued on 12/26/2007.

        Since the Bank has no historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history. The expected term represents the estimated average period of time that the options will remain outstanding. Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the "simplified" method that measures the expected term as the average of the vesting period and the contractual term. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options.

No options were exercised or vested and 3,750 options were forfeited during the year ended December 31, 2007. The Company recognized expense for 27,731 options, representing a pro-rata amount of the options that will vest on the anniversary of the date granted. As of December 31, 2007, there was $1,012,426 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 3.72 years.

        The following is a summary of the Company's non-vested options at December 31, 2007:

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
Outstanding at January 1, 2007	—	—	—	—
Granted	401,596	$2.74	9.72	$10.00
Exercised	—	—	—	—
Forfeited	(3,750)	2.75	—	10.00

Outstanding at December 31, 2007	397,846	$2.74	9.72	$10.00

Exercisable at December 31, 2007	—	$—	—	$—

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—WARRANTS

        The Company funded organizational and pre-opening expenses of approximately $3.6 million from direct cash advances made by its Organizers and from draws made under a $2.9 million line of credit with The Bankers Bank of Georgia now known as Silverton Bank, N.A. Each Organizer and one non-organizer director provided a limited guarantee on amounts drawn under the line of credit. Accordingly, in recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 317,335 warrants to its Organizers and one non-Organizer Director. Each of the Company's Organizers who provided cash advances of $30,000 and a limited guarantee received warrants to purchase the lesser of 16,181 shares of the Company's common stock or the number of shares actually subscribed for in the offering. One Organizer, both individually and through an affiliated entity, provided a cash advance of $480,000 and a limited guarantee, and received warrants to purchase 40,000 shares of the Company's common stock. Another Organizer, who provided a cash advance of $130,000 and a limited guarantee, received warrants to purchase 25,000 shares of the Company's common stock. These warrants are exercisable at a price of $10.00 per share, the initial offering price, and may be exercised anytime prior to September 10, 2017.

        Additionally, each of the Company's initial stockholders was granted one warrant to purchase an additional share, at an exercise price of $12.50 per share, for every five shares purchased during the Company's initial public offering. The stockholder warrants are fully vested and exercisable at any time prior to September 10, 2010.

Warrants Outstanding and Exercisable
Type	Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Organizer warrant	$10.00	317,335	9.69	$10.00
Stockholder warrant	$12.50	510,733	2.69	$12.50

        The Company determined the fair value of the warrants granted following the provisions of SFAS 123R. The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

	Organizer Warrants	Stockholder Warrants	Stockholder Warrants
Grant Date	September 10, 2007	September 10, 2007	December 31, 2007
Total Number of Warrants Granted	317,335	452,567	58,166
Expected Volatility	14.46%	14.46%	14.46%
Expected Term	4.6 years	2.75 years	2.5 years
Expected Dividend	0.00%	0.00%	0.00%
Risk-Free Rate	4.29%	4.15%	2.97%
Grant Date Fair Value	$2.19	$0.53	$0.39

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

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—WARRANTS (Continued)

        The fair market value of the stockholder warrants totaled $131,273 and the fair market value of the organizer warrants totaled $625,467 after considering estimated forfeitures of 50% and 10%, respectively. This cost was treated as a component of equity and was included in total offering costs of $989,543.

        Organizer and initial stockholder warrants to purchase fractional shares were not issued. Instead, rounding down to the next whole number was used in calculating the number of warrants issued to any stockholder. Holders of warrants will be able to profit from any rise in the market price of the Company's common stock over the exercise price of the warrants because they will be able to purchase shares of the Company's common stock at a price that is less than the then-current market value. If the Bank's capital falls below the minimum level required by the Comptroller of the Currency, management may be directed to require the holders to exercise or forfeit their warrants.

NOTE 12—LOSS PER SHARE

        The following table presents the net income and weighted average common shares outstanding used to calculate earnings per share for the year ended December 31, 2007:

2007
Basic loss per share computation
Net loss to common stockholders	$(2,434,138)

Weighted average shares outstanding—basic	2,265,411

Basic loss per share	$(1.07)

Diluted loss per share computation
Net loss to common stockholders	$(2,434,138)

Weighted average shares outstanding—basic	2,265,411
Shares assumed issued:
Stock options	—
Stockholder stock warrants	—
Organizer stock warrants	—

Weighted average shares outstanding—diluted	2,265,411

Diluted loss per share	$(1.07)

        Since the Company was in a loss position for the year ended December 31, 2007, all outstanding options and warrants were anti-dilutive.

NOTE 13—RELATED PARTY TRANSACTIONS

        In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated. In the Company's opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—RELATED PARTY TRANSACTIONS (Continued)

prevailing at the time for comparable transactions with other persons. There were no loans receivables from related parties as of December 31, 2007.

        Also in the course of ordinary business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank. In the Bank's opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons. The balance of related party deposits at December 31, 2007 and 2006 was approximately $2.1 million and $0, respectively.

        Certain organizers and proposed officers of the Company and Bank were employed as consultants before the Bank commenced banking operations on September 10, 2007. Under these consulting agreements, the Company has incurred costs of approximately $543,000 and $536,000 for the years ended December 31, 2007 and 2006, respectively. Additionally, the Company has incurred costs under these consulting agreements of approximately $1,319,000 for the period January 3, 2005 (inception) through December 31, 2007. The consulting agreements were terminated for officers on September 10, 2007, the date employment agreements commenced.

        The Company utilized a temporary staffing service for payroll administration of temporary staff engaged during the organization stage. The temporary staffing company is owned by an organizer. The Company incurred approximately $81,000 and $40,000 for the years ended December 31, 2007 and 2006, respectively. Additionally, the Company incurred approximately $121,000 for the period January 3, 2005 (inception) through December 31, 2007.

        The Company utilized a law firm for leases for the main banking office and corporate offices. One of the organizers is a partner with the firm. The Company incurred $0 and approximately $9,200 for the years ended December 31, 2007 and 2006, respectively. The Company incurred approximately $9,200 for the period January 3, 2005 (inception) through December 31, 2007.

NOTE 14—NOTE PAYABLE

        In September 2007, the Company used proceeds from the initial public offering to pay off the $2.9 million line of credit that was used to fund pre-opening expenses in excess of Organizer advances. Interest expense of $113,977 and $55,747 was recognized during the twelve months ended December 31, 2007 and 2006, respectively. And interest expense of $169,724 was recognized from inception to December 31, 2007 on the line of credit.

NOTE 15—LOSS ON ABANDONMENT OF LEASE

        In January 2007, the Company entered into a plan to abandon its corporate headquarters for cost reduction purposes. Management relocated its corporate offices to the main bank office on July 27, 2007. The Company is currently seeking a sub-lessee for the vacated premises. The Company recorded an estimated loss of approximately $170,000 as a result of abandoning its corporate headquarters. The amount was calculated to be the difference between the present value of future lease obligations and the present value of estimated sub-lease income. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, this loss will be adjusted in future periods for changes in the timing or amounts of the estimated future cash flows.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES

        The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and letters of credit. Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The Company's exposure to credit loss is represented by the contractual amount of these commitments. The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

        At December 31, 2007 the following financial instruments were outstanding whose contract amounts represent credit risk:

2007
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$2,522,059
Letters of credit	9,000

Total commitments*	$2,531,059

    *
    Total commitments of $2.5 million were outstanding at December 31, 2007, and consisted of $2.4 million at variable rates and $88,000 at fixed rates.

        Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

        Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Letters of credit are used to guarantee performance primarily on development and construction projects. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Those commitments are primarily issued on behalf of local businesses.

NOTE 17—LEGAL CONTINGENCIES

        From time to time, the Company is party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues relating to the business of the Company. Management does not believe that there is any pending or threatening proceeding against the Company which would have a material effect on the Company's consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—OTHER NONINTEREST EXPENSE

        The following table details the items comprising Other general and administrative expenses:

	12 months ended December 31,
			Cumulative Amounts From Inception
	2007	2006
Marketing and promotions	$265,674	$11,152	$277,085
Printing, stationery and supplies	140,766	27,131	169,524
Temporary services	81,234	36,644	133,171
Data processing	51,346	936	52,283
Travel and entertainment	41,937	5,913	49,406
Telephone	35,488	4,873	40,472
Training and education	27,294	—	27,294
Postage, shipping and courier	19,345	2,793	23,058
Insurance	13,246	3,619	18,714
Miscellaneous	65,739	37,556	130,987

Total	$742,069	$130,617	$921,994

NOTE 19—FAIR VALUES OF FINANCIAL INSTRUMENTS

        The fair value of a financial instrument is the amount at which the asset or obligation could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the entire holdings of a particular financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

        SFAS 107 excludes certain financial instruments and all nonfinancial instruments for its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

        The following methods and assumptions were used to estimate the fair value of significant financial instruments:

        Cash and cash equivalents:    The carrying amounts of cash and due from banks and federal funds sold approximate their fair values.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

        Investment securities:    Fair values for securities are based on quoted market prices. If quoted bid prices are not available, fair value is estimated using quoted market prices for similar securities.

        Gross loans:    The fair value of fixed rate loans is estimated by discounting the future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values.

        Investment in bank stocks:    The carrying value of Federal Reserve bank stock approximates fair value based on the redemption provisions of the Federal Reserve.

        Interest receivable:    The carrying value of interest receivable approximates fair value due to the short period of time between accrual and receipt of payment.

        Subscriptions receivable:    The carrying value of subscriptions receivable approximates fair value due to the short period of time between accrual and receipt of payment.

        Deposits:    The fair value of non-interest bearing deposits, interest bearing demand deposits and savings accounts is determined to be the amount payable on demand at the reporting date. The fair value of fixed maturity certificates of deposit is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

        Capital lease liability:    Management did not fair value the capital lease liability as it is specifically excluded from the provisions of SFAS 107.

        Note payable:    Fair value of the note payable is estimated using a discounted cash flow model based on the Company's current incremental borrowing rate for similar types of borrowing arrangements including similar remaining maturities.

        Interest payable:    The carrying value of interest payable approximates fair value due to the short period of time between accrual and payment.

        Loan commitments and letters of credit:    The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. The difference between the carrying value of commitments to fund loans or stand by letters of credit and their fair values are not significant and, therefore, are not included in the following table.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

        The carrying amounts and estimated fair values of financial instruments at December 31 are summarized as follows:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$5,306,126	$5,306,126	$6,978	$6,978
Investment securities	13,860,781	13,860,781	—	—
Loans, net	3,767,446	3,767,446	—	—
Federal Reserve Bank stock	525,000	525,000	—	—
Interest receivable	100,257	100,257	—	—
Subscriptions receivable	1,600,000	1,600,000	—	—
Financial Liabilities:
Deposits, demand and savings	$1,746,992	$1,746,992	$—	$—
Time deposits	3,252,388	3,264,816	—	—
Capital lease liability	191,528	191,528	—	—
Note payable	—	—	1,343,726	1,380,426
Interest payable	16,773	16,773	6,061	6,061

NOTE 20—REGULATORY MATTERS

        The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors. Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized.

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2007, that the Bank met all capital adequacy requirements to which it is subject.

        As of December 31, 2007, that the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions that have occurred since December 31, 2007 that management believes has changed the Bank's status as well-capitalized.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—REGULATORY MATTERS (Continued)

        The Bank's actual capital amounts as of December 31, 2007 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Thousands)		(Thousands)		(Thousands)
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$16,790	181.75%	$739	8.0%	$924	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$16,742	181.23%	$370	4.0%	$554	6.0%
Tier 1 Capital (to Average Assets)	$16,742	78.41%	$854	4.0%	$1,068	5.0%

        The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. Moreover, as a newly organized national bank, the Bank is required to maintain a leverage capital ratio in excess of 8% for the first three years of operations. Its total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets were not materially different than the ratios shown above.

        The Bank is restricted as to the amount of dividends, which can be paid. Dividends declared by national banks that exceed net income (as defined by OCC regulations) for the current year plus retained net income for the preceding two years must be approved by the OCC. Also, the Bank may not pay dividends that would result in capital levels being reduced below the minimum requirements shown above.

        With certain exceptions, the Company may not pay a dividend to its stockholders unless its retained earnings equal at least the amount of the proposed dividend.

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SOLERA NATIONAL BANCORP, INC.

        Solera National Bancorp, Inc. (the Bancorp) has no significant business activity other than its investment in Solera National Bank. Financial information pertaining only to the Bancorp is as follows:

Condensed Balance Sheet	December 31, 2007
ASSETS
Cash	$2,641,387
Investment in Solera National Bank	16,744,345
Subscriptions receivable	1,600,000
Other assets	9,420

$20,995,152

LIABILITIES AND SHAREHOLDERS' EQUITY
Liability for abandoned lease	$79,155
Other liabilities	66,662

Stockholders' equity	20,849,335

$20,995,152

Condensed Income Statement	For the year ended December 31, 2007
Income
Deficit in undistributed losses of Solera National Bank	$(672,144)
Interest on Escrow account	156,632
Other	1,328

(514,184)

Expenses
Interest on short-term line of credit	113,977
Salaries, benefits and other compensation	10,134
Occupancy	281,835
Professional fees	172,004
General and administrative	392,747
Pre-opening expenses	949,257

1,919,954

Loss before income taxes	(2,434,138)
Income tax benefit	—

Net loss	$(2,434,138)

SOLERA NATIONAL BANCORP, INC.
(A Development Stage Enterprise)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SOLERA NATIONAL BANCORP, INC. (Continued)

Condensed Statement of Cash Flows	For the year ended December 31, 2007
Cash flows from operating activities
Net loss	$(2,434,138)
Adjustments to reconcile net loss to net cash used by operating activities:
Deficit in undistributed losses of subsidiary	672,144
Depreciation and amortization	24,426
Loss on abandoned lease	189,997
Stock-based compensation	10,134
Change in other assets and accrued liabilities	(147,927)

Net cash used by operating activities	(1,685,364)

Cash flows from investing activities:
Purchase of common stock of Solera National Bank	(20,000,000)
Repayment from Solera National Bank for pre-opening expenses	2,644,760
Purchase of premises and equipment	(1,292)

Net cash used by investing activities	(17,356,532)

Cash flows from financing activities:
Advances from organizers	450,000
Repayments to organizers	(442,801)
Proceeds from note payable	1,420,164
Repayment of note payable	(2,763,890)
Payment of offering costs	(76,678)
Proceeds from issuance of common stock	23,089,510

Net cash provided by financing activities	21,676,305

Net increase in cash	2,634,409
Cash and due from banks at beginning of year	6,978

Cash and due from banks at end of year	$2,641,387

QuickLinks

PART I
  Item 1. Business
  Item 2. Description of Property
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
  Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation
  Item 7. Financial Statements
  Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
  Item 8A(T). Controls and Procedures
  Item 8B. Other Information
PART III
  Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
  Item 10. Executive Compensation
  Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 12. Certain Relationships and Related Transactions and Director Independence
  Item 13. Exhibits
  Item 14. Principal Accounting Fees and Services
SIGNATURES
Report of Independent Registered Public Accounting Firm
SOLERA NATIONAL BANCORP, INC. (A Development Stage Enterprise) CONSOLIDATED BALANCE SHEETS December 31, 2007 and 2006
SOLERA NATIONAL BANCORP, INC. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF OPERATIONS Years Ended December 31, 2007 and 2006 and for the Period from January 3, 2005 (inception) through December 31, 2007
SOLERA NATIONAL BANCORP, INC. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/ (DEFICIT) Years Ended December 31, 2007 and 2006 and for the Period from January 3, 2005 (Inception) through December 31, 2007
SOLERA NATIONAL BANCORP, INC. (A Development Stage Enterprise) CONSOLIDATED STATEMENTS OF CASH FLOWS Years Ended December 31, 2007 and 2006 and for the Period from January 3, 2005 (Inception) through December 31, 2007