Form 10-Q
period 2008-03-31
Solera National Bancorp, Inc.
filed 2008-05-14
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53181

SOLERA NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0774841
(State or other jurisdiction	(IRS Employer Identification No.)
of incorporation or organization)

319 S. Sheridan Blvd.

Lakewood, CO 80226

303-209-8600
(Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 14, 2008, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORM 10-Q

SOLERA NATIONAL BANCORP, INC.

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Solera National Bancorp, Inc. (the “Company”) and our subsidiary, Solera National Bank (the “Bank”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and Solera National Bancorp, Inc. (sometimes referred to herein as on a consolidated basis as the Company, we, us, or similar phrasing) undertakes no obligation to update any forward-looking statement.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in the Company’s 2007 Annual Report filed on Form 10-KSB with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solera National Bancorp, Inc.

Balance Sheets as of March 31, 2008 and December 31, 2007

(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$756,943	$336,126
Federal funds sold	4,280,000	4,970,000
Total cash and cash equivalents	5,036,943	5,306,126
Investment securities, available-for-sale	21,600,551	13,860,781
Interest-bearing deposits with banks	691,442	—
Loans	7,723,432	3,814,842
Allowance for loan losses	(84,462)	(47,396)
Net loans	7,638,970	3,767,446
Investment in Federal Reserve stock	525,000	525,000
Premises and equipment, net	926,055	946,681
Interest receivable	171,012	100,257
Subscriptions receivable	—	1,600,000
Other assets	113,556	281,906
Total assets	$36,703,529	$26,388,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$328,222	$147,407
Interest-bearing demand	434,118	315,373
Savings and money market	9,378,918	1,284,212
Time deposits	5,578,135	3,252,388
Total deposits	15,719,393	4,999,380

Accrued interest payable	31,369	16,773
Accounts payable and other liabilities	192,841	221,772
Deferred rent liability	40,265	30,254
Capital lease liability	183,046	191,528
Liability for abandoned lease	76,025	79,155

Total liabilities	$16,242,939	$5,538,862

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at March 31, 2008 and December 31, 2007	$25,536	$25,536
Additional paid-in capital	25,409,738	25,347,342
Accumulated deficit	(5,098,545)	(4,525,955)
Accumulated other comprehensive income	123,861	2,412
Total stockholders’ equity	$20,460,590	$20,849,335

Total liabilities and stockholders’ equity	$36,703,529	$26,388,197

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007

Interest income:
Interest and fees on loans	$87,162	$—
Interest on federal funds sold	37,175	—
Interest on investment securities	230,802	—
Other interest income	5,912	—
Dividends on Federal Reserve stock	7,875	—
Total interest income	368,926	—
Interest expense:
Deposits	87,949	—
Note payable	—	31,685
Other borrowings	4,396	—
Total interest expense	92,345	31,685
Net interest income	276,581	(31,685)

Provision for loan loss	37,066	—
Net interest income after provision for loan loss	239,515	(31,685)

Noninterest income:
Service charges and fees	5,610	—
Sublease income	3,750	—
Gain on sale of securities	39,620	—
Total noninterest income	48,980	—
Noninterest expenses:
Salaries and employee benefits	504,069	—
Occupancy	117,767	54,486
Professional fees	72,035	39,098
Consulting fees	—	36,625
Management fees	—	201,916
Other general and administrative	167,214	74,583
Total noninterest expenses	861,085	406,708

Income taxes	—	—

Net loss	$(572,590)	$(438,393)

Basic earnings per share	(0.22)	NA

Diluted earnings per share	(0.22)	NA

Weighted-average common shares
Basic	2,553,671	NA
Diluted	2,553,671	NA

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2008 (Unaudited)

			Additional		Accumulated Other
	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2007	2,553,671	$25,536	$25,347,342	$(4,525,955)	$2,412	$20,849,335
Stock-based compensation	—	—	62,396	—	—	62,396
Comprehensive income (loss)	—	—	—	—	—	—
Net loss	—	—	—	(572,590)	—	(572,590)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	121,449	121,449
Total comprehensive income (loss)	—	—	—	(572,590)	121,449	(451,141)
Balance at March 31, 2008	2,553,671	$25,536	$25,409,738	$(5,098,545)	$123,861	$20,460,590

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007

(Unaudited)

	For the Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(572,590)	$(438,393)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,724	17,141
Provision for loan losses	37,066	—
Net amortization of deferred loan fees/expenses	(62)	—
Net amortization of premiums on investment securities	9,808	—
Gain on sale of investment securities	(39,620)	—
Recognition of stock-based compensation on stock options	62,396	—
Changes in operating assets and liabilities:
Interest receivable	(70,755)	—
Other assets	168,350	(405)
Deferred offering costs	—	(32,272)
Accrued interest payable	14,596	(4,179)
Accounts payable and other liabilities	(40,543)	192,120
Deferred rent liability	10,011	1,881
Net cash used in operating activities	$(394,619)	$(264,107)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(12,042,723)	$—
Proceeds from sales of investment securities, available-for-sale	2,488,676	—
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	1,965,538	—
Issuance of loans, net of paydowns	(3,908,528)	—
Purchase of premises and equipment	(6,098)	(332,225)
Purchase of interest-bearing deposits with banks	(691,442)	—
Net cash used in investing activities	$(12,194,577)	$(332,225)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$10,720,013	$—
Proceeds from note payable	—	606,097
Proceeds from subscriptions receivable	1,600,000	—
Net cash provided by financing activities	$12,320,013	$606,097

Net (decrease)/increase in cash and cash equivalents	$(269,183)	$9,765

CASH AND CASH EQUIVALENTS
Beginning of period	5,306,126	6,978
End of period	$5,036,943	$16,743

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	$77,750	$—
Assets acquired under capital leases	$—	$176,940

See Notes to Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ORGANIZATION

Solera National Bancorp, Inc. (the “Company”), is a Delaware corporation that was incorporated in 2006 to organize and serve as the holding company for Solera National Bank, a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado serving the Denver metropolitan area.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2008, and the results of its operations for the three months ended March 31, 2008 and 2007.  Cash flows are presented for the three months ended March 31, 2008 and 2007.  Certain reclassifications have been made to the condensed consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on Stockholders’ equity or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2007.

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

The Company’s cash and cash equivalents at March 31, 2008 and December 31, 2007 totaled $5.0 million and $5.3 million, respectively.  Management believes cash currently on hand will provide adequate funding through March 31, 2009.  There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

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

Securities available-for-sale:  Securities available-for-sale are reported at fair value utilizing Level 2 inputs.  For these securities, the Company obtains fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.

Stock-based compensation:  The Company accounts for stock-based compensation to employees as outlined in FASB Statement No. 123(R), Share-Based Payment, (SFAS 123R).  The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award.

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

NOTE 3 — INVESTMENTS

The amortized costs and fair values of investment securities as of March 31, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$3,996,055	$15,112	$(4,576)	$4,006,591
State and municipal	1,118,702	11,387	(17,756)	1,112,333
Mortgage-backed securities	16,361,933	138,509	(18,815)	16,481,627
Total securities available-for-sale	$21,476,690	$165,008	$(41,147)	$21,600,551

Since all of the Bank’s investment securities were purchased during either the fourth quarter of 2007 or the first quarter of 2008, no securities have been in a continuous loss position for over twelve months.  As of March 31, 2008, eleven securities were in a loss position with a combined estimated fair value of $3,831,639, representing approximately 18% of the portfolio’s total estimated fair value.

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  As of March 31, 2008, no declines in value are deemed to be other than temporary.

The Company’s net unrealized gain on investment securities increased by $122,000 during the first quarter 2008, from a net unrealized gain of $2,000 as of December 31, 2007 to a net unrealized gain of $124,000 as of March 31, 2008.  The increase is related partially to the increased portfolio value, as management has continued to build the Company’s investment portfolio.  The portfolio increased by approximately $7.6 million, or 55%, from an amortized cost of $13.9 million at December 31, 2007 to an amortized cost of $21.5 million at March 31, 2008.  The other contributing factor to the increase in the portfolio’s unrealized gain was the 200 basis point decrease in interest rates implemented by the Federal Reserve during the first quarter of 2008 and the impact that decrease had on the long-end of the treasury yield curve.

The Company sold six securities during the first quarter 2008 for a realized gain of $39,620.

Securities with carrying values of $3.5 million at March 31, 2008 and $495,000 at December 31, 2007, were pledged as collateral to secure public deposits.

NOTE 4 — INTEREST-BEARING DEPOSITS WITH BANKS

During the first quarter 2008, the Company invested approximately $700,000 in FDIC-insured certificates of deposit that earn a weighted-average yield of 4.13% and mature between June and September 2008.

NOTE 5 — LOANS

Loans consist of the following:

		March 31, 2008	December 31, 2007
	Real estate – commercial	$5,077,430	$3,003,274
	Construction and land development	2,121,459	399,732
	Commercial and industrial	318,300	188,684
	Real estate – residential	187,158	190,557
	Consumer	24,772	29,407
	Gross loans	7,729,119	3,811,654
Less:	Allowance for loan losses	(84,462)	(47,396)
	Deferred loan fees and expenses, net	(5,687)	3,188
	Loans, net	$7,638,970	$3,767,446

During the first quarter 2008, no loans were impaired, transferred to foreclosed properties or past due.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

The following table details loans receivable from related parties as of March 31, 2008:

2008

Balance at January 1, 2008	$—
New loans	338,000
Payments	—
Balance at March 31, 2008	$338,000

There were no loans receivable from related parties at December 31, 2007.

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance is summarized as follows:

	2008	2007
Allowance at January 1,	$47,396	$—
Loans charged off	—	—
Recoveries on loans previously charged off	—	—
Provision for loan losses	37,066	—
Allowance at March 31,	$84,462	$—

NOTE 7 — DEPOSITS

Deposits are summarized as follows:

	March 31, 2008		December 31, 2007
Noninterest-bearing demand	$328,222	2%	$147,407	3%
Interest-bearing demand	434,118	3	315,373	6
Money market accounts	9,349,492	59	1,271,665	26
Savings accounts	29,426	—	12,547	—
Certificates of deposits, less than $100,000	1,080,824	7	352,388	7
Certificates of deposits, greater than $100,000	4,497,311	29	2,900,000	58
Total deposits	$15,719,393	100%	$4,999,380	100%

In the course of ordinary business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at March 31, 2008 and December 31, 2007 was approximately $2.2 million and $2.1 million, respectively.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) with an effective date of September 10, 2007.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $62,000 during the first quarter 2008, and $0 during the first quarter 2007.  No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

The Company accounts for its stock-based compensation under the provisions of SFAS 123R.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  No options were granted during the first quarter 2008.

No options were exercised, vested or forfeited during the first quarter ended March 31, 2008.  However, during the first quarter 2008, the Company recognized expense for 24,866 options, representing a pro-rata amount of the options that will vest at the end of year one.  As of March 31, 2008, there was approximately $867,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 3.47 years.

The following is a summary of the Company’s non-vested options at March 31, 2008:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	397,846	$2.74
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2008	397,846	$2.74

NOTE 9 — NONINTEREST EXPENSE

The following table details the items comprising Other general and administrative expenses:

	3 months ended March 31,
	2008	2007
Marketing and promotions	$67,159	$7,629
Data processing	46,909	—
Regulatory and reporting fees	13,756	—
Printing, stationery and supplies	9,436	19,900
Telephone/communication	7,183	3,258
Dues and memberships	5,050	—
Insurance	4,745	1,444
Travel and entertainment	4,642	9,468
Training and education	2,485	—
Postage and shipping	1,952	1,318
Temporary staffing	—	30,692
Miscellaneous	3,897	874
Total	$167,214	$74,583

NOTE 10 — INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset account recognized in the accompanying statements of financial condition:

	March 31, 2008	December 31, 2007
Deferred tax assets:
Start-up and organizational expenses	$1,274,993	$1,295,346
Net operating loss carryforward	495,332	283,720
Allowance for loan losses	6,011	7,235
Other	76,200	71,070
Total deferred tax assets	1,852,536	1,657,371
Deferred liabilities:
Tax over book depreciation	(5,436)	(1,895)
Total deferred tax liabilities	(5,436)	(1,895)

Net deferred tax assets	1,847,100	1,655,476

Valuation allowance	(1,847,100)	(1,655,476)

Net deferred taxes	$—	$—

The Company has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period.  The Company has net operating loss carryforwards of approximately $1.3 million for federal income tax purposes.  Federal net operating loss carry forwards, to the extent not used, will expire beginning in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the three months ended March 31, 2008 and the twelve months ended December 31, 2007 due to the following:

	March 31, 2008	December 31, 2007
Computed “expected” tax benefit	$(200,407)	$(851,948)
Change in income taxes resulting from:
Change in valuation allowance	191,624	881,024
Other	8,783	(29,076)
Income tax provision	$—	$—

NOTE 11 — COMMITMENTS AND CONTINGENCIES

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet.  The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At March 31, 2008 and December 31, 2007 the following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2008	December 31, 2007
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$3,129,023	$2,522,059
Letters of credit	9,000	9,000
Total commitments*	$3,138,023	$2,531,059

*Total commitments of $3.1 million were outstanding at March 31, 2008 and consisted of $3.0 million at variable rates and $130,000 at fixed rates.  Total commitments of $2.5 million were outstanding at December 31, 2007, respectively and consisted of $2.4 million at variable rates and $88,000 at fixed rates.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

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

NOTE 12 — FAIR VALUE MEASUREMENTS (SFAS 157 DISCLOSURE)

Effective January 1, 2008, the Company determines the fair market values of its financial instruments based on the fair value hierarchy established in SFAS No. 157, Fair Value Measurements (SFAS 157), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs, as follows, that may be used to measure fair value.

Level 1–	inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 –

inputs are other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3–

valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of March 31, 2008, all of the Company’s available-for-sale securities, $21.6 million, were valued using Level 2 inputs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of March 31, 2008 and results of operations for the three months ended March 31, 2008 and 2007, respectively.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

EXECUTIVE OVERVIEW

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

We offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who are particularly responsive to the personalized service that Solera National Bank provides to its customers.  We believe that local ownership and control allows the Bank to serve customers more efficiently and effectively.  Solera National Bank competes on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients.  Solera National Bank serves the entire market area and, in addition, has a special niche focus on the local Hispanic population due to the significant growth of this demographic.

As of March 31, 2008, the Company had, on a consolidated basis, total assets of $36.7 million, net loans of $7.6 million, total deposits of $15.7 million, and stockholders’ equity of $20.5 million.  In 2007, the Company completed an initial public offering of its common stock, issuing 2,553,671 shares at a price of $10.00 per share.  The gross proceeds received from the offering were $25.5 million.

Results of Operations for the Three Months Ended March 31, 2008

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended March 31, 2008.  The Company’s principal operations for the three months ended March 31, 2008 consisted of the operations of Solera National Bank, which opened for business September 10, 2007.  The following discussion is limited and does not include a discussion of the comparison to prior financial results for the period ended March 31, 2007, since the Bank was not open for business during the first quarter of 2007.  As such, a discussion of the comparison to prior financial results is not meaningful to an understanding of our current business and, therefore, has been omitted from this Report.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan and investment securities portfolios, and interest expense, principally on customer deposits and borrowings.  Net interest income is our principal source of earnings.  Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income was $277,000 in the first quarter of 2008. Our annualized net interest margin was 3.8% for the three months ended March 31, 2008.

Total interest income was $369,000 for the first quarter of 2008.  Average net loans were $5.3 million, and other average interest earning assets were $23.4 million, consisting primarily of average available-for-sale securities of $18.6 million, average federal funds sold of $4.4 million and average certificates of deposits with banks of $439,000.

Total interest expense was $92,000 in the first quarter of 2008.  This consisted primarily of interest expense on certificates of deposit over $100,000 of $50,000 and interest expense on money market accounts of $32,000.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the first quarter of 2008, our provision for loan losses was $37,000.  There were no charge-offs or non-performing loans during the first quarter of 2008.

Noninterest Income

The noninterest income for the quarter ended March 31, 2008 was $49,000, consisting primarily of gains on the sale of investment securities of $40,000.  Additionally, the Company earned $5,000 in deposit service charges and $4,000 in sublease income for an office within the Bank’s main office building that is leased to a third party.

Noninterest Expense

Our total noninterest expense was $861,000 in the first quarter of 2008, consisting primarily of salaries and benefits of $504,000.  The Company employed 16 full-time equivalent employees as of March 31, 2008.

Occupancy expenses totaled $118,000 for the first quarter of 2008, attributable primarily to lease expense for the bank’s main office building.

Professional fees of $72,000 for the first quarter of 2008 consisted of $44,000 for the Company’s 2007 year-end external audit, $17,000 in legal costs associated with Company’s 10-KSB filing and $11,000 in consulting fees paid for information technology consulting and accounting and tax consulting.

Marketing and promotional expenses totaled $67,000 for the first quarter of 2008, as the Bank continued to raise awareness in the community of the products and services we offer.

Data processing fees of $47,000 for the first quarter of 2008 were primarily attributable to the costs incurred to run the Bank’s main banking software.

The Company incurred $14,000 in regulatory and reporting fees, primarily attributable to bank assessment fees paid to the Office of the Comptroller of the Currency, the Federal Reserve Bank, and the Federal Deposit Insurance Corporation as well as fees associated with filing reports with the Securities and Exchange Commission.

Other expenses of $39,000 for the first quarter of 2008 included $9,000 for printing, stationery and supplies, $7,000 for telephone and communication lines, $5,000 for due and memberships, $5,000 for insurance, $5,000 for travel and entertainment, $2,000 for training and education, $2,000 for postage and shipping, and $4,000 for other miscellaneous expenses.

Income Taxes

No federal or state tax expense has been recorded for the quarter ended March 31, 2008, based upon net operating losses.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at March 31, 2008 is $0.

Financial Condition

Total assets as of March 31, 2008 were $36.7 million, primarily the result of investing the net proceeds from the initial public offering completed in the fourth quarter of 2007 and customer deposits, in loans, investment securities and federal funds sold.

As of March 31, 2008, stockholders’ equity was $20.5 million, as a result of the initial public offering, partially offset by the inception-to-date losses from start-up activities and current operations.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At March 31, 2008, Solera National Bank had $4.3 million in federal funds sold and $691,000 in interest-bearing deposits with other financial institutions.  These short-term investments and interest-bearing deposits allow Solera National Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Investment Securities

Our investment portfolio serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At March 31, 2008, Solera National Bank’s securities consisted of available-for-sale securities of $21.6 million, and Federal Reserve Bank Stock, having an amortized cost of $525,000, and a weighted average yield of 6%.  The following table provides additional detail on the Company’s investment securities as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield
Securities available-for-sale
U.S. government agencies	$4,006,591	4.92%	$3,508,333	5.09%
State and municipal	1,112,333	5.43	1,117,262	5.43
Mortgage-backed securities	16,481,627	5.30	9,235,186	5.34
Total securities available-for-sale	$21,600,551	5.23%	$13,860,781	5.29%

Loan Portfolio

Our primary source of income is interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

		March 31, 2008		December 31, 2007
		Amount	% of Total	Amount	% of Total
	Real estate – commercial	$5,077,430	66%	$3,003,274	79%
	Construction and land development	2,121,459	28	399,732	10
	Commercial and industrial	318,300	4	188,684	5
	Real estate – residential	187,158	2	190,557	5
	Consumer	24,772	—	29,407	1
	Gross loans	7,729,119	100%	3,811,654	100%
Less:	Allowance for loan losses	(84,462)		(47,396)
	Deferred loan fees and expenses, net	(5,687)		3,188
	Loans, net	$7,638,970		$3,767,446

As of March 31, 2008, net loans were $7.6 million, a 103%, or $3.9 million increase from $3.8 million at December 31, 2007.  Net loans as a percentage of total assets were 21% as of March 31, 2008, compared to 14% at December 31, 2007.

The real estate – commercial loan portfolio consists primarily of lines of credit or term loans to businesses that are secured by real estate.  At March 31, 2008, there were $5.0 million real estate commercial loans in the loan portfolio, an increase of 69%, or $2.1 million from $3.0 million at December 31, 2007.

The construction and land development loan portfolio is comprised of construction loans for owner-occupied construction and development loans for property being constructed and sold to third parties.  At March 31, 2008, construction and land development loans totaled $2.1 million, an increase of $1.7 million from $400,000 from December 31, 2007.

The commercial and industrial loan portfolio consists of loans to businesses for working lines of credit.  At March 31, 2008, commercial and industrial loans totaled $318,000, a 69%, or $130,000, increase from $189,000 at December 31, 2007.

The real estate – residential loan portfolio consists of residential second mortgage loans, home equity loans and lines of credit and home improvement loans.  There was minimal change in this loan category between March 31, 2008 and December 31, 2007, with $187,000 of principal outstanding at March 31, 2008.

The consumer and other loan portfolio consists of personal lines of credit, loans to acquire personal assets such as automobiles and boats and overdraft protection balances for our deposit customers.  As of March 31, 2008, there were $25,000 consumer and other loans in the loan portfolio, a decrease of 16%, or $5,000, from December 31, 2007.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Bank’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Bank’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  Also, since the Bank’s loan portfolio is in the initial stages, it contains only 19 funded loans, with the three largest loans comprising approximately 53% of the portfolio’s gross value.  However, management expects this concentration to diminish over time as the Bank’s loan portfolio continues to grow.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.5 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

Loan terms vary according to loan type. The following table shows the contractual maturity distribution of loans as of March 31, 2008:

	As of March 31, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate – commercial	$—	$3,138,519	$938,911	$1,000,000	$—	$5,077,430
Construction and land development	854,810	—	1,266,649	—	—	2,121,459
Commercial and industrial	314,560	3,243	—	497	—	318,300
Real estate – residential	—	—	—	47,666	139,492	187,158
Consumer	4,215	20,557	—	—	—	24,772
Gross loans	$1,173,585	$3,162,319	$2,205,560	$1,048,163	$139,492	$7,729,119

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2008, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. Solera National Bank had no loans classified in these categories at March 31, 2008.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, information regarding the ability of the borrower to repay the loan, current economic conditions and other pertinent factors will be considered.  The allowance was $84,462, or 1.09% of outstanding principal as of March 31, 2008.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the first quarter of 2008, there were no charge-offs.

Non-earning Assets

Premises, leasehold improvements and equipment totaled $926,055 at March 31, 2008. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in the total occupancy expense.

Off-Balance Sheet Arrangements

Neither the Company nor Solera National Bank has any material off-balance sheet arrangements.

Borrowings

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and has the ability to borrow funds under varying programs offered by the FHLB.  The Bank has also established an unsecured Fed Funds line-of-credit with Bankers Bank of the West and First Tennessee.  As of March 31, 2008, the Company or the Bank had $0 borrowings.

Loan Commitments

At March 31, 2008, the Company had $3.1 million in outstanding loan origination commitments, including one standby letter of credit for $9,000.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies are applicable to Solera National Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.0%, Tier 1 capital to risk-weighted assets of 4.0%, and Tier 1 capital to total assets of 4.0%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Solera National Bank’s financial statements.

As of March 31, 2008, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at March 31, 2008:

As of March 31, 2008	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to risk-weighted assets)	$16,381	113.5%	$1,155	>8.0%	$1,444	>10.0%
Tier 1 capital (to risk-weighted assets)	$16,297	112.9%	$578	>4.0%	$866	>6.0%
Tier 1 capital (to average assets)	$16,297	53.3%	$1,123	>4.0%	$230	>5.0%

Liquidity

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

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of March 31, 2008, the loan to deposit ratio was 49%.

Solera National Bank had cash and cash equivalents of $5.0 million, or 14% of total Bank assets, at March 31, 2008. Management feels Solera National Bank should have more than adequate liquidity to meet anticipated future funding needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, management evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, both the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported to Management within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*

31.2	Certification of Principal Accounting and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

* Filed herewith.

SOLERA NATIONAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: May 14, 2008	/s/ Paul M. Ferguson
Paul M. Ferguson
President
(Principal Executive Officer)

/s/ Robert J. Fenton
Robert J. Fenton
Vice President, Secretary & Treasurer
(Principal Accounting and Chief Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350