Form 10-Q
period 2008-06-30
Solera National Bancorp, Inc.
filed 2008-08-14
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 13, 2008, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solera National Bancorp, Inc.

Balance Sheets as of June 30, 2008 and December 31, 2007

(Unaudited)

	June 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$934,411	$336,126
Federal funds sold	2,835,000	4,970,000
Total cash and cash equivalents	3,769,411	5,306,126
Investment securities, available-for-sale	30,553,641	13,860,781
Interest-bearing deposits with banks	598,422	—
Loans	11,519,437	3,814,842
Allowance for loan losses	(134,500)	(47,396)
Net loans	11,384,937	3,767,446
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock	995,150	525,000
Premises and equipment, net	910,436	946,681
Interest receivable	255,307	100,257
Subscriptions receivable	—	1,600,000
Other assets	129,306	281,906
Total assets	$48,596,610	$26,388,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$511,849	$147,407
Interest-bearing demand	5,319,135	315,373
Savings and money market	6,720,859	1,284,212
Time deposits	5,884,576	3,252,388
Total deposits	18,436,419	4,999,380

Accrued interest payable	29,497	16,773
Accounts payable and other liabilities	255,146	221,772
Federal Home Loan Bank advances	10,000,000	—
Deferred rent liability	48,462	30,254
Capital lease liability	174,366	191,528
Liability for abandoned lease	72,831	79,155

Total liabilities	$29,016,721	$5,538,862

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at June 30, 2008 and December 31, 2007	$25,536	$25,536
Additional paid-in capital	25,472,154	25,347,342
Accumulated deficit	(5,631,487)	(4,525,955)
Accumulated other comprehensive income (loss)	(286,314)	2,412
Total stockholders’ equity	$19,579,889	$20,849,335

Total liabilities and stockholders’ equity	$48,596,610	$26,388,197

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$141,440	$—	$228,602	$—
Interest on federal funds sold	15,891	—	53,066	—
Interest on investment securities	322,009	—	552,811	—
Other interest income	7,545	1,328	13,457	1,328
Dividends on FHLB and Federal Reserve Bank stocks	10,402	—	18,277	—
Total interest income	497,287	1,328	866,213	1,328
Interest expense:
Deposits	98,854	—	186,804	—
Note payable	—	42,884	—	74,569
Federal Home Loan Bank advances	42,346	—	42,346	—
Federal funds purchased	82	—	82	—
Other borrowings	4,197	—	8,593	—
Total interest expense	145,479	42,884	237,825	74,569

Net interest income (expense)	351,808	(41,556)	628,388	(73,241)

Provision for loan loss	50,038	—	87,104	—
Net interest income (expense) after provision for loan loss	301,770	(41,556)	541,284	(73,241)

Noninterest income:
Service charges and fees	11,644	—	17,254	—
Sublease income	4,950	—	8,700	—
Gain on sale of securities	5,644	—	45,264	—
Total noninterest income	22,238	—	71,218	—
Noninterest expense:
Salaries and employee benefits	481,050	—	985,120	—
Management fees	—	204,396	—	406,312
Occupancy	113,114	54,097	230,881	108,583
Professional fees	73,510	29,200	145,545	68,297
Consulting fees	—	6,075	—	42,700
Other general and administrative	189,276	162,144	356,488	236,728
Total noninterest expense	856,950	455,912	1,718,034	862,620

Income taxes	—	—	—	—

Net loss	$(532,942)	$(497,468)	$(1,105,532)	$(935,861)

Basic earnings (loss) per share	(0.21)	NA	(0.43)	NA

Diluted earnings (loss) per share	(0.21)	NA	(0.43)	NA

Weighted-average common shares
Basic	2,553,671	NA	2,553,671	NA
Diluted	2,553,671	NA	2,553,671	NA

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2008 (Unaudited)

			Additional		Accumulated Other
	Shares	Common	Paid-in	Accumulated	Comprehensive
	Outstanding	Stock	Capital	Deficit	Income (loss)	Total

Balance at December 31, 2007	2,553,671	$25,536	$25,347,342	$(4,525,955)	$2,412	$20,849,335
Comprehensive income (loss)
Net loss	—	—	—	(1,105,532)	—	(1,105,532)
Net change in unrealized gains (losses) on investment securities available-for-sale	—	—	—	—	(288,726)	(288,726)
Total comprehensive income (loss)	—	—	—	(1,105,532)	(288,726)	(1,394,258)
Stock-based compensation	—	—	124,812	—	—	124,812
Balance at June 30, 2008	2,553,671	$25,536	$25,472,154	$(5,631,487)	$(286,314)	$19,579,889

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007

(Unaudited)

	For the Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,105,532)	$(935,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54,109	31,541
Provision for loan losses	87,104	—
Net amortization of deferred loan fees/expenses	(653)	—
Discount accretion on interest-bearing deposits with banks	(11,796)	—
Federal Home Loan Bank stock dividend	(2,500)	—
Net amortization of premiums on investment securities	26,983	—
Gain on sale of investment securities	(45,264)	—
Recognition of stock-based compensation on stock options	124,812	—
Changes in operating assets and liabilities:
Interest receivable	(155,050)	—
Other assets	152,600	7,590
Deferred offering costs	—	(45,181)
Accrued interest payable	12,724	(4,728)
Accounts payable and other liabilities	9,888	160,050
Deferred rent liability	18,208	3,761
Net cash used in operating activities	$(834,367)	$(782,828)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(25,889,302)	$—
Proceeds from sales of investment securities, available-for-sale	4,849,038	—
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	4,076,959	—
Issuance of loans, net of paydowns	(7,703,942)	—
Purchase of premises and equipment	(17,864)	(642,142)
Purchase of Federal Home Loan Bank stock	(500,000)	—
Proceeds from redemption of Federal Reserve Bank stock	32,350	—
Proceeds from maturity of interest-bearing deposits with banks	100,000	—
Purchase of interest-bearing deposits with banks	(686,626)	—
Net cash used in investing activities	$(25,739,387)	$(642,142)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$13,437,039	$—
Advances from Organizers	—	450,000
Proceeds from Federal Home Loan Bank advances	10,000,000	—
Proceeds from note payable	—	987,890
Proceeds from subscriptions receivable	1,600,000	—
Net cash provided by financing activities	$25,037,039	$1,437,890

Net (decrease)/increase in cash and cash equivalents	$(1,536,715)	$12,920

CASH AND CASH EQUIVALENTS
Beginning of period	5,306,126	6,978
End of period	$3,769,411	$19,898
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$225,101	$—
Assets acquired under capital leases	$—	$192,350
Non-cash investing transactions:
Unrealized loss on investment securities available-for-sale	$(288,726)	$—

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2008, and the results of its operations for the three and six months ended June 30, 2008 and 2007.  Cash flows are presented for the six months ended June 30, 2008 and 2007.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2007.

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

Critical Accounting Policies

Income taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

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

The Company has established a formal process for determining an adequate allowance for loan losses.  The allowance for loan losses calculation process has two components.  The first component represents the allowance for loan losses for impaired loans computed in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures - an amendment of FASB Statement No. 114.  To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component is the allowance for loan losses calculated under FASB Statement No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors.  This component of the allowance for loan losses is calculated by assigning a certain risk weighting, within a predetermined range, to each identified risk factor.  The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Financial Accounting Standard No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the hierarchy of principles to be used in the preparation of financial statements that are presented in conformity with GAAP in the United States. The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

NOTE 3 — INVESTMENTS

The amortized costs and fair values of investment securities as of June 30, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$4,223,122	$1,044	$(63,381)	$4,160,785
State and municipal	1,120,227	—	(60,582)	1,059,645
Mortgage-backed securities	25,496,606	32,685	(196,080)	25,333,211
Total securities available-for-sale	$30,839,955	$33,729	$(320,043)	$30,553,641

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  All of the Bank’s investment securities were purchased during either the fourth quarter of 2007 or the first six months of 2008, therefore, no securities have been in a continuous loss position for over twelve months.  As of June 30, 2008, no declines in value are deemed to be other than temporary.

As a consequence of higher long-term interest rates due to wider spreads, increased volatility and a shift in Federal Reserve sentiment, the Company recorded a net unrealized loss in the investment portfolio of $286,000 at June 30, 2008.  Management continued to build the Company’s investment portfolio which increased $16.9 million, or 122%, from an amortized cost of $13.9 million at December 31, 2007 to an amortized cost of $30.8 million at June 30, 2008.

The Company sold six securities during the first quarter 2008 for a realized gain of $39,620 and the Company sold five securities during the second quarter 2008 for a net realized gain of $5,644.

Securities with carrying values of $3.7 million at June 30, 2008 and $495,000 at December 31, 2007, were pledged as collateral to secure public deposits.  Securities with carrying values of $892,000 and $0 were pledged to secure a line-of-credit with the Bankers Bank of the West at June 30, 2008 and December 31, 2007, respectively.  Securities with carrying values of $13.9 million and $0 were pledged to secure Federal Home Loan Bank advances at June 30, 2008 and December 31, 2007, respectively.

NOTE 4 — INTEREST-BEARING DEPOSITS WITH BANKS

During the first quarter 2008, the Company invested approximately $700,000 in FDIC-insured certificates of deposit that earn a weighted-average yield of 4.13% and mature between June and September 2008.  During the second quarter 2008, $100,000 of such deposits matured.

NOTE 5 — LOANS

Loans consist of the following:

		June 30, 2008	December 31, 2007
	Real estate – commercial	$5,324,162	$3,003,274
	Construction and land development	2,904,619	399,732
	Commercial and industrial	1,018,414	188,684
	Real estate – residential	2,045,911	190,557
	Consumer	249,449	29,407
	Gross loans	11,542,555	3,811,654
Less:	Allowance for loan losses	(134,500)	(47,396)
	Deferred loan fees and expenses, net	(23,118)	3,188
	Loans, net	$11,384,937	$3,767,446

During the first six months of 2008, no loans were impaired, transferred to foreclosed properties or past due.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes- Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons.

The following table details loans receivable from related parties as of June 30, 2008:

2008

Balance at January 1, 2008	$—
New loans	811,000
Payments	6,733
Balance at June 30, 2008	$804,267

There were no loans receivable from related parties at December 31, 2007.

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance is summarized as follows:

	2008	2007

Allowance at January 1,	$47,396	$—
Loans charged off	—	—
Recoveries on loans previously charged off	—	—
Provision for loan losses	87,104	—
Allowance at June 30,	$134,500	$—

NOTE 7 — DEPOSITS

Deposits are summarized as follows:

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$511,849	3%	$147,407	3%
Interest-bearing demand	5,319,135	29	315,373	6
Money market accounts	6,600,700	36	1,271,665	26
Savings accounts	120,159	—	12,547	—
Certificates of deposits, less than $100,000	1,598,778	9	352,388	7
Certificates of deposits, greater than $100,000	4,285,798	23	2,900,000	58
Total deposits	$18,436,419	100%	$4,999,380	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at June 30, 2008 and December 31, 2007 was approximately $2.5 million and $2.1 million, respectively.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) with an effective date of September 10, 2007 and was approved by the Company’s stockholders at the annual meeting held on June 17, 2008.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $62,000 and $125,000 during the three and six months ended June 30, 2008, respectively.  The Company recognized stock-based compensation cost of $0 during both the three and six months ended June 30, 2007.  No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

The Company accounts for its stock-based compensation under the provisions of SFAS 123R.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  No options were granted during the first quarter 2008 and 1,250 options were granted during the second quarter 2008.  No options were granted during the six months ended June 30, 2007.

No options were exercised or vested and 500 options were forfeited during the six months ended June 30, 2008.  During this same period, the Company recognized expense for approximately 49,000 options, representing a pro-rata amount of the options that will vest at the end of year one.  As of June 30, 2008, there was approximately $807,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 3.23 years.

The following is a summary of the Company’s non-vested options at June 30, 2008:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	397,846	$2.74
Granted	1,250	2.13
Vested	—	—
Forfeited	(500)	2.75
Non-vested at June 30, 2008	398,596	$2.73

NOTE 9 — NONINTEREST EXPENSE

The following table details the items comprising Other general and administrative expenses:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Marketing and promotions	$58,739	$64,500	$125,897	$72,129
Data processing	51,742	411	98,652	430
Printing, stationery and supplies	23,462	26,324	32,898	46,225
Regulatory and reporting fees	15,548	881	29,304	881
Travel and entertainment	8,040	13,837	12,682	23,304
Telephone/communication	6,104	8,239	13,287	11,497
Insurance	4,373	2,065	9,118	3,510
Dues and memberships	2,961	—	8,011	—
Training and education	2,758	—	5,243	—
Postage and shipping	2,465	4,901	4,416	6,219
Temporary staffing	—	33,294	—	63,987
Miscellaneous	13,084	7,692	16,980	8,546
Total	$189,276	$162,144	$356,488	$236,728

NOTE 10 — INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset account recognized in the accompanying statements of financial condition:

	June 30, 2008	December 31, 2007
Deferred tax assets:
Start-up and organizational expenses	$1,251,436	$1,295,346
Net operating loss carryforward	681,674	283,720
Allowance for loan losses	20,480	7,235
Other	80,636	71,070
Total deferred tax assets	2,034,226	1,657,371
Deferred liabilities:
Federal Home Loan Bank stock dividend	(926)	—
Tax over book depreciation	(9,000)	(1,895)
Total deferred tax liabilities	(9,926)	(1,895)

Net deferred tax assets	2,024,300	1,655,476

Valuation allowance	(2,024,300)	(1,655,476)

Net deferred taxes	$—	$—

The Company has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period.  The Company has net operating loss carryforwards of approximately $1.8 million for federal income tax purposes.  Federal net operating loss carry forwards, to the extent not used, will expire beginning in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the six months ended June 30, 2008 and the twelve months ended December 31, 2007 due to the following:

	June 30, 2008	December 31, 2007
Computed “expected” tax benefit	$(386,937)	$(851,948)
Change in income taxes resulting from:
Change in valuation allowance	368,824	881,024
Other	18,113	(29,076)
Income tax provision	$—	$—

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

At June 30, 2008 and December 31, 2007 the following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2008	December 31, 2007
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$4,095,655	$2,522,059
Letters of credit	—	9,000
Total commitments	$4,095,655	$2,531,059

Total commitments of $4.1 million were outstanding at June 30, 2008 and consisted of $4.0 million at variable rates and $145,000 at fixed rates.  Total commitments of $2.5 million were outstanding at December 31, 2007 and consisted of $2.4 million at variable rates and $88,000 at fixed rates.

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

Level 1 –	inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 –

inputs are other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 –

valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of June 30, 2008, all of the Company’s available-for-sale securities, $30.5 million, were valued using Level 2 inputs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of June 30, 2008 and results of operations for the three and six months ended June 30, 2008 and 2007, respectively.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

As of June 30, 2008, the Company had, on a consolidated basis, total assets of $48.6 million, net loans of $11.4 million, total deposits of $18.4 million, and stockholders’ equity of $19.6 million.  In 2007, the Company completed an initial public offering of its common stock, issuing 2,553,671 shares at a price of $10.00 per share.  The gross proceeds received from the offering were approximately $25.5 million.

Results of Operations for the Three Months Ended June 30, 2008

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended June 30, 2008.  The Company’s principal operations for the three months ended June 30, 2008 consisted of the operations of Solera National Bank, which opened for business September 10, 2007.  The following discussion is limited and does not include a discussion of the comparison to prior financial results for the three months ended June 30, 2007, since the Bank was not open for business during the second quarter of 2007.  As such, a discussion of the comparison to prior financial results is not meaningful to an understanding of our current business and, therefore, has been omitted from this Report.

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest income, principally from loan and investment security portfolios, and interest expense, principally on customer deposits and borrowings.  Net interest income is our principal source of earnings.  Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

Net interest income was $352,000 in the second quarter of 2008. Our annualized net interest margin was 3.55% for the three months ended June 30, 2008.

Total interest income was $497,000 for the second quarter of 2008 consisting primarily of interest on investment securities of $322,000, interest and fees on loans of $141,000 and dividends on bank stocks of $10,000.  Average net loans were $9.1 million, and other average interest-earning assets were $30.6 million, consisting primarily of average available-for-sale securities of $26.9 million, average federal funds sold of $3.0 million and average certificates of deposits with banks of $682,000.

Total interest expense was $145,000 in the second quarter of 2008.  This consisted primarily of interest expense on certificates of deposit over $100,000 of $47,000, interest expense on Federal Home Loan bank advances of $42,000 and interest expense on money market accounts of $40,000.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the second quarter of 2008, our provision for loan losses was $50,000 relating to the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were no loans specifically reserved for under the SFAS 114 Component of the loan loss reserve.  Furthermore, there were no charge-offs or non-performing loans during the second quarter of 2008.

Noninterest Income

The noninterest income for the quarter ended June 30, 2008 was $22,000, consisting primarily of deposit service charges and fees of $12,000.  Additionally, the Company earned $5,000 in sublease income for offices within the Bank’s main office building that are leased to third parties and $6,000 in net gains on investment securities sold during the second quarter.

Noninterest Expense

Our total noninterest expense was $857,000 for the quarter ended June 30, 2008.  This consisted of salaries and benefits of $481,000, occupancy expenses of $113,000, primarily for lease expense for the bank’s main office building, and professional fees of $73,000, for external audit, legal and consulting fees.  The Company employed 18 full-time equivalent employees as of June 30, 2008.

Other general and administrative expenses totaled $189,000 for the quarter ended June 30, 2008 and consisted of marketing and promotional expenses of $59,000 as the Bank continued to raise community awareness of the Bank’s products and services.  Data processing fees were $52,000 and include the costs to operate the Bank’s primary banking software.  Printing, stationery and supplies were $23,000 primarily associated with the printing of the Annual Report and Proxy statement for the first annual meeting of shareholders.  Regulatory and reporting fees were $16,000 primarily attributable to bank assessment fees paid to the Office of the Comptroller of the Currency, the Federal Reserve Bank, and the Federal Deposit Insurance Corporation as well as fees associated with filing reports with the Securities and Exchange Commission.  Other expenses of $39,000 included $8,000 for travel and entertainment, $6,000 for telephone and communication lines, $4,000 for insurance, $3,000 for dues and memberships, $3,000 for training and education, $2,000 for postage and shipping, and $13,000 for other miscellaneous expenses.

Income Taxes

No federal or state tax expense has been recorded for the quarter ended June 30, 2008, based upon net operating losses.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2008 is $0.

Results of Operations for the Six Months Ended June 30, 2008

The following discussion focuses on the Company’s financial condition and results of operations for the six months ended June 30, 2008.  The Company’s principal operations for the six months ended June 30, 2008 consisted of the operations of Solera National Bank, which opened for business September 10, 2007.  The following discussion is limited and does not include a discussion of the comparison to prior financial results for the six months ended June 30, 2007, since the Bank was not open for business during the first six months of 2007.  As such, a discussion of the comparison to prior financial results is not meaningful to an understanding of our current business and, therefore, has been omitted from this Report.

Net Interest Income and Net Interest Margin

Net interest income was $628,000 for the six months ended June 30, 2008. Our annualized net interest margin was 3.68% for the same period.

Total interest income was $866,000 for the six months ended June 30, 2008 consisting primarily of interest on investment securities of $553,000 and interest on loans of $229,000.  During this period, average net loans were $7.2 million and other average interest-earning assets were $27.3 million.

Total interest expense was $238,000 in the first six months of 2008.  This consisted primarily of interest expense on certificates of deposit over $100,000 of $97,000, interest expense on money market accounts of $72,000, and $51,000 for interest on other borrowings.

Provision for Loan Losses

During the first six months of 2008, our provision for loan losses was $87,000 relating to the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were no loans specifically reserved for under the SFAS 114 Component of the loan loss reserve.  Furthermore, there were no charge-offs or non-performing loans during this period.

Noninterest Income

The noninterest income for the six months ended June 30, 2008 was $71,000, consisting primarily of gains on the sale of investment securities of $45,000.  Additionally, the Company earned $17,000 in deposit service charges and fees, and $9,000 in sublease income for an office within the Bank’s main office building that is leased to a third party.

Noninterest Expense

Our total noninterest expense was $1.7 million for the six months ended June 30, 2008.  This consisted of salaries and benefits of $985,000, occupancy expenses of $231,000, primarily for rental expense for the bank’s main office building, and professional fees of $146,000 for external audit, legal and consulting fees.

Other general and administrative expenses totaled $356,000 for the six months ended June 30, 2008 and consisted of marketing and promotional expenses of $126,000 as management focused on raising awareness in the community of the Bank’s products and services.  Data processing fees were $99,000 and include the costs to run the Bank’s main banking software.  Printing, stationery and supplies were $33,000 and include the costs to print the Annual Report and Proxy statement.  The remainder of the expenses included regulatory and reporting fees of $29,000, travel and entertainment expenses of $13,000, telephone and communication expenses of $13,000, insurance expenses of $9,000, dues and memberships of $8,000, training and education of $5,000, postage and shipping of $4,000 and other miscellaneous office expenses of $17,000.

Financial Condition

Customer deposits, Federal Home Loan Bank advances, and proceeds from the initial public offering completed in 2007 were primarily invested in loans, investment securities and federal funds sold, resulting in total assets as of June 30, 2008 of $48.6 million.

As of June 30, 2008, stockholders’ equity was $19.6 million, as a result of the initial public offering, partially offset by the inception-to-date losses from start-up activities and current operations.

Short-Term Investments and Interest-bearing Deposits in Other Financial Institutions

At June 30, 2008, Solera National Bank had $2.8 million in federal funds sold and $598,000 in interest-bearing deposits with other financial institutions.  These short-term investments and interest-bearing deposits allow Solera National Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Federal Home Loan Bank and Federal Reserve Bank Stock

At June 30, 2008, the Bank had a total of $995,000 invested in bank stocks carried at amortized cost consisting of $493,000 in Federal Reserve Bank stock and $502,000 in Federal Home Loan Bank stock.  These investments allow Solera National Bank to conduct business with these entities.  As of June 30, 2008, the Federal Reserve Bank stock is yielding an average of 6.0% and the Federal Home Loan Bank stock is yielding an average interest rate of 4.2%.

Investment Securities

Our investment portfolio serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At June 30, 2008, Solera National Bank’s securities consisted of available-for-sale securities of $30.6 million.  The following table provides additional detail on the Company’s investment securities as of June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield
Securities available-for-sale
U.S. government agencies	$4,160,785	5.08%	$3,508,333	5.09%
State and municipal	1,059,645	5.43	1,117,262	5.43
Mortgage-backed securities	25,333,211	5.19	9,235,186	5.34
Total securities available-for-sale	$30,553,641	5.18%	$13,860,781	5.29%

Loan Portfolio

Our primary focus is income from interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

		June 30, 2008		December 31, 2007
		Amount	% of Total	Amount	% of Total
	Real estate – commercial	$5,324,162	46%	$3,003,274	79%
	Construction and land development	2,904,619	25	399,732	10
	Commercial and industrial	1,018,414	9	188,684	5
	Real estate – residential	2,045,911	18	190,557	5
	Consumer	249,449	2	29,407	1
	Gross loans	11,542,555	100%	3,811,654	100%
Less:	Allowance for loan losses	(134,500)		(47,396)
	Deferred loan fees and expenses, net	(23,118)		3,188
	Loans, net	$11,384,937		$3,767,446

As of June 30, 2008, net loans were $11.4 million, a 202%, or $7.6 million increase from $3.8 million at December 31, 2007.  Net loans as a percentage of total assets were 23% as of June 30, 2008, compared to 14% at December 31, 2007.

The real estate – commercial loan portfolio consists primarily of lines of credit or term loans to businesses that are secured by real estate.  At June 30, 2008, there were $5.3 million real estate commercial loans in the loan portfolio, an increase of 77%, or $2.3 million from $3.0 million at December 31, 2007.

The construction and land development loan portfolio is comprised of construction loans for owner-occupied construction and development loans for property being constructed and sold to third parties.  At June 30, 2008, construction and land development loans totaled $2.9 million, an increase of $2.5 million from $400,000 at December 31, 2007.

The commercial and industrial loan portfolio consists of loans to businesses primarily for working capital lines of credit.  At June 30, 2008, commercial and industrial loans totaled $1.0 million, an $830,000 increase from $189,000 at December 31, 2007.

The real estate – residential loan portfolio consists of residential second mortgage loans, home equity loans and lines of credit and home improvement loans.  At June 30, 2008, $2.0 million was outstanding for residential real estate loans, an increase of $1.9 million from $191,000 outstanding at December 31, 2007.

The consumer and other loan portfolio consists of personal lines of credit, loans to acquire personal assets such as automobiles and boats and overdraft protection balances for our deposit customers.  As of June 30, 2008, there were $249,000 consumer and other loans in the loan portfolio, an increase of $220,000 from December 31, 2007.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Bank’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Bank’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  Also, since the Bank’s loan portfolio is in the initial stages, it contains only 62 funded loans, with the four largest loans comprising approximately 52% of the portfolio’s gross value.  However, management expects this concentration to diminish over time as the Bank’s loan portfolio continues to grow.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.5 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

Loan terms vary according to loan type. The following table shows the contractual maturity distribution of loans as of June 30, 2008:

	As of June 30, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate – commercial	$	$2,989,649	$1,334,513	$1,000,000	$	$5,324,162
Construction and land development	560,000	920,000	1,424,619			2,904,619
Commercial and industrial	869,011	3,243	146,160			1,018,414
Real estate – residential		40,000		47,308	1,958,603	2,045,911
Consumer	231,499	17,950				249,449
Gross loans	$1,660,510	$3,970,842	$2,905,292	$1,047,308	$1,958,603	$11,542,555

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of June 30, 2008, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. Solera National Bank had no loans classified in these categories at June 30, 2008.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, information regarding the ability of the borrower to repay the loan, current economic conditions and other pertinent factors will be considered.  The allowance was $134,500, or 1.17% of outstanding principal as of June 30, 2008.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the six months ended June 30, 2008, there were no charge-offs.

Non-earning Assets

Premises, leasehold improvements and equipment totaled $910,000 at June 30, 2008.  Due to the Bank’s growth, management has decided to re-occupy property that was abandoned in July 2007.  Management anticipates the re-occupancy to occur on approximately September 1, 2008 with the space to be used for administrative purposes.  Upon re-occupying the space, the remaining lease abandonment liability will be reversed resulting in a credit to rent expense during the third quarter 2008.  Subsequently, rent expense will increase for the monthly rental expense associated with occupying the premises.  At the present time, management anticipates occupying the premises for the remainder of the lease term, which expires in August 2011, and will determine prior to the expiration of the lease whether to renew for an additional 5-year term.

Off-Balance Sheet Arrangements

Neither the Company nor Solera National Bank has any material off-balance sheet arrangements.

Borrowings

During the second quarter 2008, the Bank borrowed $10.0 million from the Federal Home Loan Bank of Topeka (FHLB) in order to finance the purchase of investment securities. The FHLB advances mature between April 16, 2009 and June 20, 2013.  The advances have a weighted-average fixed interest rate of 3.73%.

The Bank has also established an unsecured Fed Funds line-of-credit with Bankers Bank of the West and First Tennessee as well as a secured Fed Funds line with Bankers Bank of the West. As of June 30, 2008, the Company had $0 outstanding on these lines.

Loan Commitments

At June 30, 2008, the Company had $4.1 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies are applicable to Solera National Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.0%, Tier 1 capital to risk-weighted assets of 4.0%, and Tier 1 capital to total average assets of 4.0%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Solera National Bank’s financial statements.

As of June 30, 2008, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at June 30, 2008:

As of June 30, 2008	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
($ in thousands)	Amount	%	Amount	%	Amount	%
Total Capital (to risk-weighted assets)	$16,033	75.4%	$1,701	>8.0%	$2,127	>10.0%
Tier 1 capital (to risk-weighted assets)	$15,899	74.8%	$851	>4.0%	$1,276	>6.0%
Tier 1 capital (to average assets)	$15,899	38.4%	$1,657	>4.0%	$2,071	>5.0%

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

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of June 30, 2008, the loan to deposit ratio was 62%.

Solera National Bank had cash and cash equivalents of $3.8 million, or 8% of total Bank assets, at June 30, 2008. Management feels Solera National Bank should have more than adequate liquidity to meet anticipated future funding needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, management evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, both the Company’s Principal Executive Officer and Principal Accounting and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported to management within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 17, 2008, the Company held its annual meeting of stockholders. At that meeting, the security holders voted on the following items:

1.  Election of directors.  The following fifteen directors, comprising the entire board of directors on that date, were reelected as directors of the Company to serve until the next annual meeting of stockholders:

Name	Term	Votes Cast For Election	Votes Withheld

Norma R. Akers	1 year	1,667,440	850
Rob L. Alvarado	1 year	1,664,940	3,350
Maria G. Arias	1 year	1,664,940	3,350
Douglas Crichfield	1 year	1,641,346	26,944
Paul M. Ferguson	1 year	1,656,056	12,234
James C. Foster	1 year	1,664,940	3,350
Robert M. Gallegos	1 year	1,664,940	3,350
Steve D. Gutterman	1 year	1,657,440	10,850
Ronald E. Montoya	1 year	1,664,940	3,350
Ray L. Nash	1 year	1,657,440	10,850
Joel S. Rosenstein	1 year	1,649,440	18,850
Basil Sabbah	1 year	1,649,440	18,850
F. Stanley Sena	1 year	1,664,940	3,350
Mark R. Smith	1 year	1,664,940	3,350
Kent C. Veio	1 year	1,649,940	18,350

2.         Stockholders voted to approve the 2007 Stock Incentive Plan.  The results of the vote were as follows:  votes cast for the proposal were 1,514,953; votes cast against the proposal were 81,231; and abstentions were 21,856.

3.         Stockholders voted to ratify the selection of McGladrey & Pullen, LLP as Solera National Bancorp’s independent registered public accounting firm for the fiscal year ending December 31, 2008.  The results of the vote were as follows:  votes cast for the proposal were 1,651,196; votes cast against the proposal were 13,594; and abstentions were 3,500.

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: August 14, 2008	/s/ Paul M. Ferguson
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