Form 10-Q
period 2008-09-30
Solera National Bancorp, Inc.
filed 2008-11-12
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of November 10, 2008, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

•                  the Federal Deposit Insurance Corporation, (“FDIC”), has increased deposit insurance premiums to rebuild and maintain the federal deposit insurance fund, which could have a material affect on earnings;

•                  the Company cannot predict the effect of the recently enacted federal rescue plan;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solera National Bancorp, Inc.

Balance Sheets as of September 30, 2008 and December 31, 2007

(Unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Cash and due from banks	$555,808	$336,126
Federal funds sold	4,865,000	4,970,000
Total cash and cash equivalents	5,420,808	5,306,126
Investment securities, available-for-sale	31,869,142	13,860,781
Interest-bearing deposits with banks	1,287,000	—
Loans	14,146,040	3,814,842
Allowance for loan losses	(180,000)	(47,396)
Net loans	13,966,040	3,767,446
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stock	1,000,750	525,000
Premises and equipment, net	902,198	946,681
Interest receivable	229,552	100,257
Subscriptions receivable	—	1,600,000
Other assets	267,885	281,906
Total assets	$54,943,375	$26,388,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$1,896,841	$147,407
Interest-bearing demand	6,403,256	315,373
Savings and money market	8,949,396	1,284,212
Time deposits	7,715,002	3,252,388
Total deposits	24,964,495	4,999,380

Accrued interest payable	46,937	16,773
Accounts payable and other liabilities	240,876	221,772
Federal Home Loan Bank advances	10,000,000	—
Deferred rent liability	53,132	30,254
Capital lease liability	165,481	191,528
Liability for abandoned lease	—	79,155

Total liabilities	$35,470,921	$5,538,862

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at September 30, 2008 and December 31, 2007	$25,536	$25,536
Additional paid-in capital	25,535,074	25,347,342
Accumulated deficit	(5,977,066)	(4,525,955)
Accumulated other comprehensive income (loss)	(111,090)	2,412
Total stockholders’ equity	$19,472,454	$20,849,335

Total liabilities and stockholders’ equity	$54,943,375	$26,388,197

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$190,454	$416	$419,056	$416
Interest on federal funds sold	28,068	52,998	81,134	52,998
Interest on investment securities	404,781	—	957,593	—
Interest on escrow account	—	148,995	—	148,995
Other interest income	9,854	—	23,311	1,328
Dividends on FHLB and Federal Reserve Bank stocks	13,016	1,812	31,292	1,812
Total interest income	646,173	204,221	1,512,386	205,549
Interest expense:
Deposits	101,798	53	288,601	53
Note payable	—	39,409	—	113,977
Federal Home Loan Bank advances	93,990	—	136,336	—
Federal funds purchased	28	—	109	—
Other borrowings	3,993	375	12,587	503
Total interest expense	199,809	39,837	437,633	114,533

Net interest income	446,364	164,384	1,074,753	91,016

Provision for loan loss	45,500	—	132,604	—
Net interest income after provision for loan loss	400,864	164,384	942,149	91,016

Noninterest income:
Service charges and fees	20,591	346	37,846	346
Sublease income	7,350	—	16,050	—
Gain on sale of securities	—	—	45,264	—
Total noninterest income	27,941	346	99,160	346
Noninterest expense:
Salaries and employee benefits	561,153	176,675	1,546,273	176,675
Management fees	—	136,957	—	543,269
Occupancy	113,121	127,031	344,003	234,597
Loss (reversal of loss) on abandoned lease (Note 13)	(132,843)	169,674	(132,843)	169,674
Professional fees	21,857	55,994	167,403	124,291
Consulting fees	—	7,806	—	50,506
Other general and administrative	211,096	241,367	567,584	479,112
Total noninterest expense	774,384	915,504	2,492,420	1,778,124

Income taxes	—	—	—	—

Net loss	$(345,579)	$(750,774)	$(1,451,111)	$(1,686,762)

Basic earnings (loss) per share	(0.14)	(0.33)	(0.57)	(0.75)

Diluted earnings (loss) per share	(0.14)	(0.33)	(0.57)	(0.75)

Weighted-average common shares
Basic	2,553,671	2,262,837	2,553,671	2,262,837
Diluted	2,553,671	2,262,837	2,553,671	2,262,837

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2008 (Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total

Balance at December 31, 2007	2,553,671	$25,536	$25,347,342	$(4,525,955)	$2,412	$20,849,335
Comprehensive income (loss)
Net loss	—	—	—	(1,451,111)	—	(1,451,111)
Net change in unrealized gains (losses) on investment securities available-for-sale	—	—	—	—	(113,502)	(113,502)
Total comprehensive income (loss)	—	—	—	(1,451,111)	(113,502)	(1,564,613)
Stock-based compensation	—	—	187,732	—	—	187,732
Balance at September 30, 2008	2,553,671	$25,536	$25,535,074	$(5,977,066)	$(111,090)	$19,472,454

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,451,111)	$(1,686,762)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	81,862	51,097
Provision for loan losses	132,604	—
Net amortization of deferred loan fees/expenses	38,340	—
Discount accretion on interest-bearing deposits with banks	(13,374)	—
Federal Home Loan Bank stock dividend	(8,100)	—
Net amortization of premiums on investment securities	36,207	—
Gain on sale of investment securities	(45,264)	—
Recognition of stock-based compensation on stock options	187,732	12,502
Loss (reversal of loss) on abandoned lease	(132,843)	169,674
Changes in operating assets and liabilities:
Interest receivable	(129,295)	(7,978)
Other assets	87,223	(17,717)
Deferred offering costs	—	131,884
Accrued interest payable	30,164	(6,016)
Accounts payable and other liabilities	(15,433)	(7,521)
Deferred rent liability	22,878	11,273
Net cash used in operating activities	$(1,178,410)	$(1,349,564)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(28,370,083)	$—
Proceeds from sales of investment securities, available-for-sale	4,849,038	—
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	5,408,239	—
Originated loans, net of pay downs	(10,369,538)	(50,417)
Purchase of premises and equipment	(48,403)	(697,110)
Purchase of Federal Home Loan Bank stock	(500,000)	—
Purchase of Federal Reserve Bank stock	—	(525,000)
Proceeds from redemption of Federal Reserve Bank stock	32,350	—
Proceeds from maturity of interest-bearing deposits with banks	2,185,000	—
Purchase of interest-bearing deposits with banks	(3,458,626)	—
Net cash used in investing activities	$(30,272,023)	$(1,272,527)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	$19,965,115	$406,685
Advances from Organizers	—	450,000
Repayment of Organizer advances	—	(442,801)
Proceeds from Federal Home Loan Bank advances	10,000,000	—
Proceeds from note payable	—	1,420,164
Repayment of note payable	—	(2,763,890)
Proceeds from subscriptions receivable	1,600,000	—
Proceeds from issuance of common stock, net of cash paid for offering costs of $208,562	—	21,602,608
Net cash provided by financing activities	$31,565,115	$20,672,766

Solera National Bancorp, Inc.

Statements of Cash Flows for the Nine Months Ended September 30, 2008 and 2007, (continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
Net increase in cash and cash equivalents	$114,682	$18,050,675

CASH AND CASH EQUIVALENTS
Beginning of period	5,306,126	6,978
End of period	$5,420,808	$18,057,653

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$407,470	$120,549
Assets acquired under capital leases	$—	$206,819
Non-cash investing transactions:
Unrealized loss on investment securities available-for-sale	$113,502	$—
Organizer advances converted to equity	$—	$817,200
Non-cash offering costs for stock warrants	$—	$745,398

See Notes to Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ORGANIZATION

Solera National Bancorp, Inc. (the “Company”), is a Delaware corporation that was incorporated in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”), a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado serving the Denver metropolitan area.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2008, and the results of its operations for the three and nine months ended September 30, 2008 and 2007.  Cash flows are presented for the nine months ended September 30, 2008 and 2007.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB as of and for the year ended December 31, 2007.

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

Critical Accounting Policies

Income taxes:  Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax basis.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of the enactment.

Securities available-for-sale:  Securities available-for-sale are reported at fair value utilizing Level 2 inputs (see Note 12).  For these securities, the Company obtains fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.

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

The Company has established a formal process for determining an adequate allowance for loan losses.  The allowance for loan losses calculation process has two components.  The first component represents the allowance for loan losses for impaired loans computed in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures - an amendment of FASB Statement No. 114.  To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component is the allowance for loan losses calculated under FASB Statement No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, results of internal and external loan reviews, and other factors.  This component of the allowance for loan losses is calculated by assigning a probable loss range, to each identified risk factor.  The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the hierarchy of principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States.  The hierarchical guidance provided by SFAS 162 did not have a significant impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB Statement No 51, (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements,” to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as a component of equity in the consolidated financial statements. Among other requirements, SFAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. SFAS 160 will be effective on January 1, 2009 and is not expected to have an impact on the Company’s financial statements, as the Company does not have any noncontrolling interest in a subsidiary at this time.

In June 2008, the FASB issued FASB Staff Position (FSP) no. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 will be effective on January 1, 2009. All previously reported earnings per share data will be retrospectively adjusted to conform with the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is not expected to have a significant impact on the Company’s financial statements as the Company does not have any share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents.

NOTE 3 — INVESTMENTS

The amortized costs and fair values of investment securities as of September 30, 2008 are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,710,484	$268	$(60,390)	$5,650,362
State and municipal	1,121,710	—	(58,370)	1,063,340
Mortgage-backed securities	25,148,038	145,026	(137,624)	25,155,440
Total securities available-for-sale	$31,980,232	$145,294	$(256,384)	$31,869,142

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  Since all of the Bank’s investment securities were purchased after September 30, 2007, no securities have been in a continuous loss position for over twelve months.  However, some securities in our portfolio have been in a continuous loss position during the nine months ended September 30, 2008.  Management concluded that the continuous loss position on these securities is a result of the level of market interest rates and not a result of the underlying issuers’ ability to repay.  The Bank also has the ability and intent to hold these securities until their fair values recover to their amortized cost, which may be maturity.  Accordingly, as of September 30, 2008, no declines in value are deemed to be other than temporary.

The Company recorded a net unrealized loss in the investment portfolio of $111,000 at September 30, 2008.  This was an improvement over the $286,000 unrealized loss at June 30, 2008.

The Company sold six securities during the first quarter 2008 for a realized gain of $39,620 and the Company sold five securities during the second quarter 2008 for a net realized gain of $5,644.  No securities were sold during the third quarter 2008.

Securities with carrying values of $5.0 million at September 30, 2008 and $495,000 at December 31, 2007, were pledged as collateral to secure public deposits.  Securities with carrying values of $842,000 and $0 were pledged to secure a line-of-credit with the Bankers Bank of the West at September 30, 2008 and December 31, 2007, respectively.  Securities with carrying values of $12.9 million and $0 were pledged to secure Federal Home Loan Bank advances at September 30, 2008 and December 31, 2007, respectively.

NOTE 4 — INTEREST-BEARING DEPOSITS WITH BANKS

In an effort to manage the Bank’s liquidity with the goal of maximizing the interest earned, the Company has invested approximately $3.5 million in FDIC-insured certificates of deposit during the nine months ended September 30, 2008.  These deposits have a weighted-average yield of 3.57% and mature before December 2008.  As of September 30, 2008, $2.2 million of such deposits have matured.

NOTE 5 — LOANS

Loans consist of the following:

		September 30, 2008	December 31, 2007
	Real estate – commercial	$5,097,489	$3,003,274
	Real estate – residential	3,981,454	190,557
	Construction and land development	2,593,094	399,732
	Commercial and industrial	2,255,662	188,684
	Consumer	253,493	29,407
	Gross loans	14,181,192	3,811,654
Less:	Allowance for loan losses	(180,000)	(47,396)
	Deferred loan fees and expenses, net	(35,152)	3,188
	Loans, net	$13,966,040	$3,767,446

During the first nine months of 2008, no loans were impaired, transferred to foreclosed properties or past due.

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

The following table details loans receivable from related parties as of September 30, 2008:

2008

Balance at January 1, 2008	$—
New loans	1,644,452
Payments	(37,716)
Balance at September 30, 2008	$1,606,736

There were no loans receivable from related parties at December 31, 2007.

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the first nine months of 2008 and 2007 is summarized as follows:

	2008	2007
Allowance at January 1,	$47,396	$—
Loans charged off	—	—
Recoveries on loans previously charged off	—	—
Provision for loan losses	132,604	—
Allowance at September 30,	$180,000	$—

NOTE 7 — DEPOSITS

Deposits are summarized as follows:

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,896,841	8%	$147,407	3%
Interest-bearing demand	6,403,256	26	315,373	6
Money market accounts	8,818,859	35	1,271,665	26
Savings accounts	130,537	—	12,547	—
Certificates of deposit, less than $100,000	3,914,231	16	352,388	7
Certificates of deposit, greater than $100,000	3,800,771	15	2,900,000	58
Total deposits	$24,964,495	100%	$4,999,380	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at September 30, 2008 and December 31, 2007 was approximately $2.2 million and $2.1 million, respectively.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) with an effective date of September 10, 2007 and was approved by the Company’s stockholders at the annual meeting held on June 17, 2008.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $63,000 and $188,000 during the three and nine months ended September 30, 2008, respectively.  The Company recognized stock-based compensation cost of $12,500 during the three and nine months ended September 30, 2007.  No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

The Company accounts for its stock-based compensation under the provisions of SFAS 123R.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 10,000 options during the third quarter 2008 to newly hired employees.  The Company granted 361,897 options during the third quarter 2007 to employees and directors in conjunction with the Bank’s opening.

During the nine months ended September 30, 2008, 1,500 options were forfeited. No options were exercised and 89,160 options vested during the nine months ended September 30, 2008.  During this same period, the Company recognized expense for approximately 102,000 options, representing a pro-rata amount of the options that will vest at the end of year one.  As of September 30, 2008, there was approximately $760,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 3.0 years.

The following is a summary of the Company’s non-vested options at September 30, 2008:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested at January 1, 2008	397,846	$2.74
Granted	11,250	2.11
Vested	(89,160)	2.75
Forfeited	(1,500)	2.75
Non-vested at September 30, 2008	318,436	$2.72

NOTE 9 — NONINTEREST EXPENSE

The following table details the items comprising Other general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Marketing and promotions	$74,647	$97,291	$200,544	$166,075
Data processing	62,188	7,327	160,840	7,754
Regulatory and reporting fees	20,209	134	49,514	1,015
Printing, stationery and supplies	8,304	68,998	41,202	115,873
Telephone/communication	7,843	5,600	21,130	18,274
Travel and entertainment	7,331	6,810	20,013	31,680
Postage and shipping	4,541	8,568	9,112	14,787
Training and education	4,246	9,695	9,489	9,695
Insurance	4,230	5,354	13,348	8,864
Dues and memberships	4,138	—	12,149	—
Temporary staffing	—	20,100	—	81,234
Miscellaneous	13,419	11,490	30,243	23,861
Total	$211,096	$241,367	$567,584	$479,112

NOTE 10 — INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset account recognized in the accompanying statements of financial condition:

	September 30, 2008	December 31, 2007
Deferred tax assets:
Start-up and organizational expenses	$1,229,481	$1,295,346
Net operating loss carryforward	834,524	283,720
Allowance for loan losses	35,908	7,235
Other	47,193	71,070
Total deferred tax assets	2,147,106	1,657,371
Deferred liabilities:
Federal Home Loan Bank stock dividend	(3,002)	—
Tax over book depreciation	(12,454)	(1,895)
Total deferred tax liabilities	(15,456)	(1,895)

Net deferred tax assets	2,131,650	1,655,476

Valuation allowance	(2,131,650)	(1,655,476)

Net deferred taxes	$—	$—

The Company has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period.  As of September 30, 2008, the Company has net operating loss carryforwards of approximately $2.3 million for federal income tax purposes.  Federal net operating loss carry forwards, to the extent not used, will expire beginning in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the nine months ended September 30, 2008 and the twelve months ended December 31, 2007 due to the following:

	September 30, 2008	December 31, 2007
Computed “expected” tax benefit	$(507,889)	$(851,948)
Change in income taxes resulting from:
Change in valuation allowance	476,174	881,024
Other	31,715	(29,076)
Income tax provision	$—	$—

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

At September 30, 2008 and December 31, 2007 the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2008	December 31, 2007
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$5,327,607	$2,522,059
Letters of credit	—	9,000
Total commitments	$5,327,607	$2,531,059

Total commitments of $5.3 million were outstanding at September 30, 2008 and consisted of $5.2 million at variable rates and $153,000 at fixed rates.  Total commitments of $2.5 million were outstanding at December 31, 2007 and consisted of $2.4 million at variable rates and $88,000 at fixed rates.

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

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of September 30, 2008, all of the Company’s available-for-sale securities, $31.9 million, were valued using Level 2 inputs.

NOTE 13 — REVERSAL OF LOSS ON ABANDONMENT OF LEASE

On July 27, 2007 the Company recorded a loss of approximately $170,000 as a result of abandoning its corporate headquarters.  On September 1, 2008, to accommodate the Bank’s continued growth, Management decided to re-occupy the previously abandoned facility and utilize the office space for administrative purposes.  In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, approximately $133,000 of the originally recorded loss was reversed resulting in a credit to expense during the third quarter 2008.  The Company intends to occupy the space for the remainder of the original lease agreement which expires on August 31, 2011.  As such, the Company will recognize occupancy expense on a straight-line basis each period from now until the lease expiration.

NOTE 14 — SUBSEQUENT EVENTS

Effective October 27, 2008, Mr. Douglas Crichfield replaced Mr. Paul M. Ferguson as President and Chief Executive Officer of the Company and Bank, pending regulatory approval.  Mr. Crichfield has served as a director of the Company since 2006 and a director of the Bank since 2007 and was previously President and Chief Executive Officer of CFX Bank in Keene, New Hampshire and President and Chief Executive Officer of Community Bankshares, Inc in Concord, New Hampshire.  The Company anticipates a one-time charge to expense in the fourth quarter 2008 associated with the severance agreement between the Company and Mr. Ferguson.  The exact amount of such charge has yet to be determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of September 30, 2008 and results of operations for the three and nine months ended September 30, 2008.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Economic Events

The United States economy is experiencing reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have all been adversely affected by these events.  Recently, volatility and disruption in the capital and credit markets have reached unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices without regard to those issuers’ underlying financial strength.

In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law.  Pursuant to the EESA, the U.S. Treasury will have the authority to, among other things, purchase up to $700 billion of mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, U.S. Treasury Secretary Paulson, after consulting with the Federal Reserve and the FDIC, announced that the Department of the Treasury will purchase equity stakes in a wide variety of banks and thrifts. Under this program, known as the Troubled Asset Relief Program Capital Purchase Program (the “TARP Capital Purchase Program”), from the $700 billion authorized by the EESA, the Treasury will make $250 billion of capital available to U.S. financial institutions in the form of preferred stock. In conjunction with the purchase of preferred stock, the Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15% of the preferred investment. Participating financial institutions will be required to adopt the Treasury’s standards for executive compensation and corporate governance for the period during which the Treasury holds equity issued under the TARP Capital Purchase Program. Secretary Paulson also announced that nine large financial institutions have already agreed to participate in the TARP Capital Purchase Program.

Also on October 14, 2008, after receiving a recommendation from the boards of the FDIC and the Federal Reserve, and consulting with the President of the U.S., Secretary Paulson signed the systemic risk exception to the FDIC Act, enabling the FDIC to temporarily provide a 100% guarantee of the senior debt of all FDIC-insured institutions and their holding companies, as well as deposits in noninterest-bearing transaction deposit accounts under a Temporary Liquidity Guarantee Program. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for noninterest-bearing transaction deposits. Management is assessing the Bank’s participation in both the TARP Capital Purchase Program and the Temporary Liquidity Guarantee Program as it relates to insuring noninterest-bearing deposit accounts, but has not yet made a definitive decision as to whether it will participate.  The Company does not have senior debt at this time and, therefore, will not be participating in that portion of the Temporary Liquidity Guarantee Program.

It is not clear at this time what impact the EESA, the TARP Capital Purchase Program, the Temporary Liquidity Guarantee Program, and any additional programs that may be initiated in the future will have on the U.S. banking and financial markets.  However, many banks, such as ours, that were not underwriting subprime residential real estate loans have not experienced the significant losses in their loan and investment portfolios or liquidity concerns that larger institutions have experienced.    We are not aware of any known trends, events or uncertainties particular to our Company that will have or are reasonably likely to have a material adverse effect on the following:

Investment Securities:  We do not hold mortgage-backed securities backed by subprime mortgages in our investment portfolio or collateralized debt obligations backed directly or indirectly by such mortgage-backed securities or other low-quality loans.  Nor do we own corporate bonds and other debt instruments issued by entities whose values have been impacted by the deterioration of the financial markets.  We do not hold any preferred or common stock of Fannie Mae or Freddie Mac.

Loans – Credit Quality:  We have not engaged in the origination of subprime mortgage loans or in subprime lending.  We have not engaged in real estate development lending except in accordance with our rigorous underwriting standards involving substantial collateral protection.  To date, we have not experienced any deterioration in credit quality.  As of September 30, 2008 we have no past due loans and no nonaccrual loans.

Liquidity:  We have not experienced any liquidity shortfalls and we have determined that we possess adequate sources of liquidity for all of our reasonably foreseeable needs.  We recognize that liquidity is of heightened concern to all banks given the recent economic events.  However, we are not aware of any regulatory or investor concerns regarding our capital, asset quality or funding sources.

As of September 30, 2008, the Company had total assets of $54.9 million, net loans of $14.0 million, total deposits of $25.0 million, and stockholders’ equity of $19.5 million.  In 2007, the Company completed an initial public offering of its common stock, issuing 2,553,671 shares at a price of $10.00 per share.  The gross proceeds received from the offering were approximately $25.5 million.

Results of Operations for the Three Months Ended September 30, 2008

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended September 30, 2008.  The Company’s principal operations for the three months ended September 30, 2008 consisted of the operations of Solera National Bank, which opened for business September 10, 2007.  The following discussion is limited and does not include a discussion of the comparison to prior financial results for the three months ended September 30, 2007, since the Bank was only open for business 20 days during the third quarter of 2007.  As such, a discussion of the comparison to prior financial results is not meaningful to an understanding of our current business and, therefore, has been omitted from this Report.

The following table presents, for the period indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 1

	3 Months Ended September 30, 2008
	Average Balance	Interest	Annualized Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$12,507,436	$190,454	6.06%
Investment securities, available-for-sale	31,031,230	404,781	5.19
Investment in Federal Reserve Bank stock	492,650	7,390	5.97
Investment in Federal Home Loan Bank stock	502,561	5,626	4.45
Federal funds sold	5,188,038	28,068	2.15
Interest-bearing deposits with banks	1,136,616	9,828	3.44
Other earning assets	16,515	26	0.63
Total interest-earning assets	50,875,046	$646,173	5.05%
Noninterest-earning assets	2,189,976
Total assets	$53,065,022

Liabilities and Stockholders’ Equity:
Savings and money market deposits	$10,295,399	$53,633	2.07%
Interest-bearing demand deposits	5,858,041	3,943	0.27
Time deposits	5,825,567	44,222	3.02
Federal funds purchased	4,886	28	2.28
Federal Home Loan Bank advances	10,000,000	93,990	3.74
Other borrowings	171,032	3,993	9.29
Total interest-bearing liabilities	32,154,925	$199,809	2.47%
Noninterest-bearing demand deposits	946,433
Noninterest-bearing liabilities	531,712
Stockholders’ equity	19,431,952
Total liabilities and stockholders’ equity	$53,065,022

Net interest income		$446,364

Net interest spread			2.58%

Net interest margin			3.49%

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

The Federal Reserve Board influences the general market rates of interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 7.75% when the Bank opened for business in September 2007.  Since then, it decreased 50 basis points in the fourth quarter of 2007 to end the year at 7.25%.  During the first nine months of 2008, the prime interest rate decreased another 200 basis points in the first quarter and 25 basis points in the second quarter to end the period at 5.00%.

The federal funds rate, which is the cost of immediately available overnight funds, has moved in a similar manner.  It was 4.75% on October 1, 2007 and decreased 50 basis points in the fourth quarter to end the year at 4.25%.  During the first nine months of 2008, the federal funds rate decreased 200 basis points in the first quarter and 25 basis points in the second quarter to end the period at 2.00%.  Subsequent to quarter-end, the Federal Reserve Board made another 100 basis point decrease to 1.00% as of November 1, 2008.  The prime interest rate decreased another 1.00% accordingly.

The Company’s balance sheet is currently asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company could experience compression in its net interest margin during periods of declining interest rates.

Net interest income was $446,000 in the third quarter of 2008. Our annualized net interest margin was 3.49% for the three months ended September 30, 2008.

Total interest income was $646,000 for the third quarter of 2008 consisting primarily of interest on investment securities of $405,000, interest and fees on loans of $190,000 and interest on federal funds sold of $28,000.  Average net loans were $12.5 million, and other average interest-earning assets were $38.4 million, consisting primarily of average available-for-sale securities of $31.0 million, average federal funds sold of $5.2 million and average certificates of deposits with banks of $1.1 million.

Total interest expense was $200,000 in the third quarter of 2008.  This consisted primarily of interest expense on Federal Home Loan Bank advances of $94,000, interest expense on savings and money market accounts of $54,000, and interest expense on certificates of deposit of $44,000.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

In the third quarter of 2008, our provision for loan losses was $46,000 relating to the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were no loans specifically reserved for under the SFAS 114 component of the loan loss reserve.  Furthermore, there were no charge-offs or non-performing loans during the third quarter of 2008.

Noninterest Income

The noninterest income for the quarter ended September 30, 2008 was $28,000, consisting primarily of deposit service charges and fees of $21,000.  Additionally, the Company earned $7,000 in sublease income for offices within the Bank’s main office building that are leased to third parties.

Noninterest Expense

Our total noninterest expense was $774,000 for the quarter ended September 30, 2008.  This consisted of salaries and benefits of $561,000 related to the 21 full-time equivalent employees as of September 30, 2008; professional fees of $22,000, for external audit, legal and consulting fees.  Occupancy expense was $113,000 for the third quarter 2008 primarily for lease expense for the Bank’s main office building and depreciation expense for the Bank’s furniture and equipment.  The Company recorded a credit to expense of $133,000 during the third quarter 2008 in conjunction with the re-occupancy of its previously abandoned corporate offices.  See additional discussion in Note 13.

Other general and administrative expenses totaled $211,000 for the quarter ended September 30, 2008 and consisted of marketing and promotional expenses of $75,000 as the Bank continued to raise community awareness of the Bank’s products and services.  Data processing fees were $62,000 and include the costs to operate the Bank’s primary banking software.  Regulatory and reporting fees were $20,000 primarily attributable to bank assessment fees paid to the Office of the Comptroller of the Currency, the Federal Reserve Bank, and the Federal Deposit Insurance Corporation as well as fees associated with filing reports with the Securities and Exchange Commission.

Other expenses of $54,000 included $8,000 for printing, stationery and supplies, $8,000 for telephone and communication lines, $7,000 for travel and entertainment, $5,000 for postage and shipping and $4,000 each for insurance, dues and memberships, and training and education.  An additional $14,000 related to other miscellaneous operating expenses.

Income Taxes

No federal or state tax expense has been recorded for the quarter ended September 30, 2008, based upon net operating losses.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2008 is $0.

Results of Operations for the Nine Months Ended September 30, 2008

The following discussion focuses on the Company’s financial condition and results of operations for the nine months ended September 30, 2008.  The Company’s principal operations for the nine months ended September 30, 2008 consisted of the operations of Solera National Bank, which opened for business September 10, 2007.  The following discussion is limited and does not include a discussion of the comparison to prior financial results for the nine months ended September 30, 2007, since the Bank was open for business only 20 days of the first nine months of 2007.  As such, a discussion of the comparison to prior financial results is not meaningful to an understanding of our current business and, therefore, has been omitted from this Report.

The following table presents, for the period indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 2

	9 Months Ended September 30, 2008
	Average Balance	Interest	Annualized Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$9,023,997	$419,056	6.20%
Investment securities, available-for-sale	25,089,454	957,593	5.10
Investment in Federal Reserve Bank stock	512,485	23,037	6.00
Investment in Federal Home Loan Bank stock	251,544	8,255	4.38
Federal funds sold	4,191,038	81,134	2.59
Interest-bearing deposits with banks	753,778	21,624	3.83
Other earning assets	16,664	1,687	13.52
Total interest-earning assets	39,838,960	$1,512,386	5.07%
Noninterest-earning assets	1,845,238
Total assets	$41,684,198

Liabilities and Stockholders’ Equity:
Savings and money market deposits	$7,341,905	$125,431	2.28%
Interest-bearing demand deposits	2,821,064	5,720	0.27
Time deposits	5,338,560	157,450	3.94
Federal funds purchased	6,387	109	2.30
Federal Home Loan Bank advances	5,012,774	136,336	3.63
Other borrowings	179,542	12,587	9.36
Total interest-bearing liabilities	20,700,232	$437,633	2.82%
Noninterest-bearing demand deposits	561,924
Noninterest-bearing liabilities	279,445
Stockholders’ equity	20,142,597
Total liabilities and stockholders’ equity	$41,684,198

Net interest income		$1,074,753

Net interest spread			2.25%

Net interest margin			3.60%

Net Interest Income and Net Interest Margin

Net interest income was $1.1 million for the nine months ended September 30, 2008. Our annualized net interest margin was 3.60% for the same period.

Total interest income was $1.5 million for the nine months ended September 30, 2008 consisting primarily of interest on investment securities of $958,000, interest and fees on loans of $419,000 and interest on federal funds sold of $81,000.  During this period, average net loans were $9.0 million and other average interest-earning assets were $30.8 million.

Total interest expense was $438,000 in the first nine months of 2008.  This consisted primarily of interest expense on Federal Home Loan Bank advances of $136,000, interest expense on savings and money market accounts of $125,000, and interest expense on certificates of deposit of $157,000.

Provision for Loan Losses

During the first nine months of 2008, our provision for loan losses was $133,000 relating to the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were no loans specifically reserved for under the SFAS 114 Component of the loan loss reserve.  Furthermore, there were no charge-offs or non-performing loans during this period.

Noninterest Income

The noninterest income for the nine months ended September 30, 2008 was $99,000, consisting primarily of gains on the sale of investment securities of $45,000.  Additionally, the Company earned $38,000 in deposit service charges and fees, and $16,000 in sublease income for an office within the Bank’s main office building that is leased to a third party.

Noninterest Expense

Our total noninterest expense was $2.5 million for the nine months ended September 30, 2008.  This consisted of salaries and benefits of $1.5 million, occupancy expenses of $344,000, primarily for rental expense for the Bank’s main office building and deprecation of furniture and equipment.  A credit of $132,000 was recorded for the reversal of the abandoned lease liability during the third quarter 2008.  (See additional discussion in Note 13).  Also included in noninterest expense is $167,000 of professional fees for external audit, legal and consulting fees.

Other general and administrative expenses totaled $568,000 for the nine months ended September 30, 2008 and consisted of marketing and promotional expenses of $201,000 as management focused on raising awareness in the community of the Bank’s products and services.  Data processing fees were $161,000 and include the costs to run the Bank’s main banking software.  Regulatory and reporting fees of $50,000 are attributable to bank assessment fees paid to the Office of the Comptroller of the Currency, the Federal Reserve Bank, and the Federal Deposit Insurance Corporation as well as fees associated with filing reports with the Securities and Exchange Commission. Printing, stationery and supplies were $41,000 and include the costs to print the Annual Report and Proxy statement.  The remainder of the expenses included telephone and communication expenses of $21,000, travel and entertainment expenses of $20,000, insurance expenses of $13,000, dues and memberships of $12,000, training and education of $10,000, postage and shipping of $9,000 and other miscellaneous office expenses of $30,000.

Financial Condition

Customer deposits, Federal Home Loan Bank advances, and proceeds from the initial public offering completed in 2007 were primarily invested in loans, investment securities and federal funds sold, resulting in total assets as of September 30, 2008 of $54.9 million.

As of September 30, 2008, stockholders’ equity was $19.5 million, as a result of the initial public offering, partially offset by the inception-to-date losses from start-up activities and current operations.

Short-Term Investments and Interest-Bearing Deposits in Other Financial Institutions

At September 30, 2008, Solera National Bank had $4.9 million in federal funds sold and $1.3 million in interest-bearing deposits with other financial institutions.  These interest-bearing deposits and short-term investments allow Solera National Bank to meet liquidity requirements and provide temporary holdings until the funds can be otherwise deployed or invested.

Federal Home Loan Bank and Federal Reserve Bank Stock

At September 30, 2008, the Bank had a total of $1.0 million invested in bank stocks carried at amortized cost consisting of $493,000 in Federal Reserve Bank stock and $508,000 in Federal Home Loan Bank stock.  These investments allow Solera National Bank to conduct business with these entities.  As of September 30, 2008, the Federal Reserve Bank stock is yielding an average of 6.0% and the Federal Home Loan Bank stock is yielding an average rate of 4.5%.

Investment Securities

Our investment portfolio serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At September 30, 2008, Solera National Bank’s securities consisted of available-for-sale securities of $31.9 million.  The following table provides additional detail on the Company’s investment securities as of September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield
Securities available-for-sale
U.S. government agencies	$5,650,362	4.97%	$3,508,333	5.09%
State and municipal	1,063,340	5.43	1,117,262	5.43
Mortgage-backed securities	25,155,440	5.23	9,235,186	5.34
Total securities available-for-sale	$31,869,142	5.19%	$13,860,781	5.29%

Loan Portfolio

Our primary focus is income from interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Real estate – commercial	$5,097,489	36%	$3,003,274	79%
Real estate – residential	3,981,454	28	190,557	5
Construction and land development	2,593,094	18	399,732	10
Commercial and industrial	2,255,662	16	188,684	5
Consumer	253,493	2	29,407	1
Gross loans	14,181,192	100%	3,811,654	100%
Less: Allowance for loan losses	(180,000)		(47,396)
Deferred loan fees and expenses, net	(35,152)		3,188
Loans, net	$13,966,040		$3,767,446

As of September 30, 2008, net loans were $14.0 million, a $10.2 million increase from $3.8 million at December 31, 2007.  Net loans as a percentage of total assets were 25% as of September 30, 2008, compared to 14% at December 31, 2007.

The real estate – commercial loan portfolio consists primarily of lines of credit or term loans to businesses that are secured by real estate.  At September 30, 2008, there were $5.1 million real estate commercial loans in the loan portfolio, an increase of 70%, or $2.1 million from $3.0 million at December 31, 2007.

The real estate – residential loan portfolio consists of residential second mortgage loans, home equity loans and lines of credit and home improvement loans.  At September 30, 2008, $4.0 million was outstanding for residential real estate loans, an increase of $3.8 million from $191,000 outstanding at December 31, 2007.

The construction and land development loan portfolio is comprised of construction loans for owner-occupied construction and development loans for property being constructed and sold to third parties.  At September 30, 2008, construction and land development loans totaled $2.6 million, an increase of $2.2 million from $400,000 at December 31, 2007.

The commercial and industrial loan portfolio consists of loans to businesses primarily for working capital lines of credit.  At September 30, 2008, commercial and industrial loans totaled $2.3 million, a $2.1 million increase from $189,000 at December 31, 2007.

The consumer and other loan portfolio consists of personal lines of credit, loans to acquire personal assets such as automobiles and boats and overdraft protection balances for our deposit customers.  As of September 30, 2008, there were $253,000 consumer and other loans in the loan portfolio, an increase of $224,000 from December 31, 2007.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Bank’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Bank’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  Also, since the Bank’s loan portfolio is in the initial stages, it contains only 60 funded loans, with the three largest loans comprising approximately 37% of the portfolio’s gross value.  However, management expects this concentration to diminish over time as the Bank’s loan portfolio continues to grow.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.5 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

Loan terms vary according to loan type. The following table shows the contractual maturity distribution of loans as of September 30, 2008:

	As of September 30, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate – commercial	$30,000	3,233,023	991,531	842,935	—	$5,097,489
Real estate – residential	—	416,226	—	46,712	3,518,516	3,981,454
Construction and land development	2,355,099	—	237,995	—	—	2,593,094
Commercial and industrial	1,310,241	238,565	456,355	250,501	—	2,255,662
Consumer	219,050	25,180	—	9,263	—	253,493
Gross loans	$3,914,390	3,912,994	1,685,881	1,149,411	3,518,516	$14,181,192

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of September 30, 2008, there were no nonperforming assets.

A potential problem loan is defined as a loan where information about possible credit problems of the borrower is known, causing management to have serious doubts as to the ability of the borrower to comply with the present loan payment terms and which may result in the inclusion of such loan in one of the nonperforming asset categories. An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “special mention” are those that contain a weakness that, if left unattended, could develop into a problem affecting the ultimate collectibility of the loan. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. Solera National Bank had no loans classified in these categories at September 30, 2008.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, information regarding the ability of the borrower to repay the loan, current economic conditions and other pertinent factors will be considered.  The allowance was $180,000, or 1.27% of outstanding principal as of September 30, 2008.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the nine months ended September 30, 2008, there were no charge-offs.

Off-Balance Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance sheet commitments is the routine extension of credit.  The total amounts of off-balance sheet financial instruments with credit risk were as follows:

	September 30, 2008	December 31, 2007
Commitments to extend credit	$5,327,607	$2,522,059
Letters of credit	—	9,000
Total commitments	$5,327,607	$2,531,059

Commitments to extend credit are for revolving lines of credit arrangements and unused commitments for commercial and real estate secured loans.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements.

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers and, therefore, the Company applies the same rigorous underwriting standards to letters of credit.

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

The Bank has also established an unsecured Federal Funds line-of-credit with Bankers Bank of the West, First Tennessee Bank N.A, the Independent Bankers Bank, and Wells Fargo.  Additionally, the Bank has access to a secured Federal Funds line with Bankers Bank of the West.  As of September 30, 2008, the Company had $0 outstanding on these lines.

Loan Commitments

At September 30, 2008, the Company had $5.3 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

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

As of September 30, 2008, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at September 30, 2008:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Problems
As of September 30, 2008	Amount	%	Amount	%	Amount	%
($ in thousands)
Total capital (to risk-weighted assets)	$15,676	66.2%	$1,894	>8.0%	$2,368	>10.0%
Tier 1 capital (to risk-weighted assets)	$15,496	65.4%	$947	>4.0%	$1,421	>6.0%
Tier 1 capital (to average assets)	$15,496	29.2%	$2,124	>4.0%	$2,655	>5.0%

Liquidity

The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

Solera National Bank’s liquidity is monitored by its staff, the Asset Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Solera National Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. Solera National Bank will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2008, the loan to deposit ratio was 57%.

Solera National Bank had cash and cash equivalents of $5.4 million, or 10% of total Bank assets, at September 30, 2008.  Management feels Solera National Bank should have adequate liquidity to meet anticipated future funding needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*

31.2	Certification of the Principal Accounting and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

* Filed herewith.

SOLERA NATIONAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: November 12, 2008	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
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