Form 10-K
period 2008-12-31
Solera National Bancorp, Inc.
filed 2009-03-26
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53181

SOLERA NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	02-0774841 (I.R.S. Employer Identification No.)
319 South Sheridan Boulevard Lakewood, CO 80226 (Address of principal executive offices, including zip code)
(303) 209-8600 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value
$.01 per share

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of June 30, 2008 was $18,305,223.

         The number of shares of common stock, par value $0.01 share, of the Registrant outstanding as of March 25, 2009, was 2,553,671.

         DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company's definitive proxy statement for the 2009 Annual Meeting of Stockholders, expected to be held in May 2009, are incorporated by reference into Part III of this Form 10-K.

SOLERA NATIONAL BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I

Introductory Note. Cautionary Statement Regarding Forward-Looking Information and Risk Factors

        This Report on Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 about Solera National Bancorp, Inc. (the "Company") and its subsidiary, Solera National Bank (the "Bank," collectively with the Company, sometimes referred to as "we", "us" and "our") that are subject to risks and uncertainties. Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives. Statements preceded by, followed by or that otherwise include the words "anticipates," "believes," "estimates," "expects," "intends," "plans," "may increase," "may fluctuate" and similar expressions of future or conditional verbs such as "will," "should," "would," and "could" are generally forward-looking in nature and not historical facts. Actual results may differ materially from those projected, implied, anticipated or expected in the forward- looking statements. Readers of this Annual Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Report. The statements are representative only as of the date they are made, and Solera National Bancorp, Inc. undertakes no obligation to update any forward-looking statement.

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

  •
  the liquidity of the Company's common stock will be affected by its limited trading market;

  •
  monetary policy and other economic factors could adversely affect the Company's profitability;

  •
  the Company's certificate of incorporation and bylaws, and the employment agreements of its Executive Officers, contain provisions that could make a takeover more difficult;

  •
  management of Solera National Bank may be unable to limit credit risk associated with Solera National Bank's loan portfolio, which would affect the Company's profitability;

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

  •
  management's ability to manage these and other risks; and

  •
  other factors including those disclosed under "Risk Factors" in Item 1A of this Annual Report on Form 10-K.

        Any forward-looking statement made in this Annual Report on Form 10-K or elsewhere speaks only as of the date on which it is made. New risks and uncertainties arise from time to time, and it is impossible for management to predict these events or how they may affect the Company. The Company has no duty to, and does not intend to, update or revise the forward-looking statements in this Annual Report on Form 10-K after the date of this filing, except as may be required by law. In light of these risks and uncertainties, any forward-looking statement made in this Annual Report on Form 10-K or elsewhere might not occur.

Item 1.    Business

Overview

        Solera National Bancorp, Inc.—The Company, headquartered in Lakewood, Colorado, was organized as a Delaware corporation in 2006 to serve as a bank holding company for the Bank. The Company received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank on July 27, 2007. The Company raised a total of $25.5 million in its initial public offering and used $20.0 million of the proceeds to purchase shares of the Bank's common stock.

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

        At this time, the Company engages in no material business operations other than owning and managing the Bank. At December 31, 2008, the Company had 20 full-time equivalent employees at the Bank.

        Solera National Bank—On September 10, 2007, the Bank began banking operations as a federally-chartered national bank, having received all necessary regulatory approvals. The Federal Deposit Insurance Corporation, ("FDIC"), insures the Bank's deposit accounts up to the maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, ("OCC"), and the FDIC. The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank.

        Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado with 20 full-time equivalent employees dedicated to serving the Denver metropolitan area. The Bank offers a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals and provides a unique and personalized banking experience. While the Bank seeks to serve the entire community, the Bank has a core specialization serving the local Hispanic population due to the significant growth in this demographic. The Bank's website is www.solerabank.com. The Company makes available, free of charge, through this website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such documents are electronically filed with, or furnished to, the Securities and Exchange Commission. The information on this website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filing with the Securities and Exchange Commission.

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

Market Opportunities

        Primary Service Area.    Solera National Bank's primary service area is the Denver metropolitan area. The Bank's main office is located at 319 South Sheridan Boulevard in Lakewood, Colorado. According to information prepared by the Environmental Systems Research Institute, within a three mile radius of the Bank's main office, there are approximately 5,200 businesses, 52,000 employees and 165,000 residents. The main office is targeting these small to mid-sized businesses, as well as local residents. This location offers the ability to target both the entire community, which is the Bank's primary focus, as well as the Hispanic demographic, in which the Bank has a core specialization, given the high predominance of Hispanic households in the area (51.8% within three miles of the Bank's main office). Solera National Bank draws most of its customer deposits and conducts most of its lending transactions from and within its primary service areas.

        Local Economy.    Colorado's economy continues to weaken as the near-term outlook for global demand and business activity remains poor. Even so, strong long-term prospects for many of the state's key industries, a talented workforce, and a reputation for innovation will support a solid recovery for the regional economy, according to data compiled by the Metro Denver Economic Development Corporation in its Monthly Economic Summary for January 2009. Colorado gained momentum as the fifth-fastest growing state in the nation and a top region for business growth. The region's reputation won recent attention in a MarketWatch ranking of the best locations for businesses placing Metro Denver third among the nation's 50 largest metro areas. Criteria for the ranking included population growth, job growth and unemployment, and the number of companies listed among the Fortune 1000, S&P 500, and Russell 2000. Minneapolis-St. Paul and Boston claimed the first- and second-place ranks, respectively.

        Since the Bank has a concentration of loans that are secured by real estate primarily located in the Metro Denver area, management monitors economic indicators regarding the strength of the Colorado real estate market. Data from CoStar Realty Information, Inc (CoStar) suggests that Metro Denver's office market weakened throughout 2008. The region's direct vacancy rate increased slightly each quarter and ended the year at 12.8%, or one percentage point higher than the 11.8% vacancy rate from the fourth quarter of 2007. Slower market activity essentially reversed gains in lease rates that occurred in the second and third quarters of 2008, and average rates ended the year at $21.15 per square foot. Despite its changing fundamentals, 2008 still proved to be a year of steady office market construction activity.

        While Metro Denver's industrial market maintained momentum through much of 2008, the market finally weakened in the fourth quarter. According to CoStar, the direct vacancy rate rose to 6.9% from 6.5% in the third quarter while average lease rates remained essentially steady at $5.13 per square foot.

        Data from CoStar shows direct vacancy rates in Metro Denver's retail market rising throughout 2008. The rate registered 8.2% as 2008 ended, nearly one percentage point higher than the 7.3% rate from the fourth quarter of 2007. Average lease rates also declined through the second half of 2008, although the fourth quarter average of $17.60 per square foot remained above the $17.01 average from the fourth quarter of 2007.

        Colorado's unemployment rate reached 5.8% at year-end 2008 rising to 6.2% in February, 2009. The Colorado Office of Government and Public Relations released a report on January 27, 2009 indicating that total unemployment reached 167,000 at year-end 2008, a sharp increase from 109,000 individuals the prior year. The hiring outlook of Metro Denver employers declined during the fourth quarter of 2008 from 32% of employers expecting to hire during the fourth quarter of 2008 to only 15% of employers expecting to hire during the first quarter of 2009. Metro Denver employers' hiring plans were largely similar to nationwide averages as only 16% of respondents nationwide planned to add staff during the first quarter of 2009.

        Competition.    Solera National Bank faces substantial competition in both lending and deposit originations with other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, government agencies and certain other non-financial institutions, including retail stores, that may offer more favorable financing alternatives than the Bank. The Bank generally competes based on customer service, the rates of interest charged on loans and the rates of interest paid for deposits.

        According to information disclosed on the FDIC's website (www.fdic.gov), as of June 30, 2008, most of the deposits held in traditional banking institutions in the Bank's primary banking market are attributable to super-regional banks (serving several states) and branch offices of out-of-state banks. The Company believes that banks headquartered outside of its primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers. Through its local ownership and management, the Company believes Solera National Bank is positioned to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs. The Company believes that the Bank competes effectively with larger and more established banks through an active business development program and by offering local access, competitive products and services, and more responsive customer service.

Business Strategy

        Management Philosophy.    Solera National Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in its community. Its primary focus is on local businesses, professionals and individuals to whom quality banking service is a critical, but lacking, element in their current banking relationships. Management believes that this philosophy, encompassing the service aspects of community banking, is distinguishing the Bank from its competitors and represents an opportunity to continue to grow market share. Accordingly, the Bank is implementing the following operating and growth strategies.

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

  •
  Well situated site.  The main office, located at 319 South Sheridan Boulevard in Lakewood, Colorado, occupies a highly visible location at a major traffic intersection. This site gives the Bank an extremely visible presence in a market that is dominated by branch offices of banks headquartered out of the area.

  •
  Individual customer focus.  The Bank is able to respond to credit requests more quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer. The Bank's products and services are supported by effective technical and non-technical service delivery systems. Clients enjoy the convenience of on-site visits by the Bank's business relationship managers and business consultation services.

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

  •
  Marketing and advertising.  The most significant marketing of the Bank are the calls on contacts provided by the officers, directors, organizers, and stockholders of Solera National Bancorp, Inc. In addition, the Bank utilizes an experienced local marketing firm, to provide direction and guidance to the Bank.

        Growth Strategies.    Because management believes that the growth and expansion of the Bank's operations will be significant factors in its success, Solera National Bank has begun to implement the following growth strategies:

  •
  Capitalize on community orientation.  Management is capitalizing on the Bank's position as an independent, community bank to attract individuals, professionals and local business customers that may be underserved by larger banking institutions in its market area. As discussed previously, this includes tailoring services to the needs of the local community, particularly the Hispanic population.

  •
  Emphasize local decision-making.  The Bank is able to differentiate itself from the major regional banks operating in the Bank's market area by offering local decision-making by experienced bankers. This helps the Bank attract local businesses and service-minded customers.

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

  •
  Small business lending.  The Bank provides services and capabilities for small- to medium-sized businesses utilizing long term financing for business acquisition, debt refinancing, working capital, real estate and equipment. The Bank has hired loan officers with extensive knowledge of small-business lending enabling the Bank to customize loan programs to provide adequate funding for the needs of these potential customers.

Lending Services

        Lending Policy.    The Bank offers a full range of lending products, including commercial loans to small- to medium-sized businesses, professionals, and consumer loans to individuals. The Bank understands that it is competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits. As a result, Solera National Bank has had to offer more flexible pricing and terms to attract borrowers. A quick response to credit requests has provided the Bank a competitive advantage.

        The Bank's loan approval policy provides for various levels of lending authority. When the amount of total loans to a single borrower exceeds the Bank's president's lending authority, the Bank's loan committee determines whether to approve the loan request. The Bank will not make any loans to any of its directors or executive officers unless the board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

        Lending Limits.    The Bank's lending activities are subject to a variety of lending limits. Differing limits apply based on the type of loan or the nature of the borrower, including the borrower's relationship to the Bank. In general, however, the Bank may loan to any one borrower a maximum amount equal to either:

  •
  15% of the Bank's capital and surplus; or

  •
  25% of the Bank's capital and surplus and allowance for loan losses if the amount that exceeds 15% is secured by readily marketable collateral, as determined by reliable and continuously available price quotations.

        These lending limits will increase or decrease as the Bank's capital increases or decreases as a result of its earnings or losses, among other reasons.

        Credit Risks.    The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower. Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment. General economic factors affecting a borrower's ability to repay include inflation and employment rates, as well as other factors affecting a borrower's customers, suppliers and employees. The well-established financial institutions in the Bank's primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than the Bank will make. Some of the Bank's commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

        Real Estate Loans.    Solera National Bank makes commercial real estate loans, construction and development loans and residential real estate loans. The following is a description of each of the major categories of real estate loans that the Bank expects to make and the anticipated risks associated with each class of loan.

  •
  Commercial real estate loans.  Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis. Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 60 months. Solera National Bank will generally charge an origination fee for its services. The Bank generally will require personal guarantees from the principal owners of the property supported by a review by Bank management of the principal owners' personal financial statements. Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrower's management. The Bank will limit its risk by analyzing borrowers' cash flow and collateral value on an ongoing basis.

  •
  Construction and development loans.  Solera National Bank generally makes owner-occupied construction loans with a pre-approved take-out loan and will consider non-owner occupied construction loans on a case-by-case basis. The Bank will also consider construction and development loans on a pre-sold basis. If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis. If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis. Construction and development loans are generally made with a term of twelve to eighteen months and interest is paid monthly. The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards. Speculative loans will be based on the borrower's financial strength and cash flow position. Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector.

    Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

  •
  Residential real estate loans.  The Bank makes or plans to make residential real estate loans consisting of residential second mortgage loans, home equity loans and lines of credit, home improvement loans and traditional mortgage lending for one-to-four family residences that conform to Fannie Mae and Freddie Mac guidelines. The amortization of second mortgages generally does not exceed 15 years and the rates are generally not fixed for over 60 months. The Bank expects that any long-term fixed rate mortgages will be underwritten for resale to the secondary market. It will offer primarily adjustable rate mortgages. The majority of fixed rate loans will be sold in the secondary mortgage market. All loans will be made in accordance with the Bank's appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance. The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

        Commercial Loans.    Solera National Bank targets retail establishments and small- to medium-sized commercial and industrial businesses. The terms of these loans vary by purpose and by type of underlying collateral, if any. The commercial loans are primarily underwritten on the basis of the borrower's ability to service the loan from cash flow. The Bank typically makes equipment loans for a term of seven years or less at fixed or variable rates, with the loan fully amortized over the term. Loans to support working capital typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business. For loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will be amortized during the term of the loan with remaining principal due at maturity. The quality of the commercial borrower's management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower's creditworthiness. The Bank also makes Small Business Administration (SBA) loans.

        Consumer Loans.    Solera National Bank offers a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans. The loan officer reviews the borrower's past credit history, past income level, debt history and cash flow to determine the impact of all these factors on the ability of the borrower to make future payments as agreed. The principal competitors for consumer loans are the established banks and finance companies in the Bank's market.

        Composition of portfolio—The following table sets forth the composition of the Bank's loan portfolio.

($ in thousands)	December 31, 2008	December 31, 2007
Real estate—commercial	$7,479	$3,003
Construction and land development	3,849	400
Real estate—residential	5,043	191
Commercial and industrial	4,084	189
Consumer	958	29

GROSS LOANS	21,413	3,812
Net deferred loan (fees)/expenses	(57)	3
Allowance for loan losses	(268)	(47)

LOANS, NET	$21,088	$3,768

        Average loan size of portfolio—The following table sets forth the number of loans, and the average size of each loan, within each class of the loan portfolio.

	December 31, 2008		December 31, 2007
($ in thousands)	# of Loans	Average Loan Size	# of Loans	Average Loan Size
Real estate—commercial	11	$680	3	$1,001
Construction and land development	5	770	1	400
Real estate—residential	14	360	3	64
Commercial and industrial	20	204	3	63
Consumer	47	20	2	15

GROSS LOANS	97	$221	12	$318

        Repricing of portfolio—The following table summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans.

	December 31, 2008			December 31, 2007
	Principal Balance			Principal Balance
		Adjustable Rate(1)			Adjustable Rate
($ in thousands)	Fixed Rate		Total	Fixed Rate		Total
Interval
< 3 months	$11	$12,522	$12,533	$—	$1,651	$1,651
> 3 to 12 months	49	—	49	9	—	9
> 1 to 3 years	3,026	—	3,026	30	—	30
> 3 to 5 years	4,282	—	4,282	2,074	—	2,074
> 5 to 15 years	1,523	—	1,523	48	—	48

Gross Loans Receivable	$8,891	$12,522	$21,413	$2,161	$1,651	$3,812

(1)
Of the $12.5 million adjustable rate loans, $6.9 million mature after December 31, 2009.

        Contractual maturity of portfolio—The following table sets forth information at December 31, 2008 and 2007, regarding the dollar amount of loans maturing in the Bank's portfolio based on the contractual terms to maturity. The table does not give effect to potential prepayments. Loans that have no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2008
($ in thousands)	<1 Year	1 - 5 years	5 - 15 years	Over 15 years	Total loans
Real estate—commercial	$30	$6,174	$1,275	$—	$7,479
Construction and land development	3,104	745	—	—	3,849
Real estate—residential	1	416	—	4,626	5,043
Commercial and industrial	2,267	1,569	248	—	4,084
Consumer	242	716	—	—	958

Gross Loans Receivable	$5,644	$9,620	$1,523	$4,626	$21,413

	December 31, 2007
($ in thousands)	<1 Year	1 - 5 years	5 - 15 years	Over 15 years	Total loans
Real estate—commercial	$—	$3,003	$—	$—	$3,003
Construction and land development	400	—	—	—	400
Real estate—residential	—	—	48	143	191
Commercial and industrial	179	10	—	—	189
Consumer	9	20	—	—	29

Gross Loans Receivable	$588	$3,033	$48	$143	$3,812

Asset Quality

        General—Management, along with the Bank's directors' credit committee, consisting of the Bank's President and Chief Executive Officer and three independent board members, monitors the credit quality of the Bank's assets, reviews classified and other identified loans and determines the proper level of allowances to allocate against the Bank's loan portfolio, in each case subject to guidelines approved by the Bank's board of directors.

        Loan delinquencies—If a borrower fails to make a required payment on a loan, the Bank will attempt to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifteenth day after a payment is due, at which time a late payment fee is assessed. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 15 days, the loan and payment history are reviewed and efforts are made to collect the loan. While the Bank generally prefers to work with borrowers to resolve such problems, if a payment becomes 45 days delinquent, the Bank may institute foreclosure or other proceedings, as necessary, to minimize any potential loss. As of December 31, 2008, there were no delinquent loan payments.

        Non-performing assets—At December 31, 2008, the Bank had no non-performing assets. Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof. Non-performing loans are defined as non-accrual loans and loans 90 days or more past due but still accruing interest, to the extent applicable. A loan is impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings ("TDRs") are defined as loans which the Bank has agreed to modify by accepting below market terms either by granting interest rate concessions or by deferring principal and/or interest payments. Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income. As a matter of policy, the Bank does not accrue interest on loans past due 90 days or more. There were no loans placed on non-accrual during 2008.

        Classified assets—Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more well-defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weakness of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible, and of such little value that continuance as an asset of the institution is not warranted. Assets classified as substandard or doubtful result in the Bank establishing higher levels of general allowances for loan losses. If an asset or portion thereof is classified loss, the Bank must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified as loss, or charge off such an amount. At December 31, 2008 and 2007, the Bank had no classified assets.

        Allowance for loan losses—The Bank maintains an allowance for estimated loan losses based on a number of quantitative and qualitative factors. Factors used to assess the adequacy of the allowance for loan losses are established based upon management's assessment of the credit risk in the portfolio, historical loan loss experience, general economic conditions and the Bank's loan underwriting policies as well as management's judgment and experience. Provisions for loan losses may be provided both on a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula that incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the aforementioned factors.

        The following table sets forth the activity for 2008 and 2007 in the Bank's allowance for loan losses account.

($ in thousands)	2008	2007
Balance at beginning of year	$47	$—
Provision charged to expense	221	47
Loans charged off	—	—
Recoveries on loans previously charged off	—	—

Balance at end of year	$268	$47

        In order to comply with certain reporting requirements, management has prepared the following allocation of the Banks' allowance for loan losses among various categories of the loan portfolio as of December 31, 2008 and 2007. In management's opinion, such allocation has, at best, a limited utility. It is based on management's assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends. By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance for loan losses has been precisely determined from such allocation. A significant portion of the general valuation allowance has not been allocated to each of the five categories specified in the tables below, but rather represents loans in all categories. It is represented by the term "Unallocated" in the tables below, and includes amounts representing risks associated with the decline in current economic conditions as well as factors associated with being a de novo bank.

	December 31, 2008
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category
Real estate—commercial	$68	34.9%	25.4%	0.91%
Construction and land development	34	18.0	12.7	0.88
Real estate—residential	23	23.5	8.6	0.46
Commercial and industrial	31	19.1	11.5	0.76
Consumer	8	4.5	3.0	0.83
Unallocated	104	—	38.8	—

Total Allowance for Loan Losses	$268	100.0%	100.0%	1.25%

	December 31, 2007
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category
Real estate—commercial	$28	78.8%	60.0%	0.95%
Construction and land development	4	10.5	8.0	0.95
Real estate—residential	2	5.0	3.5	0.87
Commercial and industrial	1	5.0	3.0	0.75
Consumer	—	0.7	0.5	0.81
Unallocated	12	—	25.0	—

Total Allowance for Loan Losses	$47	100.0%	100.0%	1.24%

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

        The Bank's external asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The overall adequacy of the allowance for loan losses is reviewed by the directors' credit committee and submitted to the board of directors for approval, on a quarterly basis. The committee's responsibilities consist of risk management, as well as problem loan management, which include ensuring proper risk grading of all loans and analysis of specific valuation allowances for all classified loans. The current monitoring process includes a process of segmenting the loan portfolio into pools of loans that share similar credit characteristics. The loan portfolio is currently segmented into several different risk grades. These specific pools of loans are analyzed for purposes of calculating the general valuation allowance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5.

        The general valuation allowance is derived by analyzing the historical loss experience and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment. A grading system with several classification categories is used, including assets classified as "pass", which is divided into three risk grade levels, based upon credit risk characteristics. Each loan asset is categorized by risk grade allowing for a more consistent review of similar loan assets. A loss factor is applied to each risk graded loan segment.

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

        At December 31, 2008, the Bank had no classified credits, and insufficient data for historical trends. In the future, as loans move into the classified categories, they will be reviewed individually for purposes of determining specific valuation allowances and impairment as defined in SFAS No. 114. Thereafter, classified assets are reviewed on a regular basis (at least every 90 days). This evaluation of individual loans is documented in the internal asset review report relating to the specific loan. An impairment analysis is completed with each internal asset review report, typically on a quarterly basis, for all classified loans secured by real estate. Any deficiencies outlined by the impairment analysis are accounted for in the specific valuation allowance for the loan. A loan is determined to be impaired if management determines the recovery of the Bank's gross investment is not probable. A specific valuation allowance is applied if the amount of loss can be reasonably determined. To determine impairment under SFAS No. 114, management assesses the current operating statement requested from the borrower (although they may not always be received from the borrower), the property's current and past performance, the borrower's ability (defined as capacity, willingness and rationale) to repay and the overall condition and estimated value of the collateral. If a loan is deemed impaired, a specific valuation allowance is applied equal to the amount of the Bank's total investment in the carrying value of the loan that exceeds the fair value of the loan. The fair value of impaired loans is measured based on present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

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

        At the date of purchase, the Bank classifies debt and equity securities into one of two categories: held-to-maturity, or available-for-sale. Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost. Since its inception, the Bank has not had any held-to-maturity investments. Investments to be held for an indefinite amount of time, but not necessarily to maturity, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss), net of applicable income taxes. Since the initial classification of its investment securities, the Bank has not transferred any investment securities between categories.

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

        The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at December 31, 2008 and 2007. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Additionally, accelerated principal payments are commonly received on mortgage-backed securities making it common for them to mature prior to their contractual maturity date.

	At December 31, 2008
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$3,745	5.31%	$2,001	5.53%
Corporate	1,504	5.99	—	—	—	—	—	—
State and municipal	—	—	499	5.90	1,622	5.56	808	5.39
Mortgage-backed securities	—	—	—	—	793	4.13	30,585	5.23

Total securities available-for-sale	$1,504	5.99%	$499	5.90%	$6,160	5.22%	$33,394	5.25%

	At December 31, 2007
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$248	4.50%	$758	4.64%	$2,503	5.29%	$—	—%
State and municipal	—	—	—	—	—	—	1,117	5.37
Mortgage-backed securities	—	—	—	—	—	—	9,235	5.35

Total securities available-for-sale	$248	4.50%	$758	4.64%	$2,503	5.29%	$10,352	5.35%

        The table below sets forth the amounts and distribution of the investment securities and the weighted average yields at December 31, 2008 and 2007.

	Amortized Cost		Estimated Fair Value		Weighted Average Yield
	2008	2007	2008	2007	2008	2007
Securities available-for-sale
U.S. government agencies	$5,700,100	$3,506,410	$5,745,735	$3,508,333	5.38%	5.09%
Corporate	1,516,323	—	1,503,562	—	5.99	—
State and municipal	3,043,274	1,117,262	2,929,837	1,117,262	5.59	5.43
Mortgage-backed securities	31,149,728	9,234,697	31,378,327	9,235,186	5.20	5.34

Total securities available-for-sale	$41,409,425	$13,858,369	$41,557,461	$13,860,781	5.28%	5.29%

        At December 31, 2008 and 2007, we held $1.1 million and $525,000, respectively, of other equity securities consisting of Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks with no maturity date, which are not reflected in the above schedules.

Deposit Services

        The Bank offers a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional and innovative marketing methods to attract new clients and deposits, including various forms of advertising and significant involvement in the local communities. The majority of depositors are residents of, and businesses and their employees located in, the Bank's primary service areas and the state of Colorado. The Bank attracts these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. The Bank does not operate a money desk or otherwise solicit brokered deposits.

        The following table sets forth the composition of the Bank's deposits by type at December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
($ in thousands)	Amount	% of Total	Amount	% of Total
Non-interest bearing demand	$3,910	10%	$147	3%
Interest bearing demand	2,604	7	315	6
Money market accounts	6,488	17	1,272	26
Savings accounts	385	1	13	—
Time deposits	24,275	65	3,252	65

Total	$37,662	100%	$4,999	100%

        The following table presents average deposits by type during 2008 and 2007 and the related average interest rate paid by deposit type for the years ended December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
($ in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$1,053	—%	$102	—%
Interest bearing demand	3,139	0.34	204	0.26
Money market accounts	7,960	2.05	632	3.85
Savings accounts	104	1.58	6	0.98
Time deposits	7,121	3.62	1,071	5.17

Total	$19,377	2.24%	$2,015	3.99%

        The following table sets forth the amount and maturities of the time deposits at December 31, 2008.

($ in thousands)	Time Deposits greater than $100,000	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$4,450	$1,020	$5,470
Due in over three months through six months	1,658	431	2,089
Due in over six months through twelve months	6,999	3,772	10,771
Due in over twelve months	4,646	1,299	5,945

Total	$17,753	$6,522	$24,275

        The following table sets forth the amount and maturities of the time deposits at December 31, 2007.

($ in thousands)	Time Deposits greater than $100,000	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$—	$8	$8
Due in over three months through six months	2,900	334	3,234
Due in over six months through twelve months	—	10	10
Due in over twelve months	—	—	—

Total	$2,900	$352	$3,252

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

  Solera National Bancorp, Inc.

        General.    As a result of the acquisition of all of the capital stock of Solera National Bank, the Company is a bank holding company registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

        Change in Bank Control.    Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. With respect to Solera National Bancorp, Inc., control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

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

        The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, expanded the Federal Reserve's authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

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

        Deposit Insurance Assessments.    Banks must pay assessments to the FDIC for federal deposit insurance protection. The FDIC has adopted a risk-based assessment system as required by the Federal Deposit Insurance Corporation Improvement Act, or FDICIA. Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk. An institution's risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators. In addition, the FDIC can impose special assessments in certain instances. Currently, Solera National Bank is in the best risk category and pays deposit assessments ranging from 12 to 14 cents per $100 of assessable deposits. On February 27, 2009, the FDIC adopted a final rule that changes the way its assessment system differentiates risk and changes assessment rates beginning April 1, 2009. For banks in the best risk category, the initial base rates will range from 12 to 16 cents per $100 of assessable deposits on an annual basis effective April 1, 2009. The FDIC also adopted an interim rule imposing an emergency special assessment of 20 cents per $100 of assessable deposits on all insured institutions on June 30, 2009, which will be collected on September 30, 2009. It is estimated the Company will incur approximately $100,000 during 2009 for this special assessment, if there are no changes to the current proposal. The interim rule also permits the FDIC to impose an emergency special assessment after June 30, 2009, of up to 10 cents per $100 of assessable deposits if necessary to maintain public confidence in federal deposit insurance. The interim rule is subject to a 30-day comment period. The FDIC may take further actions in the future that result in higher assessment rates that could have a material adverse effect on earnings. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank's deposit insurance assessments may increase or decrease depending on the risk assessment classification to which the Bank is assigned by the FDIC. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

        Expanded Financial Activities.    The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 expands the types of activities in which a holding company or national bank may engage. Subject to various limitations, the act generally permits holding companies to elect to become financial holding companies and, along with national banks, conduct certain expanded financial activities related to insurance and securities, including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency activities; merchant banking activities; and activities that the Board of Governors of the Federal Reserve has determined to be closely related to banking. Banks with financial subsidiaries must establish certain firewalls and safety and soundness controls, and must deduct their equity investment in such subsidiaries from their equity capital calculations. Expanded financial activities of financial holding companies and banks will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators.

        Community Reinvestment Act.    The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Because the Bank's aggregate assets are currently less than $250 million, under the Gramm-Leach-Bliley Act, it is subject to a Community Reinvestment Act examination only once every 60 months if the Bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if its rating is less than satisfactory. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

        Other Regulations.    Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

  •
  the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

  •
  the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

  •
  the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

  •
  the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

  •
  the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

  •
  the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

        The deposit operations of Solera National Bank are subject to:

  •
  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

  •
  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

        In addition, under the FDICIA, Solera National Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is "undercapitalized." The OCC may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be "adequately capitalized" for regulatory purposes. Moreover, if, in the opinion of the OCC, Solera National Bank is engaged in an unsound practice (which could include the payment of dividends), the OCC may require, generally after notice and hearing, that Solera National Bank cease such practice. The OCC has indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe banking practice. Moreover, the OCC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

        Check Clearing for the 21st Century Act.    The Check Clearing for the 21st Century Act, also known as Check 21, gives "substitute checks," such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

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

        The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and their holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letter of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, preferred stock (other than that which is included in Tier 1 Capital), and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

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

        Bank holding companies with assets under $500 million are exempt from the capital adequacy guidelines if they meet certain qualitative requirements. However, a bank holding company does not qualify for the exemption if it, or its nonbanking subsidiary, as applicable, (i) is engaged in significant nonbanking activities, (ii) conducts significant off-balance-sheet activities, or (iii) has a material amount of registered debt or equity securities (other than trust preferred securities). Certain transition rules apply to trust preferred securities, but these transition rules do not apply to Solera National Bancorp because the Company did not issue trust preferred securities before September 28, 2005. To continue to qualify for the exemption from the capital adequacy guidelines, small bank holding companies (i) must be well-capitalized, (ii) are subject to debt retirement requirements, and (iii) are subject to certain debt-to-equity ratios, generally including a restriction on paying dividends if the bank holding company's debt to equity ratio is not 1.0:1 or less.

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

        Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

  •
  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction; and

  •
  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions.

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

        Under the authority of the Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing among financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under these rules, a financial institution is required to:

  •
  expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network, or FinCEN;

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

        Emergency Economic Stabilization Act.    In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act, ("EESA"), was signed into law on October 3, 2008, and established the Troubled Asset Relief Program, ("TARP"). As part of TARP, the U.S. Treasury established the Capital Purchase Program, ("CPP"), to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Due to its strong capital position, the Company was approved for participation in CPP but declined to participate. In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

        American Recovery and Reinvestment Act of 2009.    On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, ("ARRA"), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury. These limits remain in effect until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury's consultation with the recipient's appropriate regulatory agency.

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

        All of the above laws and regulations add to the cost of operating the Company and the Bank. The Company would also note that there has been an expansion in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company and the Bank. These institutions, because they are not so highly regulated, may have a competitive advantage over the Company and the Bank and may continue to draw funds away from traditional banking institutions.

Item 1A.    Risk Factors

        The reader should carefully consider the following risk factors and all other information contained in this report in connection with his, her or its ownership of or investment in the Company's securities. These risks and uncertainties are not the only ones faced by the Company or the Bank. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial also may impair the business of the Company or the Bank. If any of the events described in the following risk factors occur, the Company's and the Bank's business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company's stock could decline due to any of the events described in these risks.

The company's business may be adversely affected by conditions in the financial markets and economic conditions generally.

        Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are facing serious difficulties due to the lack of consumer spending and the lack of liquidity in the credit markets. Unemployment has increased significantly.

        Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leverage bank loans and to nearly all asset classes, including equities. The global markets have been characterized by substantially increased volatility and short-selling and an overall loss of investor confidence, initially in financial institutions, but more recently in companies in a number of other industries and in the broader markets.

        Market conditions have also led to the failure or merger of a number of prominent financial institutions. Financial institution failures or near-failures have resulted in further losses as a consequence of defaults on securities issued by them and defaults under contracts entered into with such entities as counterparties. Furthermore, declining asset values, defaults on mortgages and consumer loans, and the lack of market and investor confidence, as well as other factors, have all combined to increase credit default swap spreads, to cause rating agencies to lower credit ratings, and to otherwise increase the cost and decrease the availability of liquidity, despite very significant declines in Federal Reserve borrowing rates and other government actions. Some banks and other lenders have suffered significant losses and have become reluctant to lend, even on a secured basis, due to the increased risk of default and the impact of declining asset values on the value of collateral. The foregoing has significantly weakened the strength and liquidity of some financial institutions worldwide. In 2008, the U.S. government, the Federal Reserve and other regulators took numerous steps to increase liquidity and to restore investor confidence, including investing approximately $200 billion in the equity of other banking organizations, but asset values have continued to decline and access to liquidity continues to be very limited.

        The Company's financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and the value of collateral securing those loans, is highly dependent upon the business environment in the markets where the Company operates, in the State of Colorado, and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

        Overall, during 2008, the business environment has been adverse for many households and businesses in the United States and worldwide. The business environments in Colorado, and the markets in which the Bank operates have been less adverse than in the United States generally but continue to deteriorate. It is expected that the business environment in the State of Colorado, the United States and worldwide will continue to deteriorate for the foreseeable future. There can be no assurance that these conditions will improve in the near term. Such conditions could adversely affect the credit quality of the Bank's loans, results of operations and financial condition.

Recent legislative and regulatory initiatives to address difficult market and economic conditions may not stabilize the U.S. banking system and may significantly affect the Company's financial condition, results of operation, liquidity or stock price.

        In 2008 and continuing into 2009, the U.S. government and various regulatory agencies, including the Federal Reserve Board, FDIC and SEC, have undertaken numerous initiatives intended to stabilize the U.S. banking system and address the liquidity and credit crisis that has followed the sub-prime mortgage market crisis that began in 2007.

        Specifically, the EESA created the Troubled Assets Relief Program intended to encourage financial institutions to increase their lending to customers and each other, as well as increased federal deposit insurance coverage limits through the end of 2009. The ARRA includes a wide array of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. Other initiatives have included homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the Federal Funds rate; emergency action against short selling practices; a temporary guarantee program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector.

        The legislative and regulatory initiatives described above may not have their desired effects, as asset values have continued to decline and access to liquidity continues to be limited. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company and the Bank's business, financial condition and results of operations could be materially and adversely affected.

We have a limited operating history upon which to base an estimate of our future financial performance.

        The Company commenced active operations when the Bank opened for business on September 10, 2007. The Company's growth is primarily dependent upon the operations of the Bank. Consequently, the Company has minimal historical operating or financial information from which to base an estimate of its future financial performance.

We expect to incur losses during our initial years of operations.

        The Company incurred substantial start-up expenses associated with its organization and public offering and expects to sustain losses during its initial years of operations. At December 31, 2008, we had an accumulated deficit of approximately $6.7 million of which approximately $3.4 million resulted from the organizational and pre-opening expenses that were incurred in connection with the opening of the Bank. The Bank's (and our) success will depend, in large part, on its ability to address the problems, expenses and delays frequently associated with new financial institutions and the ability to attract and retain deposits and customers for our services. We expect to sustain losses or achieve minimal profitability during our initial years of operations.

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

        The banking business in our target banking market and the surrounding areas has become increasingly competitive, and we expect the level of competition to continue to increase. If this competition forces the Bank to offer aggressive loan and deposit rates or otherwise incur higher funding costs, our profitability will be diminished.

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

        We believe that Solera National Bank is a successful competitor in the area's financial services market. However, we cannot assure you that the Bank will be able to continue to compete successfully with other financial institutions serving our target banking market. An inability to compete effectively could be expected to have a material adverse effect on our growth and profitability.

We rely on communication, information, operating and financial control systems technology from third-party service providers, and we may suffer an interruption in those systems.

        We rely on third-party service providers for much of our communication, information, operating and financial control systems technology, including our internet banking services and data processing systems. Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our customer relationship management, general ledger, deposit and/or loan systems. The occurrence of any failures or interruptions may require us to identify alternative sources for such services, and we cannot be sure that we can negotiate terms that are as favorable, or can obtain services with functionality similar to our existing systems without expending substantial resources, if at all.

Managing reputational risk is important to attracting and maintaining customers, investors and employees.

        Threats to the Company's reputation can come from many sources, including but not limited to unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

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

        Our success depends on the general economic condition of the region in which we operate, which we cannot forecast with certainty. Unlike many of the Bank's larger competitors, the majority of the Bank's borrowers and depositors are individuals and businesses located or doing business in our local banking market. As a result, the Bank's operations and profitability may be more adversely affected by a local economic downturn than those of its larger, more geographically diverse competitors. Factors that adversely affect the economy in our local banking market could reduce the Bank's deposit base and the demand for its products and services, which may decrease its earnings. For example, a continuing deterioration in the local economy could make it more difficult for borrowers to repay their loans, which could lead us to incur loan losses.

We could be negatively affected by changes in interest rates.

        The Bank's profitability (and, therefore, our profitability) depends, among other things, on the Bank's net interest and dividend income, which is the difference between the income that it earns on its interest-earning assets, such as loans and investments, and the expenses that it incurs in connection with its interest-bearing liabilities, such as checking or savings deposits and time deposits. Changes in the general level of interest rates and other economic factors can affect its net interest and dividend income by affecting the spread between interest-earning assets and interest-bearing liabilities.

        Changes in the general level of interest rates also affect, among other things, the Bank's ability to originate loans, the value of interest-earning assets and its ability to realize gains from the sale of such assets, the average life of interest-earning assets and its ability to obtain deposits in competition with other available investment alternatives. Interest rates are highly sensitive to many factors, including government monetary policies, domestic and international economic and political conditions and other factors beyond our control.

A majority of our loans are secured by real estate. This concentration, coinciding with a downturn in the real estate markets, could affect our business.

        In 2008, there has been a downturn in the real estate market, a slow-down in construction and an oversupply of real estate for sale. This downturn, and any additional softening, in our real estate markets could hurt our business because a majority of our loans are secured by real estate. Real estate values and real estate markets are generally affected by changes in national, regional or local economic conditions, fluctuations in interest rates and the availability of loans to potential purchasers, changes in tax laws and other governmental statutes, regulations and policies and acts of nature. If real estate prices decline, the value of real estate collateral securing our loans could be reduced. Our ability to recover on defaulted loans by foreclosing and selling the real estate collateral would then be diminished, and we would be more likely to suffer losses on defaulted loans.

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

        Our shares do not, at this time, qualify for listing on any national securities exchange, and we cannot assure that our shares will ever be listed on a national securities exchange. However, our shares are traded on the OTC Bulletin Board and at least one company makes a market in our common stock. Because our shares are not listed on a national securities exchange, we cannot assure you that a broadly followed, established trading market for our common stock will ever develop or be maintained. Furthermore, we cannot assure you that at least one company will make a market in our shares for as long as we will be quoted on the OTC Bulletin Board. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. In addition, active trading markets tend to reduce the bid-ask spreads for sales transactions. On the other hand, the absence of an active trading market reduces the liquidity, and is likely to have an adverse effect on the market value of our shares. In addition, if we cease to be quoted on the OTC Bulletin Board, stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock likely would decline.

Our certificate of incorporation and bylaws, and the employment agreements of our executive officers, contain provisions that could make a takeover more difficult.

        Our certificate of incorporation and bylaws include provisions designed to provide our board of directors with time to consider whether a hostile takeover offer is in our and our stockholders' best interests, but could be utilized by our board of directors to deter a transaction that would provide stockholders with a premium over the market price of our shares. These provisions include the availability of authorized, but unissued shares, for issuance from time to time at the discretion of our board of directors; bylaw provisions enabling our board of directors to increase the size of the board and to fill the vacancies created by the increase; and bylaw provisions establishing advance notice procedures with regard to business to be presented at a shareholder meeting or director nominations.

        In addition, there are "change in control" provisions in the employment agreements of some of our executive officers providing for lump-sum cash payments based on the officer's base compensation.

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

Our directors and executive officers could have the ability to influence stockholder actions in a manner that may be adverse to your personal investment objectives.

        As of March 13, 2009, our directors and executive officers owned 574,728 shares of our common stock, which represents 22.5% of the number of shares outstanding. Additionally, we issued warrants to our initial stockholders and stock options to our directors and executive officers. If our executive officers and directors exercised all of their stockholder warrants, our directors and executive officers would own shares upon exercise representing as much as 31.4% of our then existing outstanding common stock. Moreover, although the employee stock options are not immediately exercisable by their terms, upon exercise of the employee stock options granted to our directors and executive officers, our directors and executive officers would own shares upon exercise representing as much as 36.4% of our then existing outstanding common stock based on number of shares outstanding.

        Due to their significant ownership interests, our directors and executive officers will be able to exercise significant control over the management and affairs of Solera National Bancorp and Solera National Bank. For example, our directors and executive officers may be able to influence the outcome of director elections or block significant transactions, such as a merger or acquisition, or any other matter that might otherwise be approved by the non-affiliate stockholders.

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

Item 1B.    Unresolved Staff Comments

        None.

Item 2.    Properties

        The Bank's main office, which is also the principal executive office of the Company, is located at 319 South Sheridan Boulevard, Lakewood, Colorado 80226. The Bank occupies a 6,218 square foot one-story freestanding building. The Bank also leases 3,518 square feet in Lakewood, Colorado that serves as administrative offices for our business development/commercial lending group. Finally, the bank leases 1,423 square feet in Denver, Colorado in an office building that is occupied by the Mexican Consulate. Management has recently decided to sublease this space and is currently negotiating with a prospective tenant. The Bank has entered into lease agreements with respect to each of the banking locations. The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-K. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities are adequate to meet the present needs of the Company and the Bank.

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

Item 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of the stockholders during the fourth quarter of 2008.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Year Ended December 31, 2008:	High	Low
First Quarter	$10.50	$9.50
Second Quarter	9.90	9.25
Third Quarter	9.50	8.00
Fourth Quarter	$8.00	$7.00

Year Ended December 31, 2008:	High	Low
First Quarter	$—	$—
Second Quarter	—	—
Third Quarter	—	—
Fourth Quarter	$10.10	$10.00

        The last price at which the Company's common stock was sold was $5.50 on March 24, 2009.

Holders

        As of March 20, 2009 there were approximately 750 holders of record.

Dividends

        The Company has never declared or paid dividends on its common stock. In addition, the Company expects to retain future earnings, if any, for use in the operation and expansion of the Bank's business and does not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors and will, among other factors, depend upon regulatory requirements and restrictions, the Company's results of operations, its financial condition and capital requirements. Because, as a holding company, the Company conducts no material activities at this time other than holding the common stock of the Bank, its ability to pay dividends depends on the receipt of dividends from the Bank. The board of directors of the Bank intends to retain earnings to promote growth and build capital and to recover any losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. In the case of the Company, for example, the existence of any cash at the Company in order to be able to pay dividends to stockholders of the Company is substantially dependent on the earnings of the Bank and the payment of dividends by the Bank to the Company, as the Bank's sole stockholder. The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until the accumulated deficit has been eliminated. For additional discussion of legal and regulatory restrictions on the payment of dividends, see "Part I—Item 1. Business—Supervision and Regulation."

Recent Sales of Unregistered Securities

        None.

Issuer Purchases of Equity Securities

        None.

Item 6.    Selected Financial Data

        As a smaller reporting company, this item is not required.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation

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

General

        The Company is a Delaware corporation that was incorporated on January 12, 2006 to organize and serve as the holding company for Solera National Bank, a national bank that opened for business on September 10, 2007. Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado serving the Denver metropolitan area. The Company's main banking office is located at 319 South Sheridan Boulevard, Lakewood, Colorado 80226. The Bank's telephone number is (303) 209-8600.

        The Bank offers a broad range of commercial and consumer banking services to small- and medium-sized businesses, licensed professionals and individuals who management believes are particularly responsive to the personalized service that Solera National Bank provides to its customers. Management believes that local ownership and control allows the Bank to serve customers more efficiently and effectively and aids in the Company's growth and success. Solera National Bank competes on the basis of providing a personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients. Solera National Bank serves the entire market area and with a particular emphasis on the local Hispanic population due to the significant growth in this demographic and the ineffectiveness of traditional banks to fully service the needs of the Hispanic population because of cultural and language barriers.

        During the year ended December 31, 2007, the Company received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank. Additionally, the Company closed on its initial public offering, in which the Company raised $25.5 million, and Solera National Bank received final regulatory approvals and began operations on September 10, 2007.

        The following discussion focuses on the Company's financial condition and results of operations during the years ended December 31, 2008 and 2007, presented on a consolidated basis.

        As of December 31, 2008, on a consolidated basis, the Company had total assets of $67.7 million, net loans of $21.1 million, total deposits of $37.7 million and stockholders' equity of $19.0 million.

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

Allowance for loan losses

        The total allowance for loan losses includes activity related to allowances calculated in accordance with Statement of Financial Accounting Standards (SFAS) No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures an amendment of FASB Statement No. 114, and SFAS No. 5, Accounting for Contingencies (SFAS 5 Component). The allowance for losses on loans represents management's best estimate of probable losses inherent in the existing loan portfolio. The allowance for losses on loans is increased by the provision for losses on loans charged to expense and reduced by loans charged-off, net of recoveries. The provision for losses on loans is determined based on management's assessment of several factors: reviews and evaluations of specific loans, changes in the nature and volume of the loan portfolio, current and anticipated economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experience, the level of classified and non-performing loans and the results of regulatory examinations. In addition, because the Bank has no history on which to base future loan losses, a comparison of peer group allowance to gross loans ratios is made with the intention of maintaining similar levels during the Bank's first few years of operations.

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

        The SFAS 5 Component represents the estimated probable but undetected losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, delinquent loans that have not been determined to be impaired, trends in the Bank's current lending environment, results of internal and external loan reviews, and other factors. This component of the allowance for loan losses is calculated by allocating the loan portfolio into categories based on the type of collateral securing the loan and then assigning a risk weighting to each category in order to capture the level of risk associated with that category. The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component.

        At December 31, 2008, the Company had an allowance for loan losses of $268,000. Management believes that this allowance for loan losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan losses may be required based on management's continuing evaluation of the inherent risks in the portfolio. Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes. Also, state or federal regulators, when reviewing the Bank's loan portfolio in the future, may require the Bank to increase the allowance for loan losses. Any increase in the allowance for loan losses would adversely affect earnings. An analysis of the allowance for loan losses as well as its allocation among certain categories of the loan portfolio can be found in the "Financial Condition" section of this "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Impairment of investment securities

        Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary. Management utilizes criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain its investment in the security for a period of time sufficient to allow for an anticipated recovery in fair value, in addition to the reasons underlying the decline, to determine whether the loss in value is other-than-temporary. The term "other-than-temporary" is not intended to indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not necessarily favorable, or that there is a lack of evidence to support a realizable value equal to or greater than the carrying value of the investment. Once a decline in value is determined to be other-than-temporary, the value of the security is reduced and a corresponding charge to earnings is recognized.

New accounting pronouncements

        See Note 1 of the Notes to Consolidated Financial Statements contained in "Item 8. Financial Statements and Supplementary Data" for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

Results of operations for the years ended December 31, 2008 and 2007

        During the year ended December 31, 2008 the Company had net losses of approximately $2.2 million. Net losses are expected to continue in the near-term as the Company continues to build its customer base. Net losses of approximately $2.4 million were incurred during the year ended

December 31, 2007, primarily attributable to costs incurred to raise capital and prepare the Bank for opening. For 2008, the Company's overhead costs, or noninterest expense, totaled approximately $3.7 million compared to $2.7 million for the prior year. These overhead costs were partially offset by the Company's net interest and dividend income earned of approximately $1.5 million during 2008 and $324,000 during 2007. In 2007, approximately $1.3 million of the loss was related to pre-opening expenses and the remaining $1.1 million was related to banking operations, which commenced on September 10, 2007. Noninterest income earned during 2008 was approximately $161,000 compared to $10,000 during 2007.

        The 2008 loss resulted in a negative return on average assets of (4.8%) which was an improvement over the 2007 negative return on average assets of (34.0%). Fiscal 2008 ended with a negative return on average equity of (11.1%) in comparison to a negative return on average equity of (63.4%) during 2007. However, it should be noted that the 2007 ratios are distorted by the impact of the pre-opening expenses incurred from January 1, 2007 to September 9, 2007, as well as the average outstanding assets and equity.

Net interest and dividend income

        Net interest and dividend income is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest and dividend income is determined by the yields earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities. Net interest and dividend income divided by average interest-earning assets represents the Company's net interest margin.

        The following table sets forth, for the periods indicated, information related to the Company's average balance sheet and its average yields on assets and average costs of liabilities. These yields are derived by dividing the annualized income or expense by the average balance of the corresponding assets or liabilities. For 2007, average balances have been derived from the daily average balance during the 113 days of 2007 in which the Bank had commenced active banking activities.

	2008			Period from September 10 - December 31, 2007
($ in thousands)	Average Balance	Interest/ Dividend	Average Yield/Rate	Average Balance	Interest/ Dividend		Average Yield/Rate
ASSETS
Federal funds sold and other short-term investments	$4,859	$128	2.64%	$13,164	$204		5.01%
Investment securities	26,380	1,394	5.28	4,334	71		5.29
Loans(d)	11,123	658	5.91	1,350	28		6.63
FHLB and Federal Reserve Bank stocks	841	42	4.98	525	10		5.92

TOTAL EARNING ASSETS	43,203	$2,222	5.14%	19,373	$313	(a)	5.21%
Non-earning assets	3,243			1,342

TOTAL ASSETS	$46,446			$20,716

LIABILITIES
Interest-bearing deposits
Interest-bearing demand	$3,140	$10	0.33%	$204	$—		0.26%
Savings and money market	8,063	165	2.04	638	8		3.83
Time deposits	7,121	258	3.62	1,071	17		5.17

TOTAL INTEREST-BEARING DEPOSITS	$18,324	$433	2.36%	$1,913	$25		4.20%
Securities sold under agreements to repurchase and federal funds purchased	123	2	1.60	—	—
Federal Home Loan Bank advances	6,604	238	3.60	—	—
Capital leases	175	16	9.34	107	6		8.61

TOTAL INTEREST-BEARING LIABILITIES	$25,226	$689	2.73%	$2,020	$31	(b)	4.96%

Non-interest bearing demand deposits	1,053			102
Other liabilities	281			1,368

TOTAL LIABILITIES	26,560			3,490
STOCKHOLDERS' EQUITY	19,886			17,226

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,446			$20,716

NET INTEREST AND DIVIDEND INCOME / MARGIN		$1,533	3.55%		$282	(c)	4.69%

NET INTEREST SPREAD			2.41%				0.25%

(a)
Excludes $156,632 of interest earned on escrow account, as there was no corresponding earning asset on the Company's balance sheet.

(b)
Excludes $113,977 of interest expense on the Company's line of credit, as this balance was paid off before the Bank commenced banking activities. Including this item would create incomparable results since it was not held during the same period of time.

(c)
Represents net interest and dividend income for the period during which banking operations were commenced (September 10, 2007 through December 31, 2007).

(d)
Loans are presented net of unearned income and the allowance for loan losses.

        Although it is difficult to compare the interest rate results for 2008 with 2007 since 2007 is based on approximately one quarter of banking activity, one can still see the impact of the interest rate cuts made by the Federal Reserve Board since the Bank opened for business in September 2007. The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 7.75% when the Bank opened for business in September 2007. It decreased 50 basis points in the fourth quarter of 2007 to end the year at 7.25%. During 2008, the prime interest rate decreased another 400 basis points to end the year at 3.25%. Although the Bank's average loans increased by $9.8 million, or 14%, the average yield decreased from 6.63% in 2007 to 5.91% in 2008. On an annualized basis, the Company's net interest spread increased from 0.25% for 2007 to 2.41% for 2008. This increase is primarily the result of having one full year of operations where the Company was able to attract new deposit customers in order to decrease the overall cost of interest-bearing liabilities. However, as a result of falling interest rates, the Company's net interest margin decreased from 4.69% in 2007 to 3.55% in 2008.

Provision for credit losses and allowance for credit losses

        The provision for credit losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The provision for loan losses was approximately $221,000 in 2008 and $47,000 in 2007. The allowance for loan losses reflects management's judgment of the level of allowance adequate to absorb estimated credit losses in the Bank's loan portfolio.

        Information regarding the calculation of the loan loss provision, the factors considered by the Company in establishing the reserves and the quality of the Bank's loan portfolio are included in the section of this Report titled "Part I—Item 1. Business—Asset Quality."

Noninterest income

        Noninterest income for the year ended December 31, 2008 of $161,000 consisted primarily of charges on deposit accounts for presentation of non-sufficient funds (NSF) and service charges of approximately $73,000; ATM service charges of approximately $18,000; realized gains, net of losses, on the sale of investment securities of approximately $47,000; and approximately $23,000 of rental income for office space in the Bank's main banking facility that is sub-leased to a third party. During 2008, the Bank began offering depository services to money service businesses ("MSBs"). Activity associated with these accounts contributed to the overall increase in our deposit service charges.

        Noninterest income for the year ended December 31, 2007 of $10,000 primarily consisted of charges on deposit accounts for presentation of NSF and service charges of approximately $6,000. Additionally, the Company earned approximately $4,000 of rental income for the year ended December 31, 2007 for office space in its main banking facility that is sub-leased to a third party.

Noninterest expense

        Noninterest expenses totaled $3.7 million for the year ended December 31, 2008, an increase of $1.0 million, or 37%, from the prior year which totaled $2.7 million. The following discussion evaluates the reasons for this increase.

        To more accurately compare salaries and employee benefits for 2008 with 2007, the 2007 figure must also include the "management fees" paid to the employees that were acting as independent contractors until the Bank opened for business. After taking this into account, salaries and employee benefits increased from $1.2 million in 2007 to $2.3 million in 2008. This $1.1 million increase was primarily due to the fact that the Company had only six paid positions for the majority of 2007 compared to 20 paid positions for the majority of 2008. Additionally, during the fourth quarter of 2008, the Company incurred approximately $200,000 associated with the separation of the former President and Chief Executive Officer of the Bank. Finally, the Company incurred higher stock-based compensation expense of approximately $142,000 associated with grants made under the 2007 Stock Incentive Plan.

        Occupancy costs totaled $347,000 and $513,000 for the years ended December 31, 2008 and 2007, respectively. Occupancy costs consist primarily of lease expense, depreciation of equipment and amortization of leasehold improvements. During 2007, the Company recognized additional expense of approximately $170,000 for the abandonment of leased property. During 2008, the Company re-occupied this office space and reversed approximately $133,000 of the expense recognized in 2007. Without the abandonment of lease entries, occupancy expense would have been approximately $477,000 for the year ended December 31, 2008 and $342,000 for the year ended December 31, 2007. The increase of approximately $135,000 relates primarily to $38,000 of additional depreciation expense and $97,000 for additional rent and maintenance charges paid for the Bank's main banking facility since it was occupied for the entire year in 2008 compared to only eight months of 2007. For a more detailed discussion of the abandoned lease, and subsequent reversal thereof, see Note 15 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

        Professional fees totaled $258,000 and $274,000 for the years ended December 31, 2008 and 2007, respectively. Approximately $101,000 and $74,000 for the years ended December 31, 2008 and 2007, respectively were related to external audit fees. During 2008, approximately $75,000 was incurred for legal fees primarily associated with employment matters compared to approximately $39,000 in legal fees incurred during 2007 in conjunction with the opening of the Bank and stock sales. Approximately $49,000 was incurred in both 2008 and 2007 for consulting fees related to systems design and implementation. During 2008, approximately $33,000 was incurred for operational audits and reviews and tax and accounting services compared to $9,000 for the 2007 year. Additionally, in 2007 the Company incurred approximately $103,000 in professional and consulting services related to the Company's de novo bank formation.

        During 2007, management fees of approximately $543,000 were paid to the Bank's management team before the Bank opened and the management team became employees of the Bank. No management fees were paid during 2008.

        Other general and administrative expenses totaled $771,000 for the year ended December 31, 2008 and consisted of marketing and promotional expenses of $236,000 as the Bank focused on obtaining market awareness; $233,000 for data processing expenses related to running the Bank's main banking programs; $76,000 for regulatory and reporting fees related primarily to fees paid to the Bank's primary regulator, the OCC, and fees related to being a public company; $51,000 for printing, stationery and supplies; $34,000 for telephone and communication expense, $32,000 for travel and entertainment primarily related to business meetings with potential new customers; $19,000 for dues and memberships to Banking organizations; $18,000 for blanket bond insurance; $16,000 for postage, shipping and courier costs; $12,000 for education and training for Bank staff; and another $44,000 for customer checks, franchise taxes, loan expenses and other miscellaneous items.

        Other general and administrative expenses totaled $742,000 for the year ended December 31, 2007 and consisted of marketing and promotional expenses of $266,000, printing, stationery and supplies of $141,000, payment for temporary services incurred before the Bank opened of $81,000, data processing expenses of $51,000, travel and entertainment expenses of $42,000 primarily related to events held to promote the Bank's initial public offering, $36,000 for telephone and data communication lines, $27,000 related to training and education provided to the Bank's employees, $19,000 related to postage and shipping, $19,000 in fraud losses, $13,000 for blanket bond and directors and officers insurance, and the remaining $47,000 was attributable to regulatory assessments, subscriptions, dues, memberships, franchise taxes and SEC filing fees.

Financial condition as of December 31, 2008 and 2007

Loans

        The Bank's loan portfolio represents the highest yielding component of the Company's earning asset base. Information regarding the Company's loan portfolio as of December 31, 2008 and 2007 is included in the section of this Report titled "Part I—Item 1. Business—Lending Services" and "Part I—Item 1. Business—Asset Quality."

Securities and other earning assets

        The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral for certain types of deposits and borrowings. Information regarding the Company's securities portfolio as of December 31, 2008 and 2007 is included in the section of this Report titled "Part I—Item 1. Business—Investments."

Nonearning assets

        Premises, leasehold improvements and equipment totaled $1.0 million and $947,000 at December 31, 2008 and 2007, respectively net of accumulated depreciation of $195,000 and $81,000, respectively. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in the total occupancy expense.

Deposits

        Deposits are the Company's primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas. Information regarding the Company's deposit mix as of December 31, 2008 and 2007 is included in the section above titled "Part I—Item 1. Business—Deposit Services."

Federal Home Loan Bank borrowings

        During the second quarter 2008, the Bank borrowed $10.0 million from the FHLB of Topeka in order to finance the purchase of investment securities. The FHLB advances mature between April 16, 2009 and June 20, 2013. The advances have a weighted-average fixed interest rate of 3.73%. The Bank has pledged certain qualifying loans and certain bonds from its investment portfolio as collateral.

Liquidity and capital resources

        The stock offering closed with 2,553,671 shares sold representing $25.5 million in gross total proceeds raised as of December 31, 2007. Of this sum, $20.0 million was used to purchase common stock of Solera National Bank and approximately $3.6 million was used for pre-opening costs. At December 31, 2008, the Company (excluding Solera National Bank) had approximately $4.0 million in remaining cash proceeds. These funds can be used for Company operations, investment and for later infusion into Solera National Bank and other corporate activities. The primary source of liquidity for the Company will be dividends paid by Solera National Bank. Solera National Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

        Solera National Bank's liquidity is monitored by its staff, the asset liability committee and the board of directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

        Solera National Bank's primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. Fluctuations in the balances of depositors may cause temporary increases and decreases in liquidity from time to time. The Bank deals with such fluctuations by using existing liquidity sources. Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008. The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009. The FDIC also implemented a Temporary Liquidity Guarantee Program, which provides for full FDIC coverage for noninterest-bearing transaction accounts, regardless of dollar amounts. The Bank elected to opt-in to this program, thus, our customers will receive full coverage for transaction accounts under the program. Solera National Bank maintains investments in liquid assets based upon management's assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

        Additionally, in January 2009, the Company became a member of the Certificate of Deposit Account Registry Service (CDARS®) program. Through CDARS®, the Bank's customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks. The individual customer's large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2009) and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance. These sources provide secondary liquidity to the Company to service its depositors' needs.

        The FDIC also implemented a Debt Guarantee Program where it guarantees all newly-issued senior unsecured debt up to prescribed limits by a participating bank on or after October 14, 2008 through and including June 30, 2009. The Company and its subsidiary bank elected to opt-in to this program, which would provide additional unsecured senior debt to the Company and its subsidiary bank in the form of greater than 30 day term notes, should the Company decide to utilize these funds. As of December 31, 2008, no guaranteed senior unsecured debt had been issued by the Company.

        As loan demand increases, greater pressure will be exerted on Solera National Bank's liquidity. However, it is management's intention to maintain a conservative loan to deposit ratio in the range of 80 to 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Fed Funds, etc.) are not available, nor will Solera National Bank seek to attract volatile, non-local deposits with above market interest rates. As of December 31, 2008, the loan to deposit ratio was 57% compared to 76% as of December 31, 2007.

        During the first quarter 2008, the Bank was approved for membership by the Federal Home Loan Bank (FHLB) of Topeka, which gave the Bank access to a secured line of credit with approximately $17.0 million of available funding as of December 31, 2008. Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $11.3 million with four correspondent banks. Each of these lines expires during 2009; however, it is anticipated the Company will be approved for new lines once the existing lines expire.

        Solera National Bank had cash and cash equivalents of $2.4 million, or 3.5% of total Bank assets, at December 31, 2008. Management feels that with the ability to raise deposits, access to unsecured fed funds established with correspondent banks, and access to funding from the FHLB, Solera National Bank should have more than adequate liquidity to meet anticipated future funding needs.

Interest rate sensitivity

        Net interest and dividend income, the Bank's expected primary source of earnings, can fluctuate with significant interest rate movements. The Company's profitability depends substantially on the Bank's net interest and dividend income, which is the difference between the interest and dividend income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank's net interest and dividend income. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company's control. While the Bank takes measures to minimize the effect that changes in interest rates have on its net interest and dividend income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank attempts to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals. Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

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

        The following table sets forth information concerning the sensitivity of the Company's interest-earning assets and interest-bearing liabilities as of December 31, 2008. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that the adjustable rate products are reflected in the earlier period of when they are first scheduled to adjust or mature.

 As of December 31, 2008
Volumes Subject to Repricing Within
($ in thousands)

	0 - 1 Days	2 - 90 Days	91 - 365 Days	1 - 3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:
Cash, fed funds and other	$2,401	$—	$—	$—	$—	$—	$2,401
Investments and FHLB and FRB stocks	—	2,199	4,475	8,011	26,872	1,080	42,637
Loans(1)	—	12,533	49	3,026	5,805	—	21,413
Non-earning assets	—	—	—	—	—	1,292	1,292

Total Assets	$2,401	$14,732	$4,524	$11,037	$32,677	$2,372	$67,743

Liabilities and Stockholders' Equity:
Interest-bearing checking, savings and money market accounts	$9,477	$—	$—	$—	$—	$—	$9,477
Time deposits	—	5,470	12,860	5,945	—	—	24,275
Securities sold under agreements to repurchase	398	—	—	—	—	—	398
Federal Home Loan Bank advances	—	—	2,250	4,250	3,500	—	10,000
Capital lease liability	—	—	—	—	156	—	156
Non-interest bearing liabilities	—	—	—	—	—	4,445	4,445
Stockholders' equity	—	—	—	—	—	18,992	18,992

Total liabilities and stockholders' equity	$9,875	$5,470	$15,110	$10,195	$3,656	$23,437	$67,743

Interest rate sensitivity gap	$(7,474)	$9,262	$(10,586)	$842	$29,021	$(21,065)	$—
Cumulative interest rate sensitivity gap	$(7,474)	$1,788	$(8,798)	$(7,956)	$21,065
Cumulative gap to total assets	(11.03)%	2.64%	(12.99)%	(11.74)%	31.10%

(1)
Excludes deferred fees and allowance for loan losses.

        As the Bank continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates. The Bank's Asset Liability Committee meets regularly to develop a strategy for the upcoming period.

Off-balance-sheet arrangements

        In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance-sheet commitments is the routine extension of credit. As of December 31, 2008, commitments to extend credit included approximately $6.7 million for revolving line of credit arrangements, unused commitments for loans and commitment letters outstanding for potential new customers. As of December 31, 2007, commitments to extend credit included approximately $9,000 for letters of credit, and approximately $2.5 million for revolving line of credit arrangements and unused commitments for commercial and real estate secured loans. The Company faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Capital adequacy

        There are two primary measures of capital adequacy for banks and bank holding companies: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank's required capital in relation to the degree of risk perceived in its assets and its off-balance-sheet items. Under the risk-based capital guidelines, capital is divided into two "tiers." Tier 1 capital consists of common stockholders' equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital.

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

        For the years ended December 31, 2008 and 2007, the Bank met all capital adequacy requirements and was considered well-capitalized for all three measures, as follows: (1) Total capital to risk-weighted assets were 46% and 182%, as of December 31, 2008 and 2007, respectively; (2) Tier 1 capital to risk-weighted assets were 45% and 181%, at December 31, 2008 and 2007, respectively; and (3) Tier 1 capital to average assets were 25% and 78% at December 31, 2008 and 2007, respectively.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        As a smaller reporting company, this item is not required.

Item 8.    Financial Statements and Supplementary Data

        The consolidated financial statements of the Company, including the notes thereto, and the report of the independent registered public accounting firm is included in this Annual Report and begins on page F-1.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A(T).    Controls and Procedures

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Management is responsible for maintaining effective disclosure controls and procedures. As of the end of the period covered by this Annual Report on Form 10-K, management, including the Principal Executive Officer and Principal Accounting and Financial Officer, evaluated the effectiveness and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based on that evaluation, both the Company's Principal Executive Officer and Principal Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported to management within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

  Management's Report on Internal Control Over Financial Reporting

        The management of Solera National Bancorp, Inc. including its consolidated subsidiary, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management's authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

        As of December 31, 2008, Solera National Bancorp, Inc.'s management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2008, is effective.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

        This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K.

  Changes in Internal Control over Financial Reporting

        There have been no changes in internal controls over financial reporting during the Company's last fiscal quarter of 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Item 9B.    Other Information

        None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 11.    Executive Compensation

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2009 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

Item 14.    Principal Accounting Fees and Services

        The required information for this item is incorporated by reference to the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year pursuant to Regulation 14A.

 PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  Documents Filed as Part of this Report

  (1)
  Financial Statements.    The consolidated financial statements of Solera National Bancorp, Inc., which are listed on the Index to Consolidated Financial Statements appearing on page F-1 of this Annual Report.

  (2)
  Financial Statement Schedules.    All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

  (3)
  Exhibits.    The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

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

Number	Description
10.4	Employment Agreement by and between Solera National Bank and Mark Martinez (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+
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
10.10	Separation Agreement by and between Solera National Bank and Paul Ferguson.*+
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company's Form 10-KSB for the year ended December 31, 2007).
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company's Form 10-KSB for the year ended December 31, 2007).
23.1	Consent of McGladrey and Pullen, LLP.*
24.1	Powers of Attorney (incorporated by reference to Signature page attached hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 15d-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 15d-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

*
Filed herewith.

+
Indicates a compensatory plan or contract.

(b)
None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
By:	/s/ DOUGLAS CRICHFIELD
	Douglas Crichfield	Dated: March 26, 2009
President & Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

        Know all persons by these presents, that each person whose signature appears below constitutes and appoints Douglas Crichfield or Robert J. Fenton as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DOUGLAS CRICHFIELD Douglas Crichfield	President & Chief Executive Officer, Director (Principal Executive Officer)	March 26, 2009
/s/ ROBERT J. FENTON Robert J. Fenton	Vice President, Secretary and Treasurer (Principal Accounting and Financial Officer)	March 26, 2009
/s/ NORMA R. AKERS Norma R. Akers	Director	March 26, 2009
/s/ ROB L. ALVARADO Rob L. Alvarado	Director	March 26, 2009
/s/ MARIA G. ARIAS Maria G. Arias	Director	March 26, 2009

Signature	Title	Date

/s/ JAMES C. FOSTER James C. Foster	Director, Chairman Emeritus	March 26, 2009
/s/ ROBERT M. GALLEGOS Robert M. Gallegos	Director	March 26, 2009
/s/ STEVE D. GUTTERMAN Steve D. Gutterman	Director	March 26, 2009
/s/ RONALD E. MONTOYA Ronald E. Montoya	Director, Vice Chairman	March 26, 2009
/s/ RAY L. NASH Ray L. Nash	Director	March 26, 2009
/s/ MICHAEL D. QUAGLIANO Michael D. Quagliano	Director	March 26, 2009
/s/ JOEL S. ROSENSTEIN Joel S. Rosenstein	Director	March 26, 2009
/s/ BASIL SABBAH Basil Sabbah	Director, Chairman	March 26, 2009
/s/ F. STANLEY SENA F. Stanley Sena	Director	March 26, 2009
/s/ MARK R. SMITH Mark R. Smith	Director	March 26, 2009
/s/ KENT C. VEIO Kent C. Veio	Director	March 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Solera National Bancorp, Inc.

        We have audited the accompanying consolidated balance sheets of Solera National Bancorp, Inc. (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity/(deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera National Bancorp, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We were not engaged to examine management's assessment of the effectiveness of Solera National Bancorp, Inc.'s internal control over financial reporting as of December 31, 2008, included in the accompanying Management's Report On Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Denver, Colorado
March 26, 2009

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	2008	2007
ASSETS
Cash and due from banks	$1,436,241	$336,126
Federal funds sold	965,000	4,970,000

TOTAL CASH AND CASH EQUIVALENTS	2,401,241	5,306,126
Investment securities, available-for-sale	41,557,461	13,860,781
Gross loans	21,412,957	3,811,654
Net deferred (fees)/expenses	(56,747)	3,188
Allowance for loan losses	(268,000)	(47,396)

NET LOANS	21,088,210	3,767,446
FHLB and Federal Reserve Bank stock, at cost	1,079,550	525,000
Premises and equipment, net	1,011,579	946,681
Accrued interest receivable	382,761	100,257
Subscriptions receivable	—	1,600,000
Other assets	222,038	281,906

TOTAL ASSETS	$67,742,840	$26,388,197

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest-bearing demand	$3,910,236	$147,407
Interest-bearing demand	2,603,923	315,373
Savings and money market	6,873,260	1,284,212
Time deposits	24,274,807	3,252,388

TOTAL DEPOSITS	37,662,226	4,999,380
Securities sold under agreements to repurchase	398,162	—
Federal Home Loan Bank borrowings	10,000,000	—
Accrued interest payable	80,274	16,773
Accounts payable and other liabilities	393,498	221,772
Liability for abandoned lease	—	79,155
Capital lease liability	156,388	191,528
Deferred rent liability	60,505	30,254

TOTAL LIABILITIES	48,751,053	5,538,862

Commitments and contingencies (see Note 16)
Stockholders' equity
Common stock—$0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at December 31, 2008 and 2007	25,536	25,536
Additional paid-in capital	25,558,098	25,347,342
Accumulated deficit	(6,739,883)	(4,525,955)
Accumulated other comprehensive income	148,036	2,412

TOTAL STOCKHOLDERS' EQUITY	18,991,787	20,849,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,742,840	$26,388,197

The accompanying notes are an integral part of these financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

	2008	2007
Interest and dividend income
Interest and fees on loans	$657,880	$27,703
Federal funds sold	86,850	201,596
Investment securities, taxable	1,393,837	70,983
Escrow account	—	156,632
Dividends on FHLB and Federal Reserve Bank stocks	41,872	9,625
Other	41,605	2,645

Total interest and dividend income	2,222,044	469,184

Interest expense
Deposits	432,636	24,847
Securities sold under agreements to repurchase and federal funds purchased	1,975	—
FHLB borrowings	237,952	—
Note payable	—	113,977
Capital leases	16,371	6,199

Total interest expense	688,934	145,023

Net interest and dividend income	1,533,110	324,161
Provision for loan losses	220,604	47,396

Net interest and dividend income after provision for loan losses	1,312,506	276,765

Noninterest income
Customer service and other fees	91,155	6,320
Gain on sale of securities	47,188	—
Sublease income	22,655	3,750

Total noninterest income	160,998	10,070

Noninterest expense
Salaries and employee benefits	2,311,927	648,231
Occupancy	346,568	513,405
Professional fees	258,056	273,999
Management fees	—	543,269
Other general and administrative	770,881	742,069

Total noninterest expense	3,687,432	2,720,973

Loss before income taxes	(2,213,928)	(2,434,138)
Provision for income taxes	—	—

Net loss	$(2,213,928)	$(2,434,138)

Per share data
Loss per share—basic	$(0.87)	$(1.07)
Loss per share—diluted	$(0.87)	$(1.07)
Weighted average common shares
Basic	2,553,671	2,265,411
Diluted	2,553,671	2,265,411

The accompanying notes are an integral part of these financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY/ (DEFICIT)

Years Ended December 31, 2008 and 2007

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2006	—	$—	$—	$(2,091,817)	$—	$(2,091,817)
Initial capitalization, net of (a) cash paid for September 10, 2007 offering costs of $208,562 and (b) the fair value of stock warrants issued in conjunction with the offering of $745,398	2,181,117	21,811	20,835,399	—	—	20,857,210
Conversion of organizer advances to common stock in conjunction with first offering	81,720	817	816,383	—	—	817,200
Fair value of stock warrants issued in conjunction with first offering	—	—	745,398	—	—	745,398
Second capitalization, net of (a) cash paid for December 31, 2007 offering costs of $24,241 and (b) the fair value of stock warrants issued in conjunction with the offering of $11,342	287,834	2,878	2,839,879	—	—	2,842,757
Conversion of organizer advances to common stock in conjunction with second offering	3,000	30	29,970	—	—	30,000
Fair value of stock warrants issued in conjunction with the second offering	—	—	11,342	—	—	11,342
Stock-based compensation	—	—	68,971	—	—	68,971
Comprehensive income (loss)
Net loss	—	—	—	(2,434,138)	—	(2,434,138)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	2,412	2,412

Total comprehensive income (loss)						(2,431,726)

Balance at December 31, 2007	2,553,671	$25,536	$25,347,342	$(4,525,955)	$2,412	$20,849,335
Stock-based compensation	—	—	210,756	—	—	210,756
Comprehensive income (loss)
Net loss	—	—	—	(2,213,928)	—	(2,213,928)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	192,812	192,812
Less: reclassification adjustment for net gains included in income					(47,188)	(47,188)

Total comprehensive income (loss)						(2,068,304)

Balance at December 31, 2008	2,553,671	$25,536	$25,558,098	$(6,739,883)	$148,036	$18,991,787

The accompanying notes are an integral part of these financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net loss	$(2,213,928)	$(2,434,138)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	115,014	77,495
Provision for loan losses	220,604	47,396
Amortization of deferred loan fees/expenses, net	58,713	821
Discount accretion on interest-bearing deposits with banks	(13,374)	—
Amortization of premiums/discounts on investment securities, net	43,304	1,521
Stock-based compensation	210,756	68,971
Loss (reversal of loss) on abandoned lease	(132,843)	169,674
Gain on sale of investment securities	(47,188)	—
Federal Home Loan Bank stock dividends	(11,500)	—
Net changes in operating assets and liabilities:
Accrued interest receivable	(282,504)	(100,257)
Other assets	133,070	(211,183)
Accrued interest payable	63,501	10,712
Accounts payable and other liabilities	163,236	(108,621)
Deferred rent liability	30,251	25,651

Net cash used by operating activities	(1,662,888)	(2,451,958)

Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(42,854,592)	(13,987,506)
Proceeds from sales of investment securities, available-for-sale	6,332,230	—
Proceeds from maturity/call/paydown of investment securities, available-for-sale	8,975,190	127,616
Purchase of interest-bearing deposits in banks	(5,750,626)	—
Maturity of interest-bearing deposits in banks	5,764,000	—
Purchase of Federal Reserve Bank stock	—	(525,000)
Proceeds from redemption of Federal Reserve Bank stock	63,450	—
Purchase of Federal Home Loan Bank stock	(606,500)	—
Loan originations and principal collections, net	(17,600,081)	(3,815,663)
Purchases of premises and equipment	(190,936)	(724,026)

Net cash used in investing activities	(45,867,865)	(18,924,579)

Cash flows from financing activities:
Net increase in deposits	32,662,846	4,999,380
Net increase in securities sold under agreements to repurchase	398,162	—
Principal payments on capital lease	(35,140)	—
Proceeds from Federal Home Loan Bank advances	10,000,000	—
Proceeds from subscriptions receivable	1,600,000	—
Advances from organizers	—	450,000
Repayments to organizers	—	(442,801)
Proceeds from note payable	—	1,420,164
Repayment of note payable	—	(2,763,890)
Payment of offering costs	—	(76,678)
Proceeds from issuance of common stock	—	23,089,510

Net cash provided by financing activities	44,625,868	26,675,685

Net (decrease) increase in cash and cash equivalents	(2,904,885)	5,299,148
Cash and cash equivalents at beginning of year	5,306,126	6,978

Cash and cash equivalents at end of year	$2,401,241	$5,306,126

The accompanying notes are an integral part of these financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2008 and 2007

	2008	2007
Supplemental disclosure of cash flow information:
Interest paid	$625,433	$248,844
Non-cash investing and financing activities:
Assets acquired under capital leases	$—	$206,819
Unrealized gain on investment securities	$145,624	$2,412
Organizer advances converted to equity	$—	$847,200
Non-cash offering costs for stock warrants	$—	$756,740
Stock issued for subscriptions receivable	$—	$1,600,000

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

        To date, the Company has funded its activities primarily through proceeds from the common stock offerings, deposits from bank customers and borrowings from the Federal Home Loan Bank of Topeka (FHLB). The Company's cash and cash equivalents at December 31, 2008 and 2007 totaled $2.4 million and $5.3 million, respectively. Management believes cash currently on hand will provide adequate funding through December 31, 2009. There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

        The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and prevailing practices within the

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

banking industry. A summary of the significant accounting policies consistently applied in preparation of the accompanying financial statements follows:

Use of Estimates in the Preparation of Financial Statements

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring management estimates include determination of the allowance for loan losses, assessment of impairment for investment securities, valuation of deferred tax assets and liabilities and stock compensation expense. Assumptions and factors used in making estimates are evaluated regularly or whenever events or circumstances indicate that the previous assumptions and factors have changed. Estimates may be adjusted as a result of assumptions and factors being evaluated.

Presentation of Cash Flows

        For the purposes of reporting cash flows, cash and cash equivalents includes cash, balances due from banks and federal funds sold. Generally, federal funds are sold for one day periods. Cash flows from loans, deposits, and securities sold under agreements to repurchase are reported net.

Cash and Due from Banks

        The Company maintains amounts due from banks which exceed federally insured limits. The Company has not experienced nor does it anticipate any losses in such accounts.

Investment Securities

        Debt securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Investments to be held for an indefinite amount of time, but not necessarily to maturity, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders' equity in accumulated other comprehensive income (loss), net of applicable income taxes. Premiums or discounts are amortized or accreted into income using the interest method. Realized gains or losses are recorded using the specific identification method.

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

SOLERA NATIONAL BANCORP, INC.

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

        Credit and loan decisions are made by management and the board of directors in conformity with loan policies established by the board of directors. The Company's practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower's failure to meet repayment terms, the borrower's deteriorated financial condition, the depreciation of the underlying collateral, the loan's classification as a loss by regulatory examiners, or other reasons.

        The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement. Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan's effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans.

Provision and Allowance for Loan Losses

        Implicit in the Company's lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb probable loan losses. The factors that influence the amount include, among others, the remaining collateral and/or financial condition of the borrowers, historical loan loss experience, changes in the size and composition of the loan portfolio, and current economic conditions. This process is inherently subjective as it requires estimates that are susceptible to revision as more information becomes available. The amount of the allowance equals the cumulative total of the provisions made to date reduced by loan charge-offs and increased by recoveries of loans previously charged-off. The allowance is maintained at a level that is deemed appropriate to adequately allow for both known and inherent risks in the loan portfolio.

        The Company has established a formal process for determining an adequate allowance for loan losses. The allowance for loan losses calculation process has two components. The first component represents the allowance for loan losses for impaired loans computed in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (SFAS 114 Component), as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures an amendment of FASB Statement No. 114. To determine the SFAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals. If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan's effective interest rate and giving consideration to currently existing factors that would impact the amount or

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

timing of the cash flows. The second component is the allowance for loan losses calculated under FASB Statement No. 5, Accounting for Contingencies (SFAS 5 Component), and represents the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower's financial condition, delinquent loans that have not been determined to be impaired, trends in speculative construction real estate lending, results of internal and external loan reviews, and other factors. This component of the allowance for loan losses is calculated by allocating the loan portfolio into categories based on the type of collateral securing the loan and then assigning a risk weighting to each category in order to capture the level of risk associated with that category. The recorded allowance for loan losses is the aggregate of the SFAS 114 Component and SFAS 5 Component.

Interest and Fees on Loans

        Interest income is recognized daily in accordance with the terms of the note based on the outstanding principal balance. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. The accrual of interest on loans is discontinued when principal or interest is 90 days past due based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loan's principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. During 2008 and 2007 no loans were designated as non-accrual loans.

        Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Premises and Equipment

        Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to seven years. Expenditures for leasehold improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

FHLB and Federal Reserve Bank Stock

        The Bank is a member of the FHLB and the Federal Reserve Bank of Kansas City (FRB). In both banks, members are required to own a certain amount of stock. As such, the Bank owns stock in both the FHLB and FRB. Bank stocks are carried at cost, classified as restricted securities and periodically reviewed for impairment. Both cash and stock dividends are reported as income in the period declared.

Subscriptions Receivable

        Subscriptions receivable represents cash due from subscribers to the Company's common stock offering that closed on December 31, 2007. The $1.6 million was collected in full as of January 3, 2008.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Owned

        Other real estate owned represents real estate acquired through foreclosure and is carried at its fair value less estimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses. During 2008 and 2007 the Company did not foreclose on any real estate.

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

        The Company adopted the provisions of FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN 48"), an interpretation of FASB Statement No. 109 effective on January 1, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties. As of December 31, 2008 and 2007, the Company has no uncertain income tax positions.

Comprehensive Income

        FASB Statement No. 130, Reporting Comprehensive Income (SFAS 130) requires the disclosure of comprehensive income and its components. For the years ended December 31, 2008 and 2007, the Company had $145,624 and $2,412, respectively, of comprehensive gain on investment securities, net of applicable taxes and no other components of comprehensive income other than net losses from operations. It should be noted that taxes are estimated to be $0 for both 2008 and 2007, as a full valuation allowance has been established for all deferred tax assets and liabilities until it is more likely than not that the tax assets or liabilities will be realized.

Loan Commitments and Related Financial Instruments

        In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 16. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Loss Per Share

        Basic loss per common share is based on the weighted average number of common shares outstanding during the period. Since the Company is in a loss position, all options and warrants to purchase common shares are anti-dilutive.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

        The Company accounts for stock-based compensation to employees as outlined in FASB Statement No. 123(R), Share-Based Payment, ("SFAS 123R"). The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award. This cost, net of estimated forfeitures, is recognized over the period which an employee is required to provide services in exchange for the award, generally the vesting period.

        The Company accounts for stock options issued to non-employees in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling, Goods and Services. Accordingly, the Company recorded compensation costs for stock-based compensation issued to non-employees in the amount of $33,165 in 2008 and $10,134 in 2007.

Disclosure about Fair Value of Financial Instruments

        FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, ("SFAS 107"), specifies the disclosure of the estimated fair value of financial instruments. The Company's estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to develop the estimates of fair value. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements subsequent to the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Dividend Restriction

        Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to stockholders. With certain exceptions, the Company may not pay a dividend to its stockholders unless its retained earnings equal at least the amount of the proposed dividend.

Impact of Newly Issued Accounting Standards

        In September 2006, the FASB issued SFAS 157, Fair Value Measurements, ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell the asset or transfer the liability in the market in which the reporting entity would transact for the asset or liability. It also emphasizes that fair value is a market-based measurement not an entity specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS 157, fair value measurements are disclosed by level within that hierarchy. The Company adopted SFAS 157 for the fiscal year beginning January 1, 2008. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS 157 in a market that is not active. The impact of adoption was not material.

        In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"), which also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The standard requires companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company's choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which the company has chosen to use fair value on the face of the balance sheet. The new Statement does not eliminate disclosure requirements included in other accounting standards, including requirements for disclosures about fair value measurements included in SFAS 157 and SFAS 107. SFAS 159 became effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

Reclassifications

        Certain reclassifications have been made to the previous consolidated financial statements to conform to the 2008 presentation.

NOTE 2—INVESTMENT SECURITIES

        The amortized costs and estimated fair values of investment securities are as follows:

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government agencies	$5,700,100	$46,500	$(866)	$5,745,734
Corporate	1,516,323	3,475	(16,236)	1,503,562
State and municipal	3,043,274	2,109	(115,545)	2,929,838
Mortgage-backed securities	31,149,728	345,360	(116,761)	31,378,327

Total securities available-for-sale	$41,409,425	$397,444	$(249,408)	$41,557,461

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—INVESTMENT SECURITIES (Continued)

	December 31, 2007
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government agencies	$3,506,410	$3,015	$(1,092)	$3,508,333
State and municipal	1,117,262	—	—	1,117,262
Mortgage-backed securities	9,234,697	20,514	(20,025)	9,235,186

Total securities available-for-sale	$13,858,369	$23,529	$(21,117)	$13,860,781

        The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2008 and 2007 are shown below. Mortgage-backed securities are classified in accordance with their contractual lives. Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties. Additionally, accelerated principal payments are commonly received on mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	Amortized Cost		Estimated Fair Value		Weighted Average Yield
	2008	2007	2008	2007	2008	2007
Securities available-for-sale
Due within one year	$1,516,323	$248,840	$1,503,562	$248,197	5.99%	4.50%
Due after one year through five years	497,361	755,014	499,470	757,580	5.90	4.64
Due after five years through ten years	6,167,986	2,502,555	6,160,151	2,502,555	5.22	5.29
Due after ten years	33,227,755	10,351,960	33,394,278	10,352,449	5.25	5.35

Total securities available-for-sale	$41,409,425	$13,858,369	$41,557,461	$13,860,781	5.28%	5.29%

        The following table presents the estimated fair value, the unrealized loss and the number of securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2008:

	Less than 12 months			12 months or more			Total
	Estimated Fair Value	Unrealized losses	# of securities	Estimated Fair Value	Unrealized losses	# of securities	Estimated Fair Value	Unrealized losses	# of securities
Description of securities:
U.S. government agencies	$453,254	$(866)	1	$—	$—	—	$453,254	$(866)	1
Corporate	1,010,852	(16,236)	2	—	—	—	1,010,852	(16,236)	2
State and municipal	2,430,368	(115,545)	8	—	—	—	2,430,368	(115,545)	8
Mortgage-backed securities	9,370,807	(102,508)	21	373,988	(14,253)	1	9,744,795	(116,761)	22

Total temporarily impaired	$13,265,281	$(235,155)	32	$373,988	$(14,253)	1	$13,639,269	$(249,408)	33

        The one security that has been in a continuous loss position for 12 months or longer at December 31, 2008, has fluctuated in value since the purchase date as a result of changes in market

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—INVESTMENT SECURITIES (Continued)

interest rates. We have concluded that the continuous unrealized loss position on this security is a result of market interest rates and not a result of the underlying issuers' ability to repay. Furthermore, we have the intent and ability to hold this security until its fair value recovers. Accordingly, we have not recognized any other-than-temporary impairment.

        A similar table is not presented for 2007 because all of the Bank's investment securities were purchased during the fourth quarter of 2007 and, therefore, no securities were in a continuous loss position for over twelve months. Furthermore, only two securities were in a continuous loss position during the fourth quarter of 2007. Those two mortgage-backed securities had a combined estimated fair value of $1,001,850 and gross unrealized losses of $8,088 at December 31, 2007.

        Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value. As of December 31, 2008 and 2007, no declines are deemed to be other than temporary.

        The Company sold 14 securities during 2008 with total proceeds of $6.3 million and gross gains of $48,179 and gross losses of $991. The Company did not sell any securities during the year ended December 31, 2007.

        Securities with carrying values of $15.4 million and $494,804 at December 31, 2008 and 2007, respectively, were pledged as collateral to secure borrowings from the FHLB, public deposits and for other purposes as required or permitted by law.

NOTE 3—LOANS

        The composition of the loan portfolio at December 31 is as follows:

	2008	2007
Real estate—commercial	$7,478,806	$3,003,274
Construction and land development	3,848,555	399,732
Real estate—residential	5,043,352	190,557
Commercial and industrial	4,083,633	188,684
Consumer	958,611	29,407

GROSS LOANS	21,412,957	3,811,654
Net deferred loan (fees)/expenses	(56,747)	3,188
Allowance for loan losses	(268,000)	(47,396)

LOANS, NET	$21,088,210	$3,767,446

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—LOANS (Continued)

        Changes in the allowance for loan losses are summarized as follows:

	2008	2007
Balance at beginning of year	$47,396	$—
Provision charged to expense	220,604	47,396
Loans charged off	—	—
Recoveries on loans previously charged off	—	—

Balance at end of year	$268,000	$47,396

        During both 2008 and 2007, the Company had no impaired, non-accrual or past due loans.

        The Company's loan portfolio generally consists of loans to borrowers within Colorado. Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company's loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado. As the Bank's loan portfolio grew during 2008, the concentration to any single borrower diminished. As of December 31, 2008, the Bank's five largest loans represented approximately 40% of the total loan portfolio in comparison to three loans comprising approximately 89% of the Bank's loan portfolio as of December 31, 2007. Management expects the concentration to any one borrower to continue to diminish as the Bank's loan portfolio grows. No single borrower can be approved for a loan over the Bank's current legal lending limit of approximately $2.3 million. This regulatory requirement helps to ensure the Bank's exposure to one individual customer is limited.

NOTE 4—FHLB AND FEDERAL RESERVE BANK STOCKS

        The Company, through its subsidiary bank, is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka. Membership in these banks requires the Company to maintain an investment in the capital stock of each. These investments are restricted in that they can only be redeemed by the issuer at par value. The Company's investment at December 31 was a follows:

	2008	2007
Federal Reserve Bank of Kansas City	$461,550	$525,000
Federal Home Loan Bank of Topeka	618,000	—

Total	$1,079,550	$525,000

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—PREMISES AND EQUIPMENT

        The composition of Company premises and equipment at December 31 is as follows:

	2008	2007
Leasehold improvements	$607,494	$587,084
Furniture, fixtures and equipment	599,182	440,764

	1,206,676	1,027,848
Less accumulated depreciation	(195,097)	(81,167)

Premises and equipment, net	$1,011,579	$946,681

        Depreciation and amortization expense on premises and equipment was $115,014 and $77,495 for the years ended December 31, 2008 and 2007, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations. Rent expense on premises was approximately $246,000 and $153,000 for the years ended December 31, 2008 and 2007, respectively, excluding the loss and reversal of loss on abandoned lease. An additional $190,000 of rent expense was recognized during 2007 related to the loss on abandoned lease. Approximately $133,000 of the loss was reversed during the third quarter of 2008 resulting in a credit to rent expense. See Note 15 for a more detailed discussion.

        The Company has noncancelable operating leases for its main banking office, an administrative office, space in an office building and an ATM machine that expire at various points not later than the year 2017. Each of the three leases for office space have renewal options that extend through various points not later than 2037. The cost of such renewals is not included below. The following table shows future minimum noncancelable operating lease payments as of December 31, 2008:

Year ended December 31,
2009	$206,898
2010	216,601
2011	191,635
2012	158,716
2013	157,523
Thereafter	547,184

Total	$1,478,557

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—DEPOSITS

        Deposits at December 31 consist of the following:

	December 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$3,910,236	10%	$147,407	3%
Interest-bearing demand	2,603,923	7	315,373	6
Money market accounts	6,488,427	17	1,271,665	26
Savings accounts	384,833	1	12,547	—
Time deposits, less than $100,000	6,521,937	18	352,388	7
Time deposits, $100,000 or more	17,752,870	47	2,900,000	58

Total	$37,662,226	100%	$4,999,380	100%

        Public deposits are collateralized by investment securities with carrying values of $3.3 million and $494,804 as of December 31, 2008 and 2007, respectively.

        Scheduled maturities of time deposits at December 31, 2008 are as follows:

	Time Deposits greater than $100,000	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$4,450,298	$1,019,224	$5,469,522
Due in over three months through six months	1,657,941	431,085	2,089,026
Due in over six months through twelve months	6,999,177	3,772,249	10,771,426
Due in over twelve months	4,645,454	1,299,379	5,944,833

Total	$17,752,870	$6,521,937	$24,274,807

        Included in time deposits greater than $100,000 at December 31, 2008 are approximately $7.7 million of time deposits greater than $100,000 but less than $250,000 with maturities prior to December 31, 2009. These time deposits qualify for expanded FDIC insurance coverage.

        Scheduled maturities of time deposits at December 31, 2007 were as follows:

	Time Deposits greater than $100,000	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$—	$8,000	$8,000
Due in over three months through six months	2,900,000	334,524	3,234,524
Due in over six months through twelve months	—	9,864	9,864

Total	$2,900,000	$352,388	$3,252,388

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

        The following is a summary of information pertaining to securities sold under agreements to repurchase at December 31:

	2008	2007
Ending Balance	$398,162	$—
Weighted-average interest rate at year-end	1.98%	—%

        Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date. Securities sold under agreements to repurchase are reflected at the amount of cash received for the transaction. The Company may be required to provide additional collateral based on the fair value of the underlying securities. The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company.

NOTE 8—OTHER BORROWINGS

        The Bank is a member of the FHLB and, as a regular part of its business, obtains advances from this FHLB. Advances bear interest at a fixed rate and are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. As of December 31, 2008, the Bank's authorized borrowing line with the FHLB totaled $27.1 million, subject to the availability of sufficient collateral to pledge against such borrowings. Of the $27.1 million available, $10.0 million was outstanding at December 31, 2008. Interest rates on these outstanding FHLB borrowings ranged from 2.52% to 4.89%, with a weighted-average interest rate of 3.73%.

        In addition to FHLB borrowings, the Company may borrow up to $11.3 million overnight on an unsecured basis from its correspondent banks. As of December 31, 2008, no amounts were outstanding under these arrangements.

        At December 31, 2008, the scheduled maturities of borrowings are as follows:

2009	$2,250,000
2010	2,250,000
2011	2,000,000
2012	2,000,000
2013	1,500,000

Total borrowings	$10,000,000

        As of December 31, 2007, the authorized borrowing line with the FHLB totaled $9.9 million of which no amount was outstanding. Additionally, the Company had $7.3 million of overnight funding available on an unsecured basis, of which no amount was outstanding as of December 31, 2007.

        The Company has capital leases for bank equipment, furniture and signage that are being leased for five years with a bargain purchase option at the end of the lease term. In accordance with SFAS No. 13, Accounting for Leases, the asset and the capital lease liability have been recorded at the lesser of the fair market value or the present value of the future minimum lease payments.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—OTHER BORROWINGS (Continued)

        The following is an analysis of the leased property under capital lease included in premises and equipment at December 31:

	2008	2007
Furniture, fixtures and equipment	$206,819	$206,819
Accumulated depreciation	(51,494)	(17,203)

Net book value	$155,325	$189,616

        The following is a schedule of the future minimum lease payments under capital leases as of December 31, 2008, with a weighted-average interest rate of 9.3%:

Year ended December 31,
2009	$51,510
2010	51,510
2011	51,510
2012	30,017

Total	$184,547
Operating interest	(28,159)

Capital lease liability	$156,388

NOTE 9—INCOME TAXES

        Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

	2008	2007
Deferred tax assets:
Start-up and organizational expenses	$1,207,526	$1,295,346
Net operating loss carryforward	1,096,123	283,720
Allowance for loan losses	76,082	7,235
Non-qualified stock options	16,045	3,755
Other	40,651	67,315

Total deferred tax assets	2,436,427	1,657,371

Deferred liabilities:
Net unrealized gain on securities available-for-sale	(54,856)	—
Federal Home Loan Bank stock dividends	(4,261)	—
Tax over book depreciation	(23,814)	(1,895)

Total deferred tax liabilities	(82,931)	(1,895)

Net deferred tax assets	2,353,496	1,655,476
Valuation allowance	(2,353,496)	(1,655,476)

Net deferred taxes	$—	$—

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—INCOME TAXES (Continued)

        The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets. The Company has net operating loss carryforwards of approximately $3.0 million for federal income tax purposes. Federal net operating loss carry forwards, to the extent not used, will expire starting in 2027.

        The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the twelve months ended December 31, 2008 and 2007, due to the following:

	December 31, 2008	December 31, 2007
Computed "expected" tax benefit	$(774,874)	$(851,948)
Change in income taxes resulting from:
Change in valuation allowance	698,020	881,024
Other	76,854	(29,076)

Income tax provision	$—	$—

NOTE 10—COMMON STOCK OFFERING

        The Company closed the initial offering for 2,553,671 shares of its common stock at an offering price of $10 per share, or $25.5 million. $232,803 of direct offering costs were incurred to raise the Company's initial capital and have been offset against the initial proceeds of the capital raised to yield a net opening capital of $25.3 million. In addition, the Company issued one stock warrant for every five shares of common stock purchased. The warrants entitle the holder thereof to purchase one share of the Company's common stock for $12.50 at any time prior to September 10, 2010 (see Note 12).

        The offering was not underwritten. Subject to compliance with applicable federal and state securities laws, the offering was made on a best efforts basis through the Company's organizers, executive officers and directors, who did not receive any commission or other compensation in connection with these activities.

NOTE 11—STOCK OPTIONS

        The Company's 2007 Stock Incentive Plan (the "Plan") was approved by the Company's Board of Directors (the "Board") in October 2007 with an effective date of September 10, 2007 and ratified by the stockholders at the Company's first annual meeting on June 17, 2008. Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 20% of the total number of shares of common stock subscribed for in the offering for issuance under the Plan. Approximately 510,700 options have been reserved for issuance under the Plan. Of that, approximately 360,000 are issued and outstanding, leaving 150,700 available for future grants as of December 31, 2008. The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant. Stock options expire no later than ten years from the date of the grant and generally vest over four years. The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan. The Company recognized stock-based compensation costs of $210,756 and $68,971 during the years ended

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—STOCK OPTIONS (Continued)

December 31, 2008 and 2007, respectively. No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

        The Company accounts for its stock-based compensation under the provisions of SFAS 123R. The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

Grant-date	2008	2007
Number of Options Granted	16,250	401,596
Expected Volatility	14.46%	14.46%
Expected Term	6.25 years	6.25 years
Expected Dividend	0.00%	0.00%
Risk-Free Rate	2.70% - 2.98%	3.74% - 4.29%
Grant-Date Fair Value	$1.86 - $2.13	$2.61 - $2.75

        Since the Bank does not have sufficient historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history. The expected term represents the estimated average period of time that the options will remain outstanding. Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the "simplified" method that measures the expected term as the average of the vesting period and the contractual term. The risk-free rate of return reflects the grant-date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options. The weighted-average grant-date fair value of options granted during the years 2008 and 2007 was $2.03 and $2.74, respectively. The current range of estimated forfeitures is between 16% and 33% and results from certain groups of employees exhibiting different behavior. Options forfeited impact the amount of compensation expense recognized. Share-based compensation expense is based on awards that are ultimately expected to vest; accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures. The estimated forfeiture rate is updated at each reporting date to reflect the then-current estimated forfeiture rate.

        No options were exercised and 53,841 options were forfeited during 2008. The Company recognized $210,756 of expense during the year ended December 31, 2008 representing expense for the approximately 110,000 options that vested during the year, plus a pro-rata amount for the options that are expected to vest on the anniversary of the date granted. No options were exercised or vested and 3,750 options were forfeited during the year ended December 31, 2007. The Company recognized $68,971 of expense during 2007 for approximately 28,000 options, representing a pro-rata amount of the options that were expected to vest on the anniversary of the date granted. As of December 31, 2008, there was approximately $670,000 of unrecognized compensation cost related to non-vested stock options granted under the Plan that will be recognized over a weighted-average period of 2.76 years. As of December 31, 2008, there were no in-the-money outstanding stock options; accordingly the aggregate intrinsic value of outstanding options was $0.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—STOCK OPTIONS (Continued)

        A summary of the option activity under the Plan as of December 31, 2008, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (Years)
Outstanding at January 1, 2008	397,846	$10.00	9.72
Granted	16,250	8.94	—
Exercised	—	—	—
Forfeited	(53,841)	10.00	—

Outstanding at December 31, 2008	360,255	$9.95	8.76

Exercisable at December 31, 2008	110,480	$10.00	8.71

NOTE 12—WARRANTS

        The Company funded organizational and pre-opening expenses of approximately $3.6 million from direct cash advances made by its organizers and from draws made under a $2.9 million line of credit with The Bankers Bank of Georgia now known as Silverton Bank, N.A. Each organizer and one non-organizer director provided a limited guarantee on amounts drawn under the line of credit. Accordingly, in recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 317,335 warrants to its organizers and one non-organizer director. Each of the Company's organizers who provided cash advances of at least $30,000 and a limited guarantee received warrants to purchase the lesser of 16,181 shares of the Company's common stock or the number of shares actually subscribed for in the offering. One organizer, both individually and through an affiliated entity, provided a cash advance of $480,000 and a limited guarantee, and received warrants to purchase 40,000 shares of the Company's common stock. Another organizer, who provided a cash advance of $130,000 and a limited guarantee, received warrants to purchase 25,000 shares of the Company's common stock. These warrants are exercisable at a price of $10.00 per share, the initial offering price, and may be exercised anytime prior to September 10, 2017.

        Additionally, each of the Company's initial stockholders were granted one warrant to purchase an additional share, at an exercise price of $12.50 per share, for every five shares purchased during the Company's initial public offering. The stockholder warrants are fully vested and exercisable at any time prior to September 10, 2010.

	Warrants Outstanding and Exercisable
Type	Exercise Price	Number	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
Organizer warrant	$10.00	317,335	8.69	$10.00
Stockholder warrant	$12.50	510,733	1.69	$12.50

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—WARRANTS (Continued)

        The Company determined the fair value of the warrants granted following the provisions of SFAS 123R. The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

	Organizer Warrants	Stockholder Warrants	Stockholder Warrants
Grant-date	September 10, 2007	September 10, 2007	December 31, 2007
Total Number of Warrants Granted	317,335	452,567	58,166
Expected Volatility	14.46%	14.46%	14.46%
Expected Term	4.6 years	2.75 years	2.5 years
Expected Dividend	0.00%	0.00%	0.00%
Risk-Free Rate	4.29%	4.15%	2.97%
Grant-date Fair Value	$2.19	$0.53	$0.39

        Since the Bank has no historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history. The expected term represents the estimated average period of time that the warrants will remain outstanding. The risk-free rate of return reflects the grant-date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the warrants.

        The fair market value of the stockholder warrants totaled $131,273 and the fair market value of the organizer warrants totaled $625,467 after considering estimated forfeitures of 50% and 10%, respectively. This cost was treated as a component of equity and was included in total offering costs of $989,543.

        Organizer and initial stockholder warrants to purchase fractional shares were not issued. Instead, rounding down to the next whole number was used in calculating the number of warrants issued to any stockholder. Holders of warrants will be able to profit from any rise in the market price of the Company's common stock over the exercise price of the warrants because they will be able to purchase shares of the Company's common stock at a price that is less than the then-current market value. If the Bank's capital falls below the minimum level required by the Office of the Comptroller of the Currency, management may be directed to require the holders to exercise or forfeit their warrants.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—LOSS PER SHARE

        The following table presents the net income and weighted average common shares outstanding used to calculate earnings (loss) per share for the years ended December 31, 2008 and 2007:

	2008	2007
Basic loss per share computation
Net loss to common stockholders	$(2,213,928)	$(2,434,138)

Weighted average shares outstanding—basic	2,553,671	2,265,411

Basic loss per share	$(0.87)	$(1.07)

Diluted loss per share computation
Net loss to common stockholders	$(2,213,928)	$(2,434,138)

Weighted average shares outstanding—basic	2,553,671	2,265,411
Shares assumed issued:
Stock options	—	—
Stockholder stock warrants	—	—
Organizer stock warrants	—	—

Weighted average shares outstanding—diluted	2,553,671	2,265,411

Diluted loss per share	$(0.87)	$(1.07)

        Since the Company was in a loss position for the years ended December 31, 2008 and 2007, all outstanding options and warrants were anti-dilutive.

NOTE 14—RELATED PARTY TRANSACTIONS

        In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated. In the Company's opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There was approximately $2.6 million in loans receivable from related parties at December 31, 2008 and no loans receivable from related parties at December 31, 2007.

        Also in the course of ordinary business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank. In the Bank's opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons. The balance of related party deposits at December 31, 2008 and 2007 was approximately $2.7 million and $2.1 million, respectively.

        Certain organizers and proposed officers of the Company and Bank were employed as consultants before the Bank commenced banking operations on September 10, 2007. Under these consulting agreements, the Company incurred costs of approximately $543,000 for the year ended December 31, 2007. The consulting agreements were terminated for officers on September 10, 2007, the date employment agreements commenced.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—RELATED PARTY TRANSACTIONS (Continued)

        The Company utilized a temporary staffing service for payroll administration of temporary staff engaged during the organization stage. The temporary staffing company is owned by a director. The Company incurred approximately $0 and $81,000 for the years ended December 31, 2008 and 2007, respectively.

NOTE 15—REVERSAL OF LOSS ON ABANDONMENT OF LEASE

        On July 27, 2007, the Company recorded a loss of approximately $170,000 as a result of abandoning its corporate headquarters. On September 1, 2008, to accommodate the Bank's continued growth, management decided to re-occupy the previously abandoned facility and utilize the office space for administrative purposes. In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, approximately $133,000 of the originally recorded loss was reversed resulting in a credit to expense during the third quarter 2008. The Company intends to occupy the space for the remainder of the original lease agreement which expires on August 31, 2011. As such, the Company will recognize occupancy expense on a straight-line basis each period from now until the lease expiration.

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

        At December 31, 2008 and 2007 the following financial instruments were outstanding whose contract amounts represent credit risk:

	2008	2007
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$6,715,658	$2,522,059
Letters of credit	—	9,000

Total commitments*	$6,715,658	$2,531,059

    *
    Of the $6.7 million in total commitments outstanding at December 31, 2008, $4.4 million were at variable rates, $133,000 were at fixed rates and $2.2 million were commitment letters that did not include finalized rate agreements. Of the $2.5 million in total commitments outstanding at December 31, 2007, $2.4 million were at variable rates and $88,000 were at fixed rates.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—COMMITMENTS AND CONTINGENCIES (Continued)

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

NOTE 18—OTHER NONINTEREST EXPENSE

        The following table details the items comprising Other general and administrative expenses:

	12 months ended December 31,
	2008	2007
Marketing and promotions	$236,081	$265,674
Data processing	233,017	51,346
Regulatory and reporting fees	75,530	4,681
Printing, stationery and supplies	51,140	140,766
Telephone	33,919	35,488
Travel and entertainment	32,119	41,937
Dues and memberships	19,296	6,890
Temporary services	—	81,234
Insurance	18,179	13,246
Postage, shipping and courier	15,692	19,345
Training and education	11,906	27,294
Miscellaneous	44,002	54,168

Total	$770,881	$742,069

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—FAIR VALUE

        Effective January 1, 2008, the Company adopted SFAS 157, Fair Value Measurements, which clarifies that fair value is an exit price, representing the amount that would be received for an asset sold or paid to transfer a liability in an orderly transaction between market participants. Under SFAS 157, fair value measurements are not adjusted for transaction costs. SFAS 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (level 1 measurements) and the lowest priority to unobservable inputs (level 3 measurements). The three levels of the fair value hierarchy under SFAS 157 are described below:

        Basis of Fair Value Measurement:

Level 1—	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets.
Level 2—
Significant other observable inputs other than Level 1 prices such as quoted prices in markets that are not active, quoted prices for similar assets, or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset.
Level 3—	Significant unobservable inputs that reflect a reporting entity's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

        A financial instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.

        The Company carries its available-for-sale securities at fair value. Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds' terms and conditions, among other things (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

        Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Assets at December 31, 2008
Investment securities, available-for-sale	$—	$41,557,461	$—	$41,557,461

        There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2008.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—FAIR VALUE (Continued)

Fair Value of Financial Instruments

        The fair value of a financial instrument is determined under the framework established by SFAS 157. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

        Investment securities:    Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds' terms and conditions, among other things, in accordance with the framework provided by SFAS 157.

        Loans, net:    The fair value of fixed rate loans is estimated by discounting the future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are estimated to be equivalent to carrying values.

        Investment in FHLB and Federal Reserve Bank stocks:    It is not practical to determine the fair value of bank stocks due to the restrictions placed on the transferability of Federal Home Loan Bank stock and Federal Reserve Bank stock, which are the two types of stock that comprise the balance of investment in bank stocks.

        Interest receivable:    The carrying value of interest receivable approximates fair value due to the short period of time between accrual and receipt of payment.

        Subscriptions receivable:    The carrying value of subscriptions receivable approximates fair value due to the short period of time between accrual and receipt of payment.

        Deposits:    The fair value of noninterest-bearing deposits, interest-bearing demand deposits and savings accounts is determined to be the amount payable on demand at the reporting date. The fair

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—FAIR VALUE (Continued)

value of fixed rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities. Carrying value is assumed to approximate fair value for all variable rate time deposits.

        Securities sold under agreements to repurchase:    The carrying amount of securities sold under agreements to repurchase approximates fair value due to the short-term nature of these agreements, which generally mature within one to four days from the transaction date.

        Capital lease liability:    Management did not fair value the capital lease liability as it is specifically excluded from the provisions of SFAS 107.

        Federal Home Loan Bank advances:    Fair value of the Federal Home Loan Bank advances is estimated using a discounted cash flow model based on current market rates for similar types of borrowing arrangements including similar remaining maturities.

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

        The carrying amounts and estimated fair values of financial instruments at December 31 are summarized as follows:

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$2,401,241	$2,401,241	$5,306,126	$5,306,126
Investment securities	41,557,461	41,557,461	13,860,781	13,860,781
Loans, net	21,088,210	21,126,635	3,767,446	3,767,446
FHLB and FRB stocks	1,079,550	1,079,550	525,000	525,000
Interest receivable	382,761	382,761	100,257	100,257
Subscriptions receivable	—	—	1,600,000	1,600,000
Financial Liabilities:
Deposits, demand and savings	$13,387,419	$13,387,419	$1,746,992	$1,746,992
Time deposits	24,274,807	23,656,602	3,252,388	3,264,816
Securities sold under agreements to repurchase	398,162	398,162	—	—
Federal Home Loan Bank advances	10,000,000	9,468,902	—	—
Interest payable	80,274	80,274	16,773	16,773

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2008 and 2007, that the Bank met all capital adequacy requirements to which it is subject.

        As of December 31, 2008 and 2007, that the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions that have occurred since December 31, 2008 that management believes has changed the Bank's status as well-capitalized.

        The Bank's actual capital amounts as of December 31, 2008 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount (Thousands)	Ratio	Amount (Thousands)	Ratio	Amount (Thousands)	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets)	$15,082	46.08%	$2,618	8.0%	$3,273	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,814	45.26%	$1,309	4.0%	$1,964	6.0%
Tier 1 Capital (to Average Assets)	$14,814	25.35%	$2,338	4.0%	$2,922	5.0%

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20—REGULATORY MATTERS (Continued)

        The Bank's actual capital amounts as of December 31, 2007 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount (Thousands)	Ratio	Amount (Thousands)	Ratio	Amount (Thousands)	Ratio
As of December 31, 2007:
Total Capital (to Risk-Weighted Assets)	$16,790	181.75%	$739	8.0%	$924	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$16,742	181.23%	$370	4.0%	$554	6.0%
Tier 1 Capital (to Average Assets)	$16,742	78.41%	$854	4.0%	$1,068	5.0%

        The Company is subject to similar requirements administered by its primary regulator, the Federal Reserve Board. For capital adequacy purposes, the Company must maintain total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets of 8.0% and 4.0%, respectively. Moreover, as a newly organized national bank, the Bank is required to maintain a leverage capital ratio in excess of 8% for the first three years of operations. The Bank's total capital to risk-weighted assets and Tier 1 capital to risk-weighted assets were not materially different than the ratios shown above.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SOLERA NATIONAL BANCORP, INC.

        Solera National Bancorp, Inc. (the Bancorp) has no significant business activity other than its investment in Solera National Bank. Financial information pertaining only to the Bancorp is as follows:

Condensed Balance Sheet	December 31, 2008	December 31, 2007
ASSETS
Cash	$4,068,013	$2,641,387
Investment in Solera National Bank	14,962,871	16,744,345
Subscriptions receivable	—	1,600,000
Other assets	7,442	9,420

TOTAL ASSETS	$19,038,326	$20,995,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Liability for abandoned lease	$—	$79,155
Other liabilities	46,539	66,662

Stockholders' equity	18,991,787	20,849,335

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,038,326	$20,995,152

Condensed Income Statement	For the year ended December 31, 2008	For the year ended December 31, 2007
Income
Deficit in undistributed losses of Solera National Bank	$(2,104,689)	$(672,144)
Interest on escrow account	—	156,632
Other	547	1,328

	(2,104,142)	(514,184)

Expenses
Interest on short-term line of credit	—	113,977
Salaries, benefits and other compensation	33,165	10,134
Occupancy	(96,549)	281,835
Professional fees	135,257	172,004
General and administrative	37,913	392,747
Pre-opening expenses	—	949,257

	109,786	1,919,954

Loss before income taxes	(2,213,928)	(2,434,138)
Income tax benefit	—	—

Net loss	$(2,213,928)	$(2,434,138)

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SOLERA NATIONAL BANCORP, INC. (Continued)

Condensed Statement of Cash Flows	For the year ended December 31, 2008	For the year ended December 31, 2007
Cash flows from operating activities:
Net loss	$(2,213,928)	$(2,434,138)
Adjustments to reconcile net loss to net cash used by operating activities:
Deficit in undistributed losses of subsidiary	2,104,689	672,144
Depreciation and amortization	930	24,426
(Reversal of loss) loss on abandoned lease	(132,843)	189,997
Reimbursement from Bank for prepaid rent	62,178	—
Stock-based compensation	33,165	10,134
Change in other assets and accrued liabilities	(27,565)	(147,927)

Net cash used by operating activities	(173,374)	(1,685,364)

Cash flows from investing activities:
Purchase of common stock of Solera National Bank	—	(20,000,000)
Repayment from Solera National Bank for pre-opening expenses	—	2,644,760
Purchase of premises and equipment	—	(1,292)

Net cash used by investing activities	—	(17,356,532)

Cash flows from financing activities:
Proceeds from subscriptions receivable	1,600,000	—
Advances from organizers	—	450,000
Repayments to organizers	—	(442,801)
Proceeds from note payable	—	1,420,164
Repayment of note payable	—	(2,763,890)
Payment of offering costs	—	(76,678)
Proceeds from issuance of common stock	—	23,089,510

Net cash provided by financing activities	1,600,000	21,676,305

Net increase in cash	1,426,626	2,634,409
Cash at beginning of year	2,641,387	6,978

Cash at end of year	$4,068,013	$2,641,387