Form 10-Q
period 2009-03-31
Solera National Bancorp, Inc.
filed 2009-05-12
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 11, 2009, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORM 10-Q

SOLERA NATIONAL BANCORP, INC.

INTRODUCTORY NOTE

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Solera National Bancorp, Inc. (the “Company”) and our subsidiary, Solera National Bank (the “Bank,” collectively with the Company, sometimes referred to as “we,” “us” and “our”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and Solera National Bancorp, Inc. undertakes no obligation to update any forward-looking statement.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2008 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Solera National Bancorp, Inc.

Balance Sheets as of March 31, 2009 and December 31, 2008

(Unaudited)

	March 31,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$1,576,637	$1,436,241
Federal funds sold	—	965,000
Total cash and cash equivalents	1,576,637	2,401,241

Investment securities, available-for-sale	52,484,096	41,557,461

Gross loans	31,065,581	21,412,957
Net deferred (fees)/expenses	(118,276)	(56,747)
Allowance for loan losses	(385,500)	(268,000)
Net loans	30,561,805	21,088,210

Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,069,350	1,079,550
Premises and equipment, net	977,510	1,011,579
Interest receivable	467,687	382,761
Other assets	244,496	222,038
Total assets	$87,381,581	$67,742,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$5,170,823	$3,910,236
Interest-bearing demand	4,372,237	2,603,923
Savings and money market	8,675,520	6,873,260
Time deposits	37,269,529	24,274,807
Total deposits	55,488,109	37,662,226

Federal funds purchased and securities sold under agreements to repurchase	1,181,634	398,162
Accrued interest payable	109,130	80,274
Accounts payable and other liabilities	1,798,803	393,498
Federal Home Loan Bank advances	10,000,000	10,000,000
Deferred rent liability	67,819	60,505
Capital lease liability	147,082	156,388
Total liabilities	$68,792,577	$48,751,053

COMMITMENTS AND CONTINGENCIES (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at March 31, 2009 and December 31, 2008	$25,536	$25,536
Additional paid-in capital	25,607,069	25,558,098
Accumulated deficit	(7,222,163)	(6,739,883)
Accumulated other comprehensive income	178,562	148,036
Total stockholders’ equity	$18,589,004	$18,991,787

Total liabilities and stockholders’ equity	$87,381,581	$67,742,840

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
Interest income:
Interest and fees on loans	$313,751	$87,162
Interest on federal funds sold	987	37,175
Interest on investment securities	598,219	230,802
Other interest income	—	5,912
Dividends on FHLB and Federal Reserve Bank stocks	10,093	7,875
Total interest income	923,050	368,926
Interest expense:
Deposits	294,076	87,949
Federal Home Loan Bank advances	92,154	—
Federal funds purchased and securities sold under agreements to repurchase	3,191	—
Other borrowings	3,571	4,396
Total interest expense	392,992	92,345

Net interest income	530,058	276,581

Provision for loan loss	117,500	37,066
Net interest income after provision for loan loss	412,558	239,515

Noninterest income:
Service charges and fees	68,902	5,610
Sublease income	4,108	3,750
Gain on sale of securities	76,935	39,620
Total noninterest income	149,945	48,980
Noninterest expense:
Salaries and employee benefits	611,602	504,069
Occupancy	136,019	117,767
Professional fees	116,426	72,035
Other general and administrative	180,736	167,214
Total noninterest expense	1,044,783	861,085

Income taxes	—	—

Net loss	$(482,280)	$(572,590)

Basic earnings (loss) per share	(0.19)	(0.22)

Diluted earnings (loss) per share	(0.19)	(0.22)

Weighted-average common shares
Basic	2,553,671	2,553,671
Diluted	2,553,671	2,553,671

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2009 and 2008

(Unaudited)

					Accumulated
			Additional		Other
	Shares	Common	Paid-in	Accumulated	Comprehensive
	Outstanding	Stock	Capital	Deficit	Income	Total

Balance at December 31, 2007	2,553,671	$25,536	$25,347,342	$(4,525,955)	$2,412	$20,849,335
Stock-based compensation	—	—	62,396	—	—	62,396
Comprehensive income (loss):	—	—	—	—	—	—
Net loss	—	—	—	(572,590)	—	(572,590)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	161,069	161,069
Less: reclassification adjustment for net gains included in income	—	—	—	—	(39,620)	(39,620)
Total comprehensive income (loss)						(451,141)
Balance at March 31, 2008	2,553,671	$25,536	$25,409,738	$(5,098,545)	$123,861	$20,460,590

Balance at December 31, 2008	2,553,671	$25,536	$25,558,098	$(6,739,883)	$148,036	$18,991,787
Stock-based compensation	—	—	48,971	—	—	48,971
Comprehensive income (loss):
Net loss	—	—	—	(482,280)	—	(482,280)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	107,461	107,461
Less: reclassification adjustment for net gains included in income	—	—	—	—	(76,935)	(76,935)
Total comprehensive income (loss)						(451,754)
Balance at March 31, 2009	2,553,671	$25,536	$25,607,069	$(7,222,163)	$178,562	$18,589,004

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(482,280)	$(572,590)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	36,932	26,724
Provision for loan losses	117,500	37,066
Net amortization of deferred loan fees/expenses	62,751	(62)
Net amortization of premiums on investment securities	20,208	9,808
Gain on sale of investment securities	(76,935)	(39,620)
Federal Home Loan Bank stock dividend	(3,200)	—
Recognition of stock-based compensation on stock options	48,971	62,396
Changes in operating assets and liabilities:
Interest receivable	(84,926)	(70,755)
Other assets	(22,458)	168,350
Accrued interest payable	28,856	14,596
Accounts payable and other liabilities	395,807	(32,061)
Deferred rent liability	7,314	10,011
Net cash provided by (used in) operating activities	$48,540	$(386,137)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(20,631,082)	$(12,042,723)
Proceeds from sales of investment securities, available-for-sale	6,861,722	2,488,676
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	3,939,476	1,965,538
Originated loans, net of pay downs	(9,653,846)	(3,908,528)
Purchase of premises and equipment	(2,863)	(6,098)
Proceeds from redemption of Federal Reserve Bank stock	13,400	—
Purchase of interest-bearing deposits with banks	—	(691,442)
Net cash used in investing activities	$(19,473,193)	$(12,194,577)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$17,825,883	$10,720,013
Net increase in federal funds purchased and securities sold under agreements to repurchase	783,472	—
Principal payments on capital lease	(9,306)	(8,482)
Proceeds from subscriptions receivable	—	1,600,000
Net cash provided by financing activities	$18,600,049	$12,311,531

Net decrease in cash and cash equivalents	$(824,604)	$(269,183)

CASH AND CASH EQUIVALENTS
Beginning of period	2,401,241	5,306,126
End of period	$1,576,637	$5,036,943

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Three Months Ended March 31, 2009 and 2008, (continued)

(Unaudited)

	For the Three Months Ended March 31,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$364,136	$77,750
Non-cash investing transactions:
Unrealized gain on investment securities available-for-sale	$30,526	$121,449
Available-for-sale investment securities purchased, but not yet settled	$1,009,498	$—

See Notes to Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ORGANIZATION

Solera National Bancorp, Inc. (the “Company”), is a Delaware corporation that was incorporated in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”), a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service community, commercial bank headquartered in Lakewood, Colorado serving the Denver metropolitan area.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2009, and the results of its operations for the three months ended March 31, 2009 and 2008.  Cash flows are presented for the three months ended March 31, 2009 and 2008.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.

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

Securities available-for-sale:  Securities available-for-sale are reported at fair value utilizing Level 2 inputs (see Note 11).  For these securities, the Company obtains fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.

Securities are also evaluated for impairment utilizing criteria such as the magnitude and duration of the decline and the intent and ability of the Company to retain the security for a period of time sufficient to allow for recovery of the value.  If a decline in value below amortized cost is determined to be other-than-temporary, which does not necessarily indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, the value of the security is reduced and a charge to earnings is recognized.

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

Recently Issued Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 115-2/124-2 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 157 effective for the quarter ending June 30, 2009. The Company is currently evaluating the impact that the adoption of this Statement will have on its financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company has elected to adopt FSP FAS 107-1 and APB 28-1 effective for the quarter ending June 30, 2009. The adoption will not have an impact on the Company’s financial position and results of operations.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$4,705,050	$77,958	$—	$4,783,008
Corporate	3,992,412	3,046	(178,490)	3,816,968
State and municipal	15,549,842	61,906	(243,600)	15,368,148
Mortgage-backed securities	28,058,230	485,313	(27,571)	28,515,972
Total securities available-for-sale	$52,305,534	$628,223	$(449,661)	$52,484,096

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,700,100	$46,500	$(866)	$5,745,734
Corporate	1,516,323	3,475	(16,236)	1,503,562
State and municipal	3,043,274	2,109	(115,545)	2,929,838
Mortgage-backed securities	31,149,728	345,360	(116,761)	31,378,327
Total securities available-for-sale	$41,409,425	$397,444	$(249,408)	$41,557,461

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in estimated fair value.  All individual securities that have been in a continuous unrealized loss position for 12 months or longer at March 31, 2009, have fluctuated in value since their purchase dates as a result of changes in market interest rates and not as a result of the underlying issuer’s ability to repay.  Management has reviewed the credit rating for all securities in a continuous unrealized loss position for 12 months or longer and determined that all securities are highly rated.  Additionally, the Company has the ability and intent to hold these securities until their fair value recovers to their cost, which may be until maturity. Accordingly, as of March 31, 2009, no declines in value are deemed to be other than temporary.

The Company recorded a net unrealized gain in the investment portfolio of $179,000 at March 31, 2009.  This was an improvement over the $148,000 unrealized gain at December 31, 2008.

The Company sold thirteen securities during the first quarter 2009 for a net realized gain of $77,000 and the Company sold six securities during the first quarter 2008 for a realized gain of $40,000.

Securities with carrying values of $10.3 million at March 31, 2009 and $15.4 million at December 31, 2008, were pledged as collateral to secure borrowings from the FHLB, public deposits and for other purposes as required or permitted by law.

NOTE 4 — LOANS

Loans consisted of the following:

		March 31, 2009	December 31, 2008
	Real estate – commercial	$13,613,557	$7,478,806
	Real estate – residential	5,224,006	5,043,352
	Construction and land development	6,220,904	3,848,555
	Commercial and industrial	5,043,029	4,083,633
	Consumer	964,085	958,611
	Gross loans	31,065,581	21,412,957
Less:	Allowance for loan losses	(385,500)	(268,000)
	Deferred loan (fees) / expenses, net	(118,276)	(56,747)
	Loans, net	$30,561,805	$21,088,210

During the first three months of 2009 and all of 2008, no loans were impaired, transferred to foreclosed properties or past due more than 90 days.

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

There were approximately $2.6 million in loans receivable from related parties at March 31, 2009 and December 31, 2008.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the first three months of 2009 and 2008 is summarized as follows:

	Quarter Ended
	March 31, 2009	March 31, 2008

Balance, beginning of period	$268,000	$47,396
Loans charged off	—	—
Recoveries on loans previously charged off	—	—
Provision for loan losses	117,500	37,066
Balance, end of period	$385,500	$84,462

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,170,823	9%	$3,910,236	10%
Interest-bearing demand	4,372,237	8	2,603,923	7
Money market accounts	4,745,634	9	6,488,427	17
Savings accounts	3,929,886	7	384,833	1
Certificates of deposit, less than $100,000	14,958,168	27	6,521,937	18
Certificates of deposit, greater than $100,000	22,311,361	40	17,752,870	47
Total deposits	$55,488,109	100%	$37,662,226	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at March 31, 2009 and December 31, 2008 was approximately $1.8 million and $2.7 million, respectively.

NOTE 7 — STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) with an effective date of September 10, 2007 and was approved by the Company’s stockholders at the annual meeting held on June 17, 2008.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $49,000 and $62,000 during the three months ended March 31, 2009 and 2008, respectively.  No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

The Company accounts for its stock-based compensation under the provisions of SFAS 123R.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 13,000 options during the first quarter 2009 as incentive compensation to two Bank officers.  No options were granted during the first quarter of 2008.

During the three months ended March 31, 2009, no options were forfeited; however, 16,499 vested options expired unexercised.  No options were exercised during the three months ended March 31, 2009.  During this same period, the Company recognized expense for approximately 23,000 options, representing a pro-rata amount of the options earned during the first quarter 2009 that are expected to vest.  As of March 31, 2009, there was approximately $627,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 2.6 years.

The following is a summary of the Company’s outstanding stock options at March 31, 2009:

	Options	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	360,255	$2.71
Granted	13,000	1.43
Exercised	—	—
Forfeited	—	—
Expired	(16,499)	2.75
Outstanding at March 31, 2009	356,756	$2.66

NOTE 8 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

	Three Months Ended March 31,
	2009	2008
Marketing and promotions	$20,569	$67,159
Data processing	66,290	46,909
Regulatory and reporting fees	34,324	13,756
Printing, stationery and supplies	6,866	9,436
Telephone/communication	10,849	7,183
Travel and entertainment	6,675	4,642
Postage and shipping	6,154	1,952
Training and education	2,261	2,485
Insurance	4,803	4,745
Dues and memberships	10,262	5,050
Miscellaneous	11,683	3,897
Total	$180,736	$167,214

NOTE 9 — INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset account recognized in the accompanying consolidated statements of financial condition:

	March 31, 2009	December 31, 2008
Deferred tax assets:
Start-up and organizational expenses	$1,185,571	$1,207,526
Net operating loss carryforward	1,236,532	1,096,123
Allowance for loan losses	119,622	76,082
Non-qualified stock options	19,117	16,045
Other	46,928	40,651
Total deferred tax assets	2,607,770	2,436,427
Deferred tax liabilities:
Net unrealized gain on securities available-for-sale	(66,168)	(54,856)
Federal Home Loan Bank stock dividend	(5,447)	(4,261)
Tax over book depreciation	(24,657)	(23,814)
Total deferred tax liabilities	(96,272)	(82,931)

Net deferred tax assets	2,511,498	2,353,496

Valuation allowance	(2,511,498)	(2,353,496)

Net deferred taxes	$—	$—

The Company has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period.  As of March 31, 2009, the Company has net operating loss carryforwards of approximately $3.3 million for federal income tax purposes.  Federal net operating loss carryforwards, to the extent not used, will expire beginning in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the three months ended March 31, 2009 and the twelve months ended December 31, 2008 due to the following:

	March 31, 2009	December 31, 2008
Computed “expected” tax benefit	$(168,798)	$(774,874)
Change in income taxes resulting from:
Change in valuation allowance	158,002	698,020
Other	10,796	76,854
Income tax provision	$—	$—

NOTE 10 — COMMITMENTS AND CONTINGENCIES

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

At March 31, 2009 and December 31, 2008 the following financial instruments were outstanding whose contract amounts represent credit risk:

	March 31, 2009	December 31, 2008
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$9,585,718	$6,715,658
Letters of credit	—	—
Total commitments	$9,585,718	$6,715,658

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

NOTE 11 — FAIR VALUE MEASUREMENTS (SFAS 157 DISCLOSURE)

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

Level 1 —      inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

Level 2 —      inputs are other than quoted prices included in Level 1 that are observable for the asset or liability either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 —      valuation is generated from model-based techniques that use at least one significant assumption not observable in the market.  These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of March 31, 2009 and December 31, 2008, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

NOTE 12 — SUBSEQUENT EVENTS

Effective April 28, 2009, the Company entered into a separation agreement with an employee who also served as a director for both the Company and the Bank.  The Company will incur a one-time charge of $53,333 associated with this separation agreement during the second quarter of 2009.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of March 31, 2009 and results of operations for the three months ended March 31, 2009.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Recent Economic Events

The global and U.S. economies continue to experience significantly reduced business activity during the first quarter of 2009.  Real Gross Domestic Product (GDP) — the output of goods and services produced by labor and property located in the United States — decreased at an annual rate of 6.1% in the first quarter of 2009, according to advance estimates released by the Bureau of Economic Analysis.  In the fourth quarter of 2008, real GDP decreased at an annual rate of 6.3%.  Our lending operations are entirely in the State of Colorado which has not been immune to the weakened economy.  Unemployment reached 7.2% by the end of the first quarter. Most predictions are for increasing unemployment throughout 2009. According to a recent Manpower survey, Denver metropolitan area employers planning to hire in 2009 declined to 15% from 32% in the fourth quarter of 2008.

Dramatic declines in the housing market during the past year, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions. These write-downs, initially of mortgage-backed securities but spreading to other areas of the credit market, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions or, in some cases, to fail.  Many banks, such as ours, that were not underwriting subprime residential real estate loans have not experienced the significant losses in their loan and investment portfolios or liquidity concerns that larger institutions have experienced.

To combat the severe recession, the federal government and the Federal Reserve have been extremely active in setting monetary policy.  The Federal Reserve has lowered both the federal funds benchmark rate and the discount rate by 400 basis points in 2008, and at the end of the first quarter of 2009, the federal funds target rate was approximately 0% and the discount rate was 0.50%.

We are not aware of any known trends, events or uncertainties particular to our Company that will have or are reasonably likely to have a material adverse effect on the following:

Investment Securities:  We do not hold mortgage-backed securities backed by subprime mortgages in our investment portfolio or collateralized debt obligations backed directly or indirectly by such mortgage-backed securities or other low-quality loans.  Nor do we own corporate bonds and other debt instruments whose values have been impacted by the deterioration of the financial markets.  We do not hold any preferred or common stock of Fannie Mae or Freddie Mac.

Loans — Credit Quality:  We have not engaged in the origination of subprime mortgage loans or in subprime lending.  We have not engaged in real estate development lending except in accordance with our rigorous underwriting standards involving substantial collateral protection.  To date, we have not experienced any deterioration in credit quality.  As of March 31, 2009 we have no past due loans and no nonaccrual loans.

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

Comparative Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended March 31, 2009 compared to the financial condition and results of operations for the three months ended March 31, 2008.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank, which opened for business September 10, 2007.

As of March 31, 2009, the Company had total assets of $87.4 million, an increase of $19.6 million, or 29%, from December 31, 2008.  Net loans increased $9.5 million, or 45%, from $21.1 million at December 31, 2008 to $30.6 million at March 31, 2009.  Similarly, the Company’s total deposits grew $17.8 million, or 47%, from $37.7 million at December 31, 2008 to $55.5 million as of March 31, 2009.   This growth was achieved as a result of our successful business development program.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 1

	Three Months Ended March 31, 2009			Three Months Ended March 31, 2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$24,599,433	$313,751	5.17%	$5,336,136	$87,162	6.57%
Investment securities**	46,191,653	598,219	5.25%	18,084,544	230,802	5.13%
FHLB and Federal Reserve Bank Stocks	1,073,482	10,093	3.81%	525,000	7,875	6.03%
Federal funds sold	1,423,900	987	0.28%	4,351,538	37,175	3.44%
Interest-bearing deposits in banks	—	—	—%	438,653	5,912	5.42%
Total interest-earning assets	73,288,468	$923,050	5.11%	28,735,871	$368,926	5.16%
Noninterest-earning assets	2,100,520			1,907,162
Total assets	$75,388,988			$30,643,033

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$6,928,227	$39,094	2.29%	$4,228,868	$31,852	3.03%
Interest-bearing checking	3,328,612	12,263	1.49%	402,068	385	0.39%
Time deposits	31,970,878	242,719	3.08%	4,581,073	55,712	4.89%
Federal funds purchased and securities sold under agreements to repurchase	913,272	3,191	1.42%	—	—	—%
Federal Home Loan Bank advances	10,000,000	92,154	3.74%	—	—	—%
Other borrowings	152,819	3,571	9.48%	188,156	4,396	9.40%
Total interest-bearing liabilities	53,293,808	$392,992	2.99%	9,400,165	$92,345	3.95%
Noninterest-bearing checking accounts	2,768,040			246,454
Noninterest-bearing liabilities	363,097			226,956
Stockholders’ equity	18,964,053			20,769,458
Total liabilities and stockholders’ equity	$75,388,998			$30,643,033

Net interest income		$530,058			$276,581

Net interest spread		2.12%			1.21%

Net interest margin		2.93%			3.87%

**  Yields on investment securities have not been adjusted to a tax-equivalent basis.

The following table presents the dollar amount of changes in interest and fee income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.  The information details the changes attributable to a change in volume (i.e. change in average balance multiplied by the prior-period average rate) and changes attributable to a change in rate (i.e. change in average rate multiplied by the current-period average balance).

Table 2

	Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$226,589	$(85,444)	$312,033
Investment securities	367,417	13,697	353,720
FHLB and Federal Reserve Bank stocks	2,218	(5,925)	8,143
Federal funds sold	(36,188)	(11,169)	(25,019)
Interest-bearing deposits in banks	(5,912)	—	(5,912)
Total interest income	$554,124	$(88,841)	$642,965

Interest expense:
Money market and savings deposits	$7,242	$(12,763)	$20,005
Interest-bearing checking	11,878	9,178	2,700
Time deposits	187,007	(144,063)	331,070
Federal funds purchased and securities sold under agreements to repurchase	3,191	—	3,191
Federal Home Loan Bank advances	92,154	—	92,154
Other borrowings	(825)	30	(855)
Total interest expense	$300,647	$(147,618)	$448,265

Net interest income	$253,477	$58,777	$194,700

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest and fee income, principally from loan and investment security portfolios, and interest expense, principally on customer deposits and borrowings.  Net interest income is our principal source of earnings.  Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 7.25% on January 1, 2008.  During the first quarter of 2008, the prime interest rate fell 200 basis points to end the quarter at 5.25%.  During 2008, it fell another 200 basis points to end the 2008 year at 3.25%.  The prime interest rate remained at 3.25% for the first quarter of 2009.

The federal funds rate, which is the cost of immediately available, overnight funds, has moved in a similar manner.  It averaged 3.17% during the first quarter of 2008 compared to 0.19% during the first quarter of 2009.

The impact of these decreases in interest rates can be seen in the Company’s decreasing net interest margin, which declined 94 basis points, or 24%, from the first quarter 2008 to the first quarter 2009.  As evident in Table 2, the reason for this decline is due to the declining rate environment; however, the impact has been mitigated by the fact

that the Company’s volumes have drastically increased.   Since a substantial portion of the Bank’s loan portfolio is tied to the prime interest rate, the average yield on loans has decreased from 6.57% at March 31, 2008 to 5.17% at March 31, 2009.  However, the Bank’s average yield on total interest-earning assets has only fallen 5 basis points, from 5.16% during the first quarter of 2008 to 5.11% during the first quarter of 2009, due primarily to a change in the asset mix from lower-yielding assets (federal funds sold) to higher-yielding assets (loans and investments).  The Company’s balance sheet is currently asset sensitive, meaning that earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company could experience compression in its net interest margin during periods of declining short-term interest rates.

Total interest income was $923,000 for the first quarter of 2009, consisting primarily of interest on investment securities of $598,000 and interest and fees on loans of $314,000.  This compared to total interest income of $369,000 during the first quarter of 2008, consisting primarily of interest on investment securities of $231,000, interest and fees on loans of $87,000 and interest on federal funds sold of $37,000.  Average loans, net of unearned fees, increased $19.3 million, from $5.3 million at March 31, 2008 to $24.6 million at March 31, 2009.  Average investment securities increased $28.1 million from $18.1 million at March 31, 2008 to $46.2 million at March 31, 2009.  As more of the Company’s resources were deployed in loans and investment securities, average federal funds sold decreased $2.9 million from $4.4 million at March 31, 2008 to $1.4 million at March 31, 2009.

Total interest expense was $393,000 in the first quarter of 2009, an increase of $301,000 from $92,000 during the first quarter of 2008.  $206,000 of this increase was due to higher average deposits which increased $33.0 million from $9.2 million at March 31, 2008 to $42.2 million at March 31, 2009.  An additional $92,000 of this increase was due to interest expense on $10.0 million of Federal Home Loan Bank advances.  Overall, the interest rate on total interest-bearing liabilities decreased from 3.95% at March 31, 2008 to 2.99% at March 31, 2009; primarily due to the falling interest rate environment.

Net interest income was $530,000 in the first quarter of 2009, an increase of $253,000, or 92%, from $277,000 during the first quarter of 2008.  This increase was primarily the result of increased volumes.  Our annualized net interest margin was 2.93% for the three months ended March 31, 2009 compared to 3.87% for the three months ended March 31, 2008.  The net interest margin compression was due to lower interest rates which negatively impacted the Bank given its asset sensitive balance sheet.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the first three months of 2009, our provision for loan losses was $118,000 relating to the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were no loans specifically reserved for under the SFAS 114 Component of the loan loss reserve.  Furthermore, there were no charge-offs or non-performing loans during this period.

Noninterest Income

The noninterest income for the quarter ended March 31, 2009 was $150,000, an increase of $101,000 from $49,000 at March 31, 2008.  The Company sold thirteen securities for a net gain of $77,000 during the first quarter of 2009, compared to a net gain of $40,000 during the first quarter of 2008 for the sale of securities.  Service charges on deposits increased $63,000 from $6,000 during the first quarter of 2008 to $69,000 during the first quarter of 2009, due to the significant increase in customer relationships.  Sublease income remained constant, at $4,000, during the first quarter of 2008 and 2009, for offices within the Bank’s main office building that are leased to third parties.

Noninterest Expense

Our total noninterest expense was $1.0 million for the quarter ended March 31, 2009, a 21%, or $184,000, increase from $861,000 at March 31, 2008.  This consisted of an increase in salaries and employee benefits of $108,000, or 21%, related to the 21 full-time equivalent employees as of March 31, 2009 compared to 16 full-time equivalent employees as of March 31, 2008.  Occupancy expense increased $18,000, or 15%, quarter-over-quarter primarily due to the re-occupancy of the Bank’s professional offices resulting in increased rent expense.  Professional fees increased $44,000, or 62%, quarter-over-quarter, primarily due to increased fees for our external audit.

Other general and administrative expenses increased $14,000, or 8%, quarter-over-quarter.  This increase was primarily the result of a $21,000 increase in regulatory and reporting fees primarily due to increases in Federal Deposit Insurance Corporation (FDIC) fees due to significant increases in average deposit volumes, as well as increases in FDIC rates; a $19,000, or 41%, increase in data processing fees due to increased customer volumes; $5,000 increase in dues and memberships as members of the Bank’s management team joined more nonprofit organizations in an effort to increase community awareness of the Bank’s products and services; $4,000 increase in postage and shipping primarily due to increased armored courier expenses as the result of increased branch activity; and $4,000 increase in telephone and communication expense primarily due to the re-occupancy of the Bank’s professional offices which required additional information technology and telephone lines; and an $8,000 increase in miscellaneous other expenses.  These increases were partially offset by a $47,000 decrease in marketing and promotions as the Company reduced some of its marketing expenditures.

Income Taxes

No federal or state tax expense has been recorded for the quarters ended March 31, 2009 and 2008, based upon net operating losses.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at March 31, 2009 is $0.

Financial Condition

Customer deposits, Federal Home Loan Bank advances, and proceeds from the initial public offering completed in 2007 were primarily invested in loans and investment securities, resulting in total assets as of March 31, 2009 of $87.4 million.

As of March 31, 2009, stockholders’ equity was $18.6 million, as a result of the initial public offering, partially offset by the inception-to-date losses from start-up activities and current operations.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At March 31, 2009, the Bank had a total of $1.1 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $448,000 in Federal Reserve Bank stock and $621,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of March 31, 2009, the Federal Reserve Bank stock is yielding an average of 6.0% and the FHLB stock is yielding an average rate of 2.1%.

Investment Securities

Our investment portfolio serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At March 31, 2009, Solera National Bank’s securities consisted of available-for-sale securities of $52.5 million.  The following table provides additional detail on the Company’s investment securities as of March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield
Securities available-for-sale
U.S. government agencies	$4,783,008	4.93%	$5,745,734	5.38%
Corporate	3,816,968	5.90	1,503,562	5.99
State and municipal	15,368,148	5.61	2,929,838	5.59
Mortgage-backed securities	28,515,972	5.05	31,378,327	5.20
Total securities available-for-sale	$52,484,096	5.26%	$41,557,461	5.28%

Loan Portfolio

Our primary focus is income from interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

		March 31, 2009		December 31, 2008
		Amount	% of Total	Amount	% of Total
	Real estate — commercial	$13,613,557	44%	$7,478,806	35%
	Real estate — residential	5,224,006	17	5,043,352	24
	Construction and land development	6,220,904	20	3,848,555	18
	Commercial and industrial	5,043,029	16	4,083,633	19
	Consumer	964,085	3	958,611	4
	Gross loans	31,065,581	100%	21,412,957	100%
Less:	Allowance for loan losses	(385,500)		(268,000)
	Deferred loan (fees) / expenses, net	(118,276)		(56,747)
	Loans, net	$30,561,805		$21,088,210

As of March 31, 2009, net loans were $30.6 million, a $9.5 million, or 45%, increase from $21.1 million at December 31, 2008.  Net loans as a percentage of total assets were 35% as of March 31, 2009, compared to 31% at December 31, 2008.

The real estate — commercial loan portfolio consists primarily of lines of credit or term loans to businesses that are secured by real estate.  At March 31, 2009, there were $13.6 million commercial real estate loans in the loan portfolio, an increase of 82%, or $6.1 million, from $7.5 million at December 31, 2008.

The real estate — residential loan portfolio consists of residential second mortgage loans, home equity loans and lines of credit and home improvement loans.  At March 31, 2009, $5.2 million was outstanding for residential real estate loans, an increase of 4% from $5.0 million outstanding at December 31, 2008.

The construction and land development loan portfolio is comprised of construction loans for owner-occupied construction and development loans for property being constructed and sold to third parties.  At March 31, 2009, construction and land development loans totaled $6.2 million, an increase of $2.4 million, or 62%, from $3.8 million at December 31, 2008.

The commercial and industrial loan portfolio consists of loans to businesses primarily for working capital lines of credit.  At March 31, 2009, commercial and industrial loans totaled $5.0 million, a $959,000, or 23%, increase from $4.1 million at December 31, 2008.

The consumer and other loan portfolio consists of personal lines of credit, loans to acquire personal assets such as automobiles and boats and overdraft protection balances for our deposit customers.  As of March 31, 2009, there were $964,000 consumer and other loans in the loan portfolio, an increase of $5,000 from December 31, 2008.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Bank’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Bank’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  Although the Colorado economy has outperformed the majority of other metropolitan areas nationally, it began to show some signs of weakness during the fourth quarter of 2008.  Management is diligently monitoring the impact these economic trends may have on our Colorado loan portfolio.  At this time, management believes the allowance for loan losses has adequately captured the overall weaknesses in the Colorado economy.  Additionally, since the Bank’s loan portfolio is in the initial stages, it contains only 86 funded loans, with the three largest loans comprising approximately 20% of the portfolio’s gross value.  However, management expects this concentration to diminish over time as the Bank’s loan portfolio continues to grow.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.1 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

Loan terms vary according to loan type. The following table shows the contractual maturity distribution of loans as of March 31, 2009 and December 31, 2008:

	As of March 31, 2009
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — commercial	$616,771	$5,319,951	$1,030,000	$6,646,835	$—	$13,613,557
Real estate — residential	1,550	92,667	—	—	5,129,789	5,224,006
Construction and land development	3,669,976	1,025,000	1,525,928	—	—	6,220,904
Commercial and industrial	1,979,170	1,151,757	753,172	1,158,930	—	5,043,029
Consumer	220,125	715,298	—	28,662	—	964,085
Gross loans	$6,487,592	$8,304,673	$3,309,100	$7,834,427	$5,129,789	$31,065,581

	As of December 31, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — commercial	$30,000	$5,182,139	$991,531	$1,275,136	$—	$7,478,806
Real estate — residential	1,550	415,995	—	—	4,625,807	5,043,352
Construction and land development	3,103,333	—	745,222	—	—	3,848,555
Commercial and industrial	2,267,209	993,550	575,207	247,667	—	4,083,633
Consumer	242,389	716,222	—	—	—	958,611
Gross loans	$5,644,481	$7,307,906	$2,311,960	$1,522,803	$4,625,807	$21,412,957

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets. As of March 31, 2009, there were no nonperforming assets.

An internally classified loan list is maintained that helps management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with clear and defined weaknesses, such as highly leveraged positions, unfavorable financial ratios, uncertain repayment resources or poor financial condition, which may jeopardize recoverability of the loan. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but also have an increased risk that loss may occur or at least a portion of the loan may require a charge-off if liquidated at present. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. Solera National Bank had no loans classified in any of these categories at March 31, 2009.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, information regarding the ability of the borrower to repay the loan, current economic conditions and other pertinent factors will be considered.  The allowance was $386,000, or 1.24% of outstanding principal as of March 31, 2009 compared to $268,000, or 1.25% of outstanding principal as of December 31, 2008.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the three months ended March 31, 2009 and 2008, there were no charge-offs.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were as follows:

	March 31, 2009	December 31, 2008
Commitments to extend credit	$9,585,718	$6,715,658
Letters of credit	—	—
Total commitments	$9,585,718	$6,715,658

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Commitments also include revolving lines of credit arrangements and unused commitments for commercial and real estate secured loans.  Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements.

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

Borrowings

As of March 31, 2009, the Bank had $10.0 million in borrowings from the Federal Home Loan Bank of Topeka (FHLB) with varying maturity dates between April 2009 and June 2010 and a weighted-average fixed interest rate of 3.74%.   On April 16, 2009, $1.3 million of the fixed-rate advance matured and was subsequently rolled into an overnight line-of-credit with the FHLB.  The current interest rate on this variable-rate line-of-credit is approximately 200 basis points less than the fixed-rate advance it replaced.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $11.3 million with Bankers Bank of the West, First Tennessee Bank N.A., the Independent Bankers Bank, and Wells Fargo.  Additionally, the Bank has access to a secured Federal Funds line with Bankers Bank of the West.  As of March 31, 2009, the Company had $345,000. outstanding on these lines.

Loan Commitments

At March 31, 2009, the Company had $9.6 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the banking regulatory agencies are applicable to Solera National Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.0%, Tier 1 capital to risk-weighted assets of 4.0%, and Tier 1 capital to total average assets of 4.0%. Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Solera National Bank’s financial statements.

As of March 31, 2009, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at March 31, 2009:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Problems
As of March 31, 2009	Amount	%	Amount	%	Amount	%
($ in thousands)
Total capital (to risk-weighted assets)	$14,856	30.2%	$3,931	>8.0%	$4,914	>10.0%
Tier 1 capital (to risk-weighted assets)	$14,470	29.4%	$1,966	>4.0%	$2,949	>6.0%
Tier 1 capital (to average assets)	$14,470	19.2%	$3,012	>4.0%	$3,765	>5.0%

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

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of March 31, 2009, the loan to deposit ratio was 56% a slight decrease from 57% at December 31, 2008.

Solera National Bank had cash and cash equivalents of $1.6 million, or 1.8% of total Bank assets, at March 31, 2009.  Management feels Solera National Bank should have adequate liquidity to meet anticipated future funding needs.

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: May 12, 2009	/s/ Douglas Crichfield
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