Form 10-Q
period 2009-06-30
Solera National Bancorp, Inc.
filed 2009-08-12
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 10, 2009, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2008 Annual Report filed on Form 10-K with the Securities and Exchange Commission (SEC), which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of June 30, 2009 and December 31, 2008

(Unaudited)

	June 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$718,401	$1,436,241
Federal funds sold	385,000	965,000
Total cash and cash equivalents	1,103,401	2,401,241

Investment securities, available-for-sale	53,718,003	41,557,461

Gross loans	39,307,887	21,412,957
Net deferred (fees)/expenses	(102,977)	(56,747)
Allowance for loan losses	(520,000)	(268,000)
Net loans	38,684,910	21,088,210

Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,063,900	1,079,550
Premises and equipment, net	947,975	1,011,579
Interest receivable	657,487	382,761
Other assets	213,664	222,038
Total assets	$96,389,340	$67,742,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$5,637,098	$3,910,236
Interest-bearing demand	2,772,715	2,603,923
Savings and money market	13,218,889	6,873,260
Time deposits	44,630,205	24,274,807
Total deposits	66,258,907	37,662,226

Federal funds purchased and securities sold under agreements to repurchase	1,541,431	398,162
Accrued interest payable	113,535	80,274
Accounts payable and other liabilities	419,735	393,498
Federal Home Loan Bank advances	9,500,000	10,000,000
Deferred rent liability	74,097	60,505
Capital lease liability	137,557	156,388
Total liabilities	$78,045,262	$48,751,053

COMMITMENTS AND CONTINGENCIES (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at June 30, 2009 and December 31, 2008	$25,536	$25,536
Additional paid-in capital	25,660,367	25,558,098
Accumulated deficit	(7,745,555)	(6,739,883)
Accumulated other comprehensive income	403,730	148,036
Total stockholders’ equity	$18,344,078	$18,991,787

Total liabilities and stockholders’ equity	$96,389,340	$67,742,840

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008

(Unaudited)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$468,664	$141,440	$782,414	$228,602
Interest on federal funds sold	109	15,891	1,096	53,066
Interest on investment securities	650,134	322,009	1,248,353	552,811
Other interest income	12	7,545	13	13,457
Dividends on FHLB and Federal Reserve Bank stocks	9,702	10,402	19,795	18,277
Total interest income	1,128,621	497,287	2,051,671	866,213
Interest expense:
Deposits	368,342	98,854	662,417	186,804
Federal Home Loan Bank advances	86,221	42,346	178,376	42,346
Federal funds purchased and securities sold under agreements to repurchase	4,332	82	7,522	82
Other borrowings	3,353	4,197	6,924	8,593
Total interest expense	462,248	145,479	855,239	237,825

Net interest income	666,373	351,808	1,196,432	628,388

Provision for loan losses	134,500	50,038	252,000	87,104
Net interest income after provision for loan losses	531,873	301,770	944,432	541,284

Noninterest income:
Service charges and fees	71,039	11,644	139,942	17,254
Sublease income	217	4,950	4,324	8,700
Gain on sale of securities	30,089	5,644	107,024	45,264
Total noninterest income	101,345	22,238	251,290	71,218
Noninterest expense:
Salaries and employee benefits	685,848	481,050	1,297,451	985,120
Occupancy	139,151	113,114	275,171	230,881
Professional fees	67,600	73,510	184,027	145,545
Other general and administrative	264,011	189,276	444,745	356,488
Total noninterest expense	1,156,610	856,950	2,201,394	1,718,034

Income taxes	—	—	—	—

Net (loss)	$(523,392)	$(532,942)	$(1,005,672)	$(1,105,532)

Basic earnings (loss) per share	(0.20)	(0.21)	(0.39)	(0.43)

Diluted earnings (loss) per share	(0.20)	(0.21)	(0.39)	(0.43)

Weighted-average common shares
Basic	2,553,671	2,553,671	2,553,671	2,553,671
Diluted	2,553,671	2,553,671	2,553,671	2,553,671

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2009 and 2008

(Unaudited)

			Additional		Accumulated Other
	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total

Balance at December 31, 2007	2,553,671	$25,536	$25,347,342	$(4,525,955)	$2,412	$20,849,335
Stock-based compensation	—	—	124,812	—	—	124,812
Comprehensive income (loss):
Net (loss)	—	—	—	(1,105,532)	—	(1,105,532)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	(243,462)	(243,462)
Less: reclassification adjustment for net gains included in income	—	—	—	—	(45,264)	(45,264)
Total comprehensive income (loss)						(1,394,258)
Balance at June 30, 2008	2,553,671	$25,536	$25,472,154	$(5,631,487)	$(286,314)	$19,579,889

Balance at December 31, 2008	2,553,671	$25,536	$25,558,098	$(6,739,883)	$148,036	$18,991,787
Stock-based compensation	—	—	102,269	—	—	102,269
Comprehensive income (loss):
Net (loss)	—	—	—	(1,005,672)	—	(1,005,672)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	362,718	362,718
Less: reclassification adjustment for net gains included in income	—	—	—	—	(107,024)	(107,024)
Total comprehensive income (loss)						(749,978)
Balance at June 30, 2009	2,553,671	$25,536	$25,660,367	$(7,745,555)	$403,730	$18,344,078

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008

(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,005,672)	$(1,105,532)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	83,084	54,109
Provision for loan losses	252,000	87,104
Net amortization of deferred loan fees/expenses	(36,123)	(653)
Discount accretion on interest-bearing deposits with banks	—	(11,796)
Net amortization of premiums on investment securities	33,667	26,983
Gain on sale of investment securities	(107,024)	(45,264)
Federal Home Loan Bank stock dividend	(6,400)	(2,500)
Recognition of stock-based compensation on stock options	102,269	124,812
Changes in operating assets and liabilities:
Interest receivable	(274,726)	(155,050)
Other assets	(478)	152,600
Accrued interest payable	33,261	12,724
Accounts payable and other liabilities	26,237	27,050
Deferred loan fees/expenses, net	82,353	22,153
Deferred rent liability	13,592	18,208
Net cash used in operating activities	$(803,960)	$(795,052)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(29,684,814)	$(25,889,302)
Proceeds from sales of investment securities, available-for-sale	10,072,517	4,849,038
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	7,780,806	4,076,959
Originated loans, net of pay downs	(17,894,930)	(7,726,095)
Purchase of premises and equipment	(10,628)	(17,864)
Purchase of Federal Home Loan Bank stock	—	(500,000)
Proceeds from redemption of Federal Reserve Bank stock	22,050	32,350
Proceeds from maturity of interest-bearing deposits with banks	—	100,000
Purchase of interest-bearing deposits with banks	—	(686,626)
Net cash used in investing activities	$(29,714,999)	$(25,761,540)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$28,596,681	$13,437,039
Net increase in federal funds purchased and securities sold under agreements to repurchase	1,143,269	—
Principal payments on capital lease	(18,831)	(17,162)
Proceeds from FHLB advances	1,750,000	—
Repayment of FHLB advances	(2,250,000)	10,000,000
Proceeds from subscriptions receivable	—	1,600,000
Net cash provided by financing activities	$29,221,119	$25,019,877

Net decrease in cash and cash equivalents	$(1,297,840)	$(1,536,715)

CASH AND CASH EQUIVALENTS
Beginning of period	2,401,241	5,306,126
End of period	$1,103,401	$3,769,411

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Six Months Ended June 30, 2009 and 2008, (continued)

(Unaudited)

	For the Six Months
	Ended June 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$821,978	$225,101
Non-cash investing transactions:
Unrealized gain (loss) on investment securities available-for-sale	$255,694	$(288,726)

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2009, and the results of its operations for the three and six months ended June 30, 2009 and 2008.  Cash flows are presented for the six months ended June 30, 2009 and 2008.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.

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

Securities available-for-sale:  Securities available-for-sale are reported at fair value utilizing Level 2 inputs (see Note 11).  For these securities, the Company obtains fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income.

Securities are also evaluated for impairment utilizing criteria such as the magnitude and duration of the decline, current market conditions, payment history, the credit worthiness of the obligator, the intent of the Company to retain the security or whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  If a decline in value below amortized cost is determined to be other-than-temporary, which does not necessarily indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, the security is reviewed in more detail in order to determine the portion of the impairment that relates to credit (resulting in a charge to earnings) versus the portion of the impairment that is noncredit related (resulting in a charge to accumulated other comprehensive income).  A credit loss is determined by comparing the present value of cash flows expected to be collected, computed using the original yield as the discount rate, to the amortized cost basis.

Stock-based compensation:  The Company accounts for stock-based compensation to employees as outlined in FASB Statement No. 123(R), Share-Based Payment, (FAS 123R).  The cost of employee services received in exchange for an award of equity instruments is based on the grant-date fair value of the award.

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

The Company has established a formal process for determining an adequate allowance for loan losses.  The allowance for loan losses calculation process has two components.  The first component represents the allowance for loan losses for impaired loans computed in accordance with FASB Statement No. 114, Accounting by Creditors for Impairment of a Loan (FAS 114 Component), as amended by FASB Statement No. 118, Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures - an amendment of FASB Statement No. 114.  To determine the FAS 114 Component, collateral dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component is the allowance for loan losses calculated under FASB Statement No. 5, Accounting for Contingencies (FAS 5 Component), and represents the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions, delays in obtaining information about a borrower’s financial condition, delinquent loans that have not been determined to be impaired, results of internal and external loan reviews, and other factors.  This component of the allowance for loan losses is calculated by assigning a probable loss range, to each identified risk factor.  The recorded allowance for loan losses is the aggregate of the FAS 114 Component and FAS 5 Component.

Recently Issued Accounting Pronouncements

During the second quarter 2009, the Company adopted Financial Accounting Standards No. 165, Subsequent Events (FAS 165). FAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See “Note 12 — Subsequent Events” for the related disclosure. The adoption of FAS 165 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2/124-2). FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009. The Company adopted FSP FAS 115-2/124-2 during the quarter ended June 30, 2009. Adoption of this Statement did not have a significant impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (FSP FAS 157-4). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP FAS 157-4 is effective for periods ending after June 15, 2009. The Company adopted FSP FAS 157-4 during the quarter ended June 30, 2009.  Adoption of this Statement did not have a significant impact on the Company’s financial position and results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1). FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP FAS 107-1 and APB 28-1 are effective for periods ending after June 15, 2009. The Company adopted FSP FAS 107-1 and APB 28-1 during the quarter ended June 30, 2009. Adoption did not have an impact on the Company’s financial position and results of operations.

In June 2009, the FASB issued Financial Accounting Standard No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FAS 168).  Under this Statement, The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of FAS 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered, non-SEC accounting literature not included in the Codification will become nonauthoritative.  After the effective date, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The Codification does not change GAAP, and, therefore, the Company does not expect that the adoption of FAS 168 will have a material impact on the Company’s financial position or results of operations.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$2,696,148	$56,718	$(4,952)	$2,747,914
Corporate	4,500,083	81,945	(9,109)	4,572,919
State and municipal	20,806,516	146,976	(322,548)	20,630,944
Residential mortgage-backed securities	25,311,526	472,530	(17,830)	25,766,226
Total securities available-for-sale	$53,314,273	$758,169	$(354,439)	$53,718,003

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,700,100	$46,500	$(866)	$5,745,734
Corporate	1,516,323	3,475	(16,236)	1,503,562
State and municipal	3,043,274	2,109	(115,545)	2,929,838
Residential mortgage-backed securities	31,149,728	345,360	(116,761)	31,378,327
Total securities available-for-sale	$41,409,425	$397,444	$(249,408)	$41,557,461

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2009 and December 31, 2008 are shown below. Mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are commonly received on mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	Amortized Cost		Estimated Fair Value
	June 30,	December 31,	June 30,	December 31,
	2009	2008	2009	2008
Securities available-for-sale
Due within one year	$1,527,158	$1,516,323	$1,549,402	$1,503,562
Due after one year through five years	3,910,169	497,361	3,976,092	499,470
Due after five years through ten years	12,077,430	6,167,986	12,033,820	6,160,151
Due after ten years	35,799,516	33,227,755	36,158,689	33,394,278
Total securities available-for-sale	$53,314,273	$41,409,425	$53,718,003	$41,557,461

The following tables shows the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of June 30, 2009 and December 31, 2008.

	June 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Description of securities:
U.S. government agencies	$242,118	$(4,952)	$—	$—	$242,118	$(4,952)
Corporate	519,360	(9,109)	—	—	519,360	(9,109)
State and municipal	10,375,989	(239,755)	548,385	(82,793)	10,924,374	(322,548)
Mortgage-backed securities	1,389,758	(14,300)	608,999	(3,530)	1,998,757	(17,830)
Total temporarily impaired	$12,527,225	$(268,116)	$1,157,384	$(86,323)	$13,684,609	$(354,439)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of securities:
U.S. government agencies	$453,254	$(866)	$—	$—	$453,254	$(866)
Corporate	1,010,852	(16,236)	—	—	1,010,852	(16,236)
State and municipal	2,430,368	(115,545)	—	—	2,430,368	(115,545)
Mortgage-backed securities	9,370,807	(102,508)	373,988	(14,253)	9,744,795	(116,761)
Total temporarily impaired	$13,265,281	$(235,155)	$373,988	$(14,253)	$13,639,269	$(249,408)

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  The five individual securities that have been in a continuous unrealized loss position for 12 months or longer at June 30, 2009, have fluctuated in value since their purchase dates as a result of changes in market interest rates and not as a result of the underlying issuer’s ability to repay.  Management has reviewed the credit rating for all securities in a continuous unrealized loss position for 12 months or longer and determined that all securities are highly rated.  Additionally, the Company has the intent to hold these securities and the Company does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity. Accordingly, as of June 30, 2009, no declines in value are deemed to be other than temporary.  Only one security was in a continuous unrealized loss position at December 31, 2008, and management’s evaluation of that security determined it was not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $404,000 at June 30, 2009.  This was an improvement over the $148,000 unrealized gain at December 31, 2008.

The Company sold nineteen securities for gross realized gains of $112,000 and one security for a loss of $5,000 during the first six months of 2009.  The Company sold eleven securities for gross realized gains of $46,000 and one security for a loss of $1,000 during the first six months of 2008.  Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $12.8 million at June 30, 2009 and $15.4 million at December 31, 2008, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

Loans consisted of the following:

	June 30, 2009	December 31, 2008
Real estate – commercial	$19,335,581	$7,478,806
Real estate – residential	5,975,755	5,043,352
Construction and land development	6,444,183	3,848,555
Commercial and industrial	6,479,888	4,083,633
Consumer	1,072,480	958,611
Gross loans	39,307,887	21,412,957
Less: Allowance for loan losses	(520,000)	(268,000)
Deferred loan (fees) / expenses, net	(102,977)	(56,747)
Loans, net	$38,684,910	$21,088,210

During the first six months of 2009 and all of 2008, no loans were impaired, transferred to foreclosed properties or past due more than 90 days.

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

There were approximately $2.6 million in loans receivable from related parties at June 30, 2009 and December 31, 2008.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the first six months of 2009 and 2008 is summarized as follows:

	Six-Month Period Ended
	June 30, 2009	June 30, 2008
Balance, beginning of period	$268,000	$47,396
Loans charged off	—	—
Recoveries on loans previously charged off	—	—
Provision for loan losses	252,000	87,104
Balance, end of period	$520,000	$134,500

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$5,637,098	9%	$3,910,236	10%
Interest-bearing demand	2,772,715	4	2,603,923	7
Money market accounts	3,651,495	6	6,488,427	17
Savings accounts	9,567,394	14	384,833	1
Certificates of deposit, less than $100,000	17,361,920	26	6,521,937	18
Certificates of deposit, greater than $100,000	27,268,285	41	17,752,870	47
Total deposits	$66,258,907	100%	$37,662,226	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at June 30, 2009 and December 31, 2008 was approximately $1.5 million and $2.7 million, respectively.

NOTE 7 — STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) with an effective date of September 10, 2007 and was approved by the Company’s stockholders at the annual meeting held on June 17, 2008.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $102,000 and $125,000 during the six months ended June 30, 2009 and 2008, respectively.  No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

The Company accounts for its stock-based compensation under the provisions of FAS 123R.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 7,250 options during the second quarter 2009 as incentive compensation to new Bank employees.  Similarly, the Company granted 1,250 options to new employees during the second quarter of 2008.

During the six months ended June 30, 2009, 54,279 options were forfeited and 16,499 vested options expired unexercised.  No options were exercised during the three or six months ended June 30, 2009.  The Company recognized expense for approximately 23,000 options, representing a pro-rata amount of the options earned during the second quarter 2009 that are expected to vest.  As of June 30, 2009, there was approximately $329,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 2.4 years.

The following is a summary of the Company’s outstanding stock options at June 30, 2009:

	Options	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	360,255	$2.71
Granted	20,250	1.42
Exercised	—	—
Forfeited	(54,279)	2.73
Expired	(16,499)	2.75
Outstanding at June 30, 2009	309,727	$2.62

NOTE 8 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Data processing	$63,862	$51,742	$130,151	$98,652
FDIC Assessment	63,922	4,055	79,955	5,955
Marketing and promotions	35,012	58,739	55,581	125,897
Printing, stationery and supplies	24,669	23,462	31,535	32,898
Regulatory and reporting fees	23,668	11,493	41,959	23,349
Travel and entertainment	10,020	8,040	16,695	12,682
Telephone/communication	9,371	6,104	20,220	13,287
Dues and memberships	5,945	2,961	16,207	8,011
Insurance	4,778	4,373	9,581	9,118
Postage and shipping	5,072	2,465	11,225	4,416
Training and education	5,149	2,758	7,410	5,243
Miscellaneous	12,543	13,084	24,226	16,980
Total	$264,011	$189,276	$444,745	$356,488

NOTE 9 — INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset account recognized in the accompanying consolidated statements of financial condition:

	June 30, 2009	December 31, 2008
Deferred tax assets:
Start-up and organizational expenses	$1,163,616	$1,207,526
Net operating loss carryforward	1,385,008	1,096,123
Allowance for loan losses	169,462	76,082
Non-qualified stock options	22,190	16,045
Other	53,284	40,651
Total deferred tax assets	2,793,560	2,436,427
Deferred tax liabilities:
Net unrealized gain on securities available-for-sale	(149,605)	(54,856)
Federal Home Loan Bank stock dividend	(6,633)	(4,261)
Tax over book depreciation	(25,150)	(23,814)
Total deferred tax liabilities	(181,388)	(82,931)

Net deferred tax assets	2,612,172	2,353,496

Valuation allowance	(2,612,172)	(2,353,496)

Net deferred taxes	$—	$—

The Company has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period.  As of June 30, 2009, the Company has net operating loss carryforwards of approximately $3.7 million for federal income tax purposes.  Federal net operating loss carryforwards, to the extent not used, will expire beginning in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the three and six months ended June 30, 2009 and 2008 due to the following:

	June 30, 2009		June 30, 2008
	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Computed “expected” tax benefit	$(183,187)	$(351,985)	$(186,530)	$(386,937)
Change in income taxes resulting from:
Change in valuation allowance	100,674	258,676	177,200	368,824
Other	82,513	93,310	9,330	18,113
Income tax provision	$—	$—	$—	$—

NOTE 10 — COMMITMENTS AND CONTINGENCIES

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and letters of credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At June 30, 2009 and December 31, 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	June 30, 2009	December 31, 2008
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$5,387,415	$6,715,658
Letters of credit	—	—
Total commitments	$5,387,415	$6,715,658

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

NOTE 11 — FAIR VALUE

The Company determines the fair market values of its financial instruments based on the fair value hierarchy established in FAS No. 157, Fair Value Measurements (FAS 157), which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs, as follows, that may be used to measure fair value.

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

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of June 30, 2009 and December 31, 2008, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2009
Investment securities, available-for-sale	$—	$53,718,003	$—	$53,718,003

Assets at December 31, 2008
Investment securities, available-for-sale	$—	$41,557,461	$—	$41,557,461

There were no assets or liabilities measured at fair value on a non-recurring basis as of June 30, 2009 or December 31, 2008.

Fair Value of Financial Instruments

The fair value of a financial instrument is determined under the framework established by FAS 157.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

FAS 107 excludes certain financial instruments and all nonfinancial instruments for its disclosure requirements.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and due from banks and federal funds sold approximate their fair values.

Investment securities:  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things, in accordance with the framework provided by FAS 157.

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

Deposits:  The fair value of noninterest-bearing deposits, interest-bearing demand deposits and savings accounts is determined to be the amount payable on demand at the reporting date.  The fair value of fixed rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.  Carrying value is assumed to approximate fair value for all variable rate time deposits.

Federal funds purchased and securities sold under agreements to repurchase:  The carrying amount of federal funds purchased and securities sold under agreements to repurchase approximates fair value due to the short-term nature of these agreements, which generally mature within one to four days from the transaction date.

Capital lease liability:  Management did not fair value the capital lease liability as it is specifically excluded from the provisions of FAS 107.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$1,103,401	$1,103,401	$2,401,241	$2,401,241
Investment securities	53,718,003	53,718,003	41,557,461	41,557,461
Loans, net	38,684,910	39,100,605	21,088,210	21,126,635
FHLB and FRB stocks	1,063,900	1,063,900	1,079,550	1,079,550
Interest receivable	657,487	657,487	382,761	382,761

Financial Liabilities:
Deposits, demand and savings	$21,628,702	$21,628,702	$13,387,419	$13,387,419
Time deposits	44,630,205	43,850,891	24,274,807	23,656,602
Federal funds purchased and securities sold under agreements to repurchase	1,541,431	1,541,431	398,162	398,162
Federal Home Loan Bank advances	9,500,000	9,108,609	10,000,000	9,468,902
Interest payable	113,535	113,535	80,274	80,274

NOTE 12 — SUBSEQUENT EVENTS

The Company has considered subsequent events through August 12, 2009, the date of issuance of this Report on Form 10-Q, and has determined that no additional disclosure is necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of June 30, 2009 and results of operations for the three and six months ended June 30, 2009 and 2008.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Comparative Results of Operations for the Three Months Ended June 30, 2009 and 2008

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended June 30, 2009 compared to the financial condition and results of operations for the three months ended June 30, 2008.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank, which opened for business September 10, 2007.

Net loss for the quarter ended June 30, 2009 was $523,000, or ($.20) per share, compared with a $533,000 loss, or ($.21) per share for the second quarter of 2008.  Net loss for the second quarter 2009 was impacted by higher deposit insurance premiums.  The FDIC adopted a revised risk-based deposit insurance assessment schedule on February 27, 2009, which raised deposit insurance premiums. On May 22, 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, but no more than 10 basis points times the institution’s assessment base for the second quarter of 2009, to be collected on September 30, 2009.  This special assessment resulted in a second quarter charge of approximately $41,000.  Additional special assessments may be imposed by the FDIC in future periods.

As of June 30, 2009, the Company had total assets of $96.4 million, an increase of $28.6 million, or 42%, from December 31, 2008.  Net loans increased $17.6 million, or 83%, from $21.1 million at December 31, 2008 to $38.7 million at June 30, 2009.  Similarly, the Company’s total deposits grew $28.6 million, or 76%, from $37.7 million at December 31, 2008 to $66.3 million as of June 30, 2009.   This growth was achieved as a result of our successful business development program.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 1

	Three Months Ended June 30, 2009			Three Months Ended June 30, 2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$33,992,931	$468,664	5.53%	$9,190,140	$141,440	6.19%
Investment securities**	51,391,542	650,134	5.07	26,087,326	322,009	4.96
FHLB and Federal Reserve Bank stocks	1,065,488	9,702	3.65	769,303	10,402	5.44
Federal funds sold	252,802	109	0.17	3,022,582	15,891	2.11
Interest-bearing deposits in banks	16,181	12	0.30	700,035	7,545	4.33
Total interest-earning assets	86,718,944	$1,128,621	5.22%	39,769,386	$497,287	5.03%
Noninterest-earning assets	2,505,147			1,736,313
Total assets	$89,224,091			$41,505,699

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$9,385,793	$59,795	2.56%	$7,478,147	$39,945	2.15%
Interest-bearing checking	4,114,307	20,379	1.99	2,160,553	1,392	0.26
Time deposits	40,409,308	288,168	2.86	5,603,688	57,517	4.13
Federal funds purchased and securities sold under agreements to repurchase	2,023,019	4,332	0.86	19,277	82	1.71
Federal Home Loan Bank advances	10,302,198	86,221	3.36	4,983,516	42,346	3.42
Other borrowings	142,982	3,353	9.41	179,532	4,197	9.40
Total interest-bearing liabilities	66,377,607	$462,248	2.79%	20,424,713	$145,479	2.86%

Noninterest-bearing checking	3,500,404			488,658
Noninterest-bearing liabilities	653,285			358,122
Stockholders’ equity	18,692,795			20,234,206
Total liabilities and stockholders’ equity	$89,224,091			$41,505,699

Net interest income		$666,373			$351,808

Net interest spread		2.43%			2.16%

Net interest margin		3.08%			3.56%

**  Yields on investment securities have not been adjusted to a tax-equivalent basis.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.  The information details the changes attributable to a change in volume (i.e. change in average balance multiplied by the prior-period average rate) and changes attributable to a change in rate (i.e. change in average rate multiplied by the current-period average balance).

Table 2

	Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$327,224	$(55,782)	$383,006
Investment securities	328,125	14,006	314,119
FHLB and Federal Reserve Bank stocks	(700)	(4,732)	4,032
Federal funds sold	(15,782)	(1,220)	(14,562)
Interest-bearing deposits in banks	(7,533)	(162)	(7,371)
Total interest income	$631,334	$(47,890)	$679,224

Interest expense:
Money market and savings deposits	$19,850	$9,497	$10,353
Interest-bearing checking	18,987	17,673	1,314
Time deposits	230,651	(127,386)	358,037
Federal funds purchased and securities sold under agreements to repurchase	4,250	(4,285)	8,535
Federal Home Loan Bank advances	43,875	(1,555)	45,430
Other borrowings	(844)	1	(845)
Total interest expense	$316,769	$(106,055)	$422,824

Net interest income	$314,565	$58,165	$256,400

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 5.25% at the start of the second quarter 2008 and fell 25 basis points to end the quarter at 5.00%.  During the last six months of 2008, it fell another 175 basis points to end the 2008 year at 3.25%.  The prime interest rate has remained at 3.25% for the first six months of 2009.

The federal funds rate, which is the cost of immediately available, overnight funds, has moved in a similar manner.  It averaged 2.11% during the second quarter of 2008 compared to 0.17% during the second quarter of 2009.

The impact of declining interest rates can be seen in the Company’s decreasing net interest margin, which declined 48 basis points, or 13%, from the second quarter 2008 to the second quarter 2009.  As evident in Table 2, the reason for this decline is due to the declining rate environment; however, the impact has been mitigated by the fact that the Company’s volumes have increased significantly.   Since a considerable portion of the Bank’s loan portfolio is tied to the prime interest rate, the average yield on loans has decreased from 6.19% at June 30, 2008 to 5.53% at June 30, 2009.  However, the Bank’s average yield on total interest-earning assets has increased from 5.03% during the second quarter of 2008 to 5.22% during the first quarter of 2009, due primarily to a change in the asset mix from lower-yielding assets (federal funds sold) to higher-yielding assets (loans and investments).  Higher yields on the investment portfolio also contributed to the increase.  Since the second quarter 2008, the Company has invested a larger portion of its investment portfolio in longer-term, higher-yielding, state and municipal bonds.  The Company’s balance sheet is currently asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company could experience expansion in its net interest margin during periods of rising short-term interest rates.

Total interest income was $1.1 million for the second quarter of 2009, consisting primarily of interest on investment securities of $650,000 and interest and fees on loans of $469,000.  This compared to total interest income of $497,000 during the second quarter of 2008, consisting primarily of interest on investment securities of $322,000, interest and fees on loans of $141,000 and interest on federal funds sold of $16,000.  Average loans, net of unearned fees, increased $24.8 million from $9.2 million during the second quarter ended June 30, 2008 to $34.0 million during the second quarter ended June 30, 2009.  Average investment securities increased $25.3 million from $26.1 million during the second quarter ended June 30, 2008 to $51.4 million during the second quarter ended June 30, 2009.  As more of the Company’s resources were deployed in loans and investment securities, average federal funds sold decreased $2.8 million from $3.0 million during the second quarter ended June 30, 2008 to $253,000 during the second quarter ended June 30, 2009.

Total interest expense was $462,000 in the second quarter of 2009, an increase of $317,000 from $145,000 during the second quarter of 2008.  $269,000 of this increase was due to higher average deposits which increased $38.7 million from $15.2 million during the second quarter 2008 to $53.9 million during the second quarter 2009.  An additional $44,000 of this increase was due to interest expense on $10.3 million of average Federal Home Loan Bank advances.  Overall, the interest rate on total interest-bearing liabilities decreased from 2.86% at June 30, 2008 to 2.79% at June 30, 2009, primarily due to the falling interest rate environment, partly offset by higher interest rates on the Bank’s savings and tiered interest-bearing checking accounts in order to attract new deposits to support the Bank’s growth.

Net interest income was $666,000 in the second quarter of 2009, an increase of $314,000, or 89%, from $352,000 during the second quarter of 2008.  This increase was primarily the result of increased volumes.  Our annualized net interest margin was 3.08% for the three months ended June 30, 2009 compared to 3.56% for the three months ended June 30, 2008.  The net interest margin compression was partially due to lower interest rates which negatively impacted the Bank given its asset sensitive balance sheet, and partially due to changes in the Bank’s funding mix which shifted from federal funds sold (money not yet deployed from the initial capital raise) to higher-cost customer deposits and FHLB advances.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the second quarter of 2009, our provision for loan losses was $134,500 relating to the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were no loans specifically reserved for under the FAS 114 Component of the loan loss reserve.  Furthermore, there were no charge-offs or non-performing loans during this period.

Noninterest Income

The noninterest income for the quarter ended June 30, 2009 was $101,000, an increase of $79,000 from $22,000 for the quarter ended June 30, 2008.  The Company sold seven securities for a gain of $30,000 during the second quarter of 2009, compared to a net gain of $6,000 during the second quarter of 2008 for the sale of securities.  Service charges on deposits increased $59,000 from $12,000 during the second quarter of 2008 to $71,000 during the second quarter of 2009, due to the significant increase in customer relationships and the addition of a money-services-business deposit customer.  Sublease income decreased from $5,000 during the second quarter of 2008 to only $200 during the second quarter of 2009 as the Bank’s lease agreement with a third party tenant expired.

Noninterest Expense

Our total noninterest expense was $1.2 million for the quarter ended June 30, 2009, a 35%, or $300,000, increase from $857,000 at June 30, 2008.  This consisted of an increase in salaries and employee benefits of $205,000, or 43%, primarily due to the separation agreement of an employee who also served as a director and secondarily due to an increase in the number of full-time equivalent employees, which increased from 18 to 22 as of June 30, 2009.  Occupancy expense increased $26,000, or 23%, quarter-over-quarter primarily due to the re-occupancy of the Bank’s administrative offices resulting in increased rent expense.  Professional fees remained substantially unchanged quarter-over-quarter, decreasing 8%, or $6,000.

Other general and administrative expenses increased $75,000, or 39%, quarter-over-quarter.  This increase was primarily the result of a $60,000 increase in Federal Deposit Insurance Corporation (FDIC) fees due primarily to the special assessment of $41,000 to help build insurance reserves and secondarily due to increases in average deposit volumes, as well as increases in FDIC rates.  Regulatory and reporting fees increased $12,000, or 106%, due in part to increased Office of the Comptroller of the Currency (OCC) assessment fees and increased correspondent bank fees due to increased activity.  Data processing increased $12,000, or 23%, primarily due to increased fees from our core banking processor as a result of increased loan and deposit volume.  These increases were partially offset by a $24,000, or 40%, decrease in marketing and promotions as the Company focused its marketing expenditures on more cost-effective programs.

Income Taxes

No federal or state tax expense has been recorded for the quarters ended June 30, 2009 and 2008, based upon net operating losses.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2009 is $0.

Comparative Results of Operations for the Six Months Ended June 30, 2009 and 2008

The following discussion focuses on the Company’s financial condition and results of operations for the six months ended June 30, 2009 compared to the financial condition and results of operations for the six months ended June 30, 2008.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank, which opened for business September 10, 2007.

Net loss for the six months ended June 30, 2009 was $1,006,000, or ($.39) per share, compared with a $1,106,000 loss, or ($.43) per share for the six months ended June 30, 2008.  Net loss for the six months ended June 30, 2009 was impacted by higher deposit insurance premiums, as discussed earlier, as well as higher operating expenses.  Since June 30, 2008, the Company has hired additional staff and re-occupied administrative offices to support the Bank’s significant growth.  The Company expects this infrastructure investment to support the continued growth anticipated over the next several quarters.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 3

	Six Months Ended June 30, 2009			Six Months Ended June 30, 2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$29,322,132	$782,414	5.38%	$7,263,139	$228,602	6.33%
Investment securities**	48,805,962	1,248,353	5.16	22,085,918	552,811	5.03
FHLB and Federal Reserve Bank stocks	1,069,462	19,795	3.73	647,168	18,277	5.68
Federal funds sold	835,116	1,096	0.26	3,687,060	53,066	2.89
Interest-bearing deposits in banks	16,125	13	0.16	576,995	13,457	4.69
Total interest-earning assets	80,048,797	$2,051,671	5.17%	34,260,280	$866,213	5.08%
Noninterest-earning assets	2,399,333			1,823,975
Total assets	$82,448,130			$36,084,255

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings	$8,163,798	$98,888	2.14%	$5,853,508	$71,798	2.47%
Interest-bearing checking	3,723,630	32,642	1.77	1,281,310	1,777	0.28
Time deposits	36,213,403	530,887	2.96	5,092,381	113,229	4.47
Federal funds purchased and securities sold under agreements to repurchase	1,471,211	7,522	1.03	9,641	82	1.71
Federal Home Loan Bank advances	10,151,934	178,376	3.54	2,491,758	42,346	3.42
Other borrowings	147,873	6,924	9.44	183,844	8,593	9.40
Total interest-bearing liabilities	59,871,849	$855,239	2.88%	14,912,442	$237,825	3.21%
Noninterest-bearing checking	3,136,245			367,556
Noninterest-bearing liabilities	612,361			302,425
Stockholders’ equity	18,827,675			20,501,832
Total liabilities and stockholders’ equity	$82,448,130			$36,084,255

Net interest income		$1,196,432			$628,388

Net interest spread		2.29%			1.88%

Net interest margin		3.01%			3.69%

**  Yields on investment securities have not been adjusted to a tax-equivalent basis.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.  The information details the changes attributable to a change in volume (i.e. change in average balance multiplied by the prior-period average rate) and changes attributable to a change in rate (i.e. change in average rate multiplied by the current-period average balance).

Table 4

	Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$553,812	$(138,306)	$692,118
Investment securities	695,542	30,206	665,336
FHLB and Federal Reserve Bank stocks	1,518	(10,353)	11,871
Federal funds sold	(51,970)	(10,920)	(41,050)
Interest-bearing deposits in banks	(13,444)	(363)	(13,081)
Total interest income	$1,185,458	$(129,736)	$1,315,194

Interest expense:
Money market and savings deposits	$27,090	$(973)	$28,063
Interest-bearing checking	30,865	27,488	3,377
Time deposits	417,658	(272,843)	690,501
Federal funds purchased and securities sold under agreements to repurchase	7,440	(4,970)	12,410
Federal Home Loan Bank advances	136,030	6,345	129,685
Other borrowings	(1,669)	31	(1,700)
Total interest expense	$617,414	$(244,922)	$862,336

Net interest income	$568,044	$115,186	$452,858

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 7.25% on January 1, 2008.  During the first six months of 2008, the prime interest rate fell 225 basis points to end the second quarter at 5.00%.  During the second half of 2008, it fell another 175 basis points to end the 2008 year at 3.25%.  The prime interest rate has remained at 3.25% for the first six months of 2009.

The federal funds rate, which is the cost of immediately available, overnight funds, has moved in a similar manner.  The average rate the Bank has been able to earn on federal funds sold averaged 2.89% during the first six months of 2008 compared to 0.26% during the same period of 2009.

The impact of these decreases in interest rates can be seen in the Company’s decreasing net interest margin, which declined 68 basis points, or 18%, from the six months ended June 30, 2008 to the six months ended June 30, 2009.  As evident in Table 3, the reason for this decline is due to the declining rate environment; however, the impact has

been mitigated by the fact that the Company’s volumes have drastically increased.   Since a considerable portion of the Bank’s loan portfolio is tied to the prime interest rate, the average yield on loans has decreased from 6.33% at June 30, 2008 to 5.38% at June 30, 2009.  However, the Bank’s average yield on total interest-earning assets has increased 9 basis points, from 5.08% during the six months ended June 30, 2008 to 5.17% for the same period in 2009, due primarily to a change in the Company’s asset mix from lower-yielding assets (federal funds sold) to higher-yielding assets (loans and investments).  Higher yields on the investment portfolio also contributed to the increase.  Since the second quarter 2008, the Company has invested a larger portion of its investment portfolio in longer-term, higher-yielding, state and municipal bonds.  The Company’s balance sheet is currently asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company could experience expansion in its net interest margin during periods of rising short-term interest rates.

Total interest income was $2.1 million for the six months ended June 30, 2009, consisting primarily of interest on investment securities of $1.2 million and interest and fees on loans of $782,000.  This compared to total interest income of $866,000 during the six months ended June 30, 2008, consisting primarily of interest on investment securities of $553,000, interest and fees on loans of $229,000 and interest on federal funds sold of $53,000.  Average gross loans, net of unearned fees, increased $22.1 million, from $7.3 million at June 30, 2008 to $29.3 million at June 30, 2009.  Average investment securities increased $26.7 million from $22.1 million at June 30, 2008 to $48.8 million at June 30, 2009.  As more of the Company’s resources were deployed in loans and investment securities, average federal funds sold decreased $2.9 million from $3.7 million at June 30, 2008 to $835,000 at June 30, 2009.

Total interest expense was $855,000 in the six months ended June 30, 2009, an increase of $617,000 from $238,000 during the same period of 2008.  $476,000 of this increase was due to interest expense on higher average deposits which increased $35.9 million from $12.2 million at June 30, 2008 to $48.1 million at June 30, 2009.  An additional $136,000 of this increase was due to interest expense on $10.2 million of average Federal Home Loan Bank advances.  Overall, the interest rate on total interest-bearing liabilities decreased from 3.21% during the six months ended June 30, 2008 to 2.88% for the same period of 2009; primarily due to the falling interest rate environment.

Net interest income was $1.2 million for the first six months of 2009, an increase of $568,000, or 90%, from $628,000 during the same period of 2008.  This increase was primarily the result of increased volumes.  Our annualized net interest margin was 3.01% for the six months ended June 30, 2009 compared to 3.69% for the six months ended June 30, 2008.  The net interest margin compression was partially due to lower interest rates which negatively impacted the Bank given its asset sensitive balance sheet and partially due to changes in the Bank’s funding mix which shifted from federal funds sold (money not yet deployed from the initial capital raise) to higher-cost customer deposits and FHLB advances.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the first six months of 2009, our provision for loan losses was $252,000 relating to the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were no loans specifically reserved for under the FAS 114 Component of the loan loss reserve.  Furthermore, there were no charge-offs or non-performing loans during this period.

Noninterest Income

Noninterest income for the six months ended June 30, 2009 was $251,000, an increase of $180,000 from $71,000 for the six months ended June 30, 2008.  The increase was due, in-part, to the $123,000 increase in service charges and fees on deposits — a direct result of the increased number of deposit accounts, as well as the addition of a significant money-services-business deposit customer.  The remainder of the increase in noninterest income was due to realized gains on the sale of investment securities, which increased $62,000.  Investment securities are sold for a gain when it is in the Company’s best interest, which might include replacing lower-yielding bonds with higher-yielding bonds, or modifying the cash flow streams from bond payments to coincide with the Bank’s expected liquidity needs.  Sublease income decreased $4,000, as the Bank’s lease agreement with a third-party tenant expired.

Noninterest Expense

Our total noninterest expense was $2.2 million for the six months ended June 30, 2009, a 28%, or $483,000, increase from $1.7 million for the six months ended June 30, 2008.  This consisted of an increase in salaries and employee benefits of $312,000, or 32%, related primarily due to the separation agreement of an employee who also served as a director and secondarily due to an increase in the number of full-time equivalent employees, which increased from 18 to 22 as of June 30, 2009.  Occupancy expense increased $44,000, or 19%, primarily due to the re-occupancy of the Bank’s administrative offices resulting in increased rent expense.  Professional fees increased $38,000, or 26%, primarily due to increased fees for our external audit.

Other general and administrative expenses increased $88,000, or 25%, from the six months ended June 30, 2008 to the same period in 2009.  This increase was primarily the result of a $74,000 increase in Federal Deposit Insurance Corporation (FDIC) fees due primarily to the special assessment of $41,000 to help build insurance reserves and secondarily due to increases in average deposit volumes, as well as increases in FDIC rates.  Regulatory and reporting fees increased $19,000, or 80%, due in part to increased OCC assessment fees and increased correspondent bank fees due to increased activity.  Data processing increased $31,000, or 32%, primarily due to increased fees from our core banking processor as a result of increased loan and deposit volumes.  Dues and memberships increased $8,000 as the Bank joined more community groups to help build relationships.  Telephone and communication expense increased $7,000, or 52%, primarily due to additional data and telephone lines for our administrative offices that were occupied throughout 2009, but only during the last quarter of 2008.  Postage and shipping increased $7,000 primarily due to increased armored courier expenses related to our money-services business clients.  These increases were partially offset by a $70,000, or 56%, decrease in marketing and promotions as the Company focused its marketing expenditures on more cost-effective programs.

Income Taxes

No federal or state tax expense has been recorded for the six months ended June 30, 2009 and 2008, based upon net operating losses.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2009 is $0.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At June 30, 2009, the Bank had a total of $1.1 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $440,000 in Federal Reserve Bank stock and $624,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of June 30, 2009, the Federal Reserve Bank stock is yielding an average of 6.0% and the FHLB stock is yielding an average rate of 2.1%.

Investment Securities

Our investment portfolio serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At June 30, 2009, Solera National Bank’s securities consisted of available-for-sale securities of $53.7 million.  The following table provides additional detail on the Company’s investment securities as of June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield
Securities available-for-sale
U.S. government agencies	$2,747,914	4.95%	$5,745,734	5.38%
Corporate	4,572,919	5.82	1,503,562	5.99
State and municipal	20,630,944	5.65	2,929,838	5.59
Residential mortgage-backed securities	25,766,226	4.75	31,378,327	5.20
Total securities available-for-sale	$53,718,003	5.19%	$41,557,461	5.28%

Loan Portfolio

Our primary focus is income from interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

		June 30, 2009		December 31, 2008
		Amount	% of Total	Amount	% of Total
	Real estate — commercial	$19,335,581	49%	$7,478,806	35%
	Real estate — residential	5,975,755	15	5,043,352	24
	Construction and land development	6,444,183	16	3,848,555	18
	Commercial and industrial	6,479,888	17	4,083,633	19
	Consumer	1,072,480	3	958,611	4
	Gross loans	39,307,887	100%	21,412,957	100%
Less:	Allowance for loan losses	(520,000)		(268,000)
	Deferred loan (fees) / expenses, net	(102,977)		(56,747)
	Loans, net	$38,684,910		$21,088,210

As of June 30, 2009, net loans were $38.7 million, a $17.6 million, or 83%, increase from $21.1 million at December 31, 2008.  Net loans as a percentage of total assets were 40% as of June 30, 2009, compared to 31% at December 31, 2008.

The real estate — commercial loan portfolio consists primarily of lines of credit or term loans to businesses that are secured by real estate.  At June 30, 2009, there were $19.3 million commercial real estate loans in the loan portfolio, an increase of 159%, or $11.9 million, from $7.5 million at December 31, 2008.

The real estate — residential loan portfolio consists of residential second mortgage loans, home equity loans and lines of credit and home improvement loans.  At June 30, 2009, $6.0 million was outstanding for residential real estate loans, an increase of 18% from $5.0 million outstanding at December 31, 2008.

The construction and land development loan portfolio is comprised of construction loans for owner-occupied construction and development loans for property being constructed and sold to third parties.  At June 30, 2009, construction and land development loans totaled $6.4 million, an increase of $2.6 million, or 67%, from $3.8 million at December 31, 2008.

The commercial and industrial loan portfolio consists of loans to businesses primarily for working capital lines of credit.  At June 30, 2009, commercial and industrial loans totaled $6.5 million, a $2.4 million, or 59%, increase from $4.1 million at December 31, 2008.

The consumer and other loan portfolio consists of personal lines of credit, loans to acquire personal assets such as automobiles and boats and overdraft protection balances for our deposit customers.  As of June 30, 2009, consumer loans totaled $1.1 million, an increase of $114,000 from December 31, 2008.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions. The Bank’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Bank seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Bank’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  Although the Colorado economy has outperformed the majority of other metropolitan areas nationally, it too has shown signs of weakness in recent quarters with unemployment rates and foreclosures rising.  However, other economic indicators show positive trends for the Colorado economy, but, at this point, extrapolating trends is premature given the fragile nature of the current economic environment.  Management is diligently monitoring the impact the economic environment may have on our Colorado loan portfolio.  At this time, management believes the allowance for loan losses is adequate to absorb potential losses as a result of the overall weakness in the Colorado economy.

Additional loan concentrations exist because the Bank’s loan portfolio is still developing.  As of June 30, 2009, the Bank’s loan portfolio contained only 103 funded loans, with the five largest loans comprising approximately 26% of the portfolio’s gross value.  However, management expects this concentration to diminish over time as the Bank’s loan portfolio continues to grow.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.3 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

Loan terms vary according to loan type. The following table shows the contractual maturity distribution of loans as of June 30, 2009 and December 31, 2008:

	As of June 30, 2009
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — commercial	$3,670,641	$6,699,355	$600,000	$6,265,585	$2,100,000	$19,335,581
Real estate — residential	—	39,036	—	—	5,936,719	5,975,755
Construction and land development	5,495,208	729,795	219,180	—	—	6,444,183
Commercial and industrial	3,356,968	1,675,540	328,017	1,119,363	—	6,479,888
Consumer	19,031	736,418	—	11,553	305,478	1,072,480
Gross loans	$12,541,848	$9,880,144	$1,147,197	$7,396,501	$8,342,197	$39,307,887

	As of December 31, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — commercial	$30,000	$5,182,139	$991,531	$1,275,136	$—	$7,478,806
Real estate — residential	1,550	415,995	—	—	4,625,807	5,043,352
Construction and land development	3,103,333	—	745,222	—	—	3,848,555
Commercial and industrial	2,267,209	993,550	575,207	247,667	—	4,083,633
Consumer	242,389	716,222	—	—	—	958,611
Gross loans	$5,644,481	$7,307,906	$2,311,960	$1,522,803	$4,625,807	$21,412,957

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

An internal list of classified and criticized loans is maintained to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with well defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have declined to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2009, Solera National Bank had no nonperforming assets, no loans classified as doubtful or loss and no loans at least 90 days past due.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, information regarding the ability of the borrower to repay the loan, current economic conditions and other pertinent factors will be considered.  The allowance was $520,000, or 1.32% of outstanding principal as of June 30, 2009 compared to $268,000, or 1.25% of outstanding principal as of December 31, 2008.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the six months ended June 30, 2009 and 2008, there were no charge-offs.

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

	June 30, 2009	December 31, 2008
Commitments to extend credit	$5,387,415	$6,715,658
Letters of credit	—	—
Total commitments	$5,387,415	$6,715,658

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

Borrowings

As of June 30, 2009, the Bank had $9.5 million in borrowings from the Federal Home Loan Bank of Topeka.  Of this amount, $1.7 million was in variable-rate, overnight borrowings at an average rate of 0.28% and $7.8 million was in term-advances with varying maturity dates between April 2010 and June 2013 at a weighted-average fixed interest rate of 3.97%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $11.3 million with Bankers Bank of the West, First Tennessee Bank N.A., the Independent Bankers Bank, and Wells Fargo.  Additionally, the Bank has access to a secured Federal Funds line with Bankers Bank of the West and the ability to borrow at the Federal Reserve Bank Discount Window, on a secured basis.  As of June 30, 2009, the Company had no amount outstanding on these lines.

Loan Commitments

At June 30, 2009, the Company had $5.4 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

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

As of June 30, 2009, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at June 30, 2009:

As of June 30, 2009	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Problems
($ in thousands)	Amount	%	Amount	%	Amount	%
Total capital (to risk-weighted assets)	$15,572	26.9%	$4,631	>8.0%	$5,789	>10.0%
Tier 1 capital (to risk-weighted assets)	$15,052	26.0%	$2,316	>4.0%	$3,473	>6.0%
Tier 1 capital (to average assets)	$15,052	16.9%	$3,553	>4.0%	$4,442	>5.0%

Liquidity

The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.  During the second quarter 2009, the Company purchased $1.0 million of Solera National Bank stock.  The Bank utilized these funds to increase its capital ratios, thereby enabling the Bank to maintain its legal lending limits.

Solera National Bank’s liquidity is monitored by its staff, the Asset Liability Committee and the Board of Directors, who review historical funding requirements, current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Solera National Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition. Solera National Bank will maintain investments in liquid assets based upon management’s assessment of the need for funds, expected deposit flows, yields available on short-term liquid assets, and objectives of the asset/liability management program.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient, volatile, non-local deposits with above market interest rates. As of June 30, 2009, the loan to deposit ratio was 59%, a slight increase from 57% at December 31, 2008.

Solera National Bank had cash and cash equivalents of $1.1 million, or 1.1% of total Bank assets, at June 30, 2009.  Management feels Solera National Bank should have adequate liquidity to meet anticipated future funding needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 21, 2009, the Company held its annual meeting of stockholders. At that meeting, the stockholders voted on the following items:

1.  Election of directors.  The following thirteen directors, comprising all of the nominees for election to the board of directors, were reelected as directors of the Company to serve until the next annual meeting of stockholders:

Name	Term	Votes Cast For Election	Votes Withheld

Norma R. Akers	1 year	1,392,397	34,322
Rob L. Alvarado	1 year	1,402,019	24,700
Maria G. Arias	1 year	1,381,019	45,700
Douglas Crichfield	1 year	1,397,019	29,700
Robert M. Gallegos	1 year	1,396,519	30,200
Steve D. Gutterman	1 year	1,381,019	45,700
Ronald E. Montoya	1 year	1,401,519	25,200
Ray L. Nash	1 year	1,396,519	30,200
Joel S. Rosenstein	1 year	1,366,019	60,700
Basil Sabbah	1 year	1,347,617	79,102
F. Stanley Sena	1 year	1,396,519	30,200
Mark R. Smith	1 year	1,376,897	49,822
Kent C. Veio	1 year	1,381,519	45,200

2.         Stockholders voted to ratify the selection of McGladrey & Pullen, LLP as Solera National Bancorp Inc.’s independent registered public accounting firm for the fiscal year ending December 31, 2009.  The results of the vote were as follows:  votes cast for the proposal were 1,359,817; votes cast against the proposal were 5,152; and abstentions were 61,750.

ITEM 5. OTHER INFORMATION

On August 7, 2009, the Company, the Bank and Douglas Crichfield, our current President and Chief Executive Officer, entered into an Executive Employment Agreement (the “Agreement”) with the following terms and conditions of employment as approved by the Company’s Board of Directors, effective August 1, 2009 (the “Effective Date”).

The Agreement will expire and terminate by its own terms three years after the Effective Date.  Following the initial three year term, unless either party gives written notice ninety days prior to the end of the initial three year term, the Agreement shall automatically renew annually for additional one year terms.

Pursuant to the Agreement, Mr. Crichfield will continue to serve as President and Chief Executive Officer of the Company and the Bank and will receive an annual base salary of $175,000 and is eligible for a bonus of up to 100% of his base salary depending on meeting or exceeding certain thresholds and goals as set forth in the Agreement and in the 2009 CEO short term incentive comp program adopted in connection with the Agreement as follows:

0-10% if meets goals

10-25% if exceeds goals by 10%

25-50% if exceeds goals by 25%

50-100% if exceeds goals by 50%

In connection with executing the Agreement, Mr. Crichfield was granted options to purchase up to 40,000 shares of the Company’s common stock, exercisable at $6.40 per share, which was the closing market price on the date of grant.  The options vest ratably on a monthly basis over four years and expire ten years from the date of grant.  Mr. Crichfield is also entitled to receive employee and dependent health insurance, dental insurance, paid sick leave and four weeks of paid vacation per year, and any additional benefits provided to all Bank employees.  The Bank also shall provide Mr. Crichfield with term life insurance coverage at the Bank’s expense in an initial amount of two times his annual base salary, and having a term not less than one year.

In addition to the compensation as set forth above and provided for in the Agreement, Mr. Crichfield will continue to receive a monthly housing allowance of $2,000 and reimbursement for mileage according to the current IRS stated rate for weekend travel to and from his residence in Eagle, Colorado through December 31, 2009.

The Bank may terminate the Agreement at any time for Cause.  In the event of termination for Cause, the Bank shall have no liability for any additional payments of salary or any benefits beyond the termination date, except as otherwise required by law.  Also, the Bank may terminate the Agreement at any time if, in the reasonable discretion of the Board of Directors, it is determined that the Agreement or the employment of Mr. Crichfield may prevent or otherwise encumber the Bank’s ability to enter into any agreement or transaction that is in the best interest of the Bank.  In the event of termination of the Agreement in the best interest of the Bank, Mr. Crichfield shall be entitled to receive a severance payment in an amount equal to one hundred twenty days of his then-current base salary.  Finally, the Bank may terminate the Agreement at any time for any or “no reason.”  In the event that the Agreement is terminated for “no reason,” Mr. Crichfield shall be entitled to receive a severance payment in an amount equal to the payment of his then-current base salary for the lesser of the remaining term of the Agreement or six months.

The Bank or Mr. Crichfield may terminate the Agreement at any time for a Change of Control and, in such an event, he shall be entitled to receive a severance payment in an amount equal to 1.99 times his then-current annual base salary.  All options which have not vested as of the termination date shall automatically vest as of the termination date.  A Change of Control shall mean (i) a sale of substantially all of the assets of the Bank to a third party, or (ii) a sale, or acquisition, by merger or otherwise, of a controlling interest of the equity securities of the Bank or the Company.

The Agreement also contains customary non-solicitation and non-competition provisions that are effective during the term of the Agreement and for a period of one year following termination of the Agreement.

The above description of the Agreement is qualified in its entirety by reference to the Agreement, a copy of which is attached to this Form 10-Q as Exhibit 10.2.

ITEM 6. EXHIBITS

10.1	Separation Agreement by and between Solera National Bank, Solera National Bancorp, Inc., and James C. Foster dated April 28, 2009.*
10.2	Executive Employment Agreement by and between Solera National Bank, Solera National Bancorp, Inc., and Douglas Crichfield dated August 1, 2009.*
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
31.2	Certification of the Principal Accounting and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1	Certification of Principal Executive Officer and Principal Accounting and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

* Filed herewith.

SOLERA NATIONAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: August 12, 2009	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2009	/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President and Chief Financial Officer
(Principal Accounting and Chief Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1	Separation Agreement by and between Solera National Bank, Solera National Bancorp, Inc. and James C. Foster dated April 28, 2009

10.2	Executive Employment Agreement by and between Solera National Bank, Solera National Bancorp, Inc., and Douglas Crichfield dated August 1, 2009

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification of the Principal Accounting and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification of Principal Executive Officer and Principal Accounting and Chief Financial Officer pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350