Form 10-Q
period 2009-09-30
Solera National Bancorp, Inc.
filed 2009-11-12
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of November 10, 2009, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

•                  the Company is subject to extensive government regulatory oversight, which could restrain our growth and profitability;

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

•                  the Federal Deposit Insurance Corporation, (“FDIC”), may further increase deposit insurance premiums to rebuild and maintain the federal deposit insurance fund, which could have a material impact on earnings;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of September 30, 2009 and December 31, 2008

(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Cash and due from banks	$1,087,294	$1,436,241
Federal funds sold	4,975,000	965,000
Total cash and cash equivalents	6,062,294	2,401,241

Interest-bearing deposits with banks	2,241,000	—
Investment securities, available-for-sale	73,026,028	41,557,461

Gross loans	48,489,773	21,412,957
Net deferred (fees)/expenses	(134,779)	(56,747)
Allowance for loan losses	(700,000)	(268,000)
Net loans	47,654,994	21,088,210

Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,091,900	1,079,550
Premises and equipment, net	909,169	1,011,579
Interest receivable	676,439	382,761
Other assets	751,719	222,038
Total assets	$132,413,543	$67,742,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$4,346,384	$3,910,236
Interest-bearing demand	11,536,928	2,603,923
Savings and money market	42,322,693	6,873,260
Time deposits	44,695,833	24,274,807
Total deposits	102,901,838	37,662,226

Federal funds purchased and securities sold under agreements to repurchase	25,867	398,162
Accrued interest payable	139,451	80,274
Accounts payable and other liabilities	1,893,968	393,498
Federal Home Loan Bank advances	7,750,000	10,000,000
Deferred rent liability	79,710	60,505
Capital lease liability	127,809	156,388
Total liabilities	$112,918,643	$48,751,053

COMMITMENTS AND CONTINGENCIES (see Note 11)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at September 30, 2009 and December 31, 2008	$25,536	$25,536
Additional paid-in capital	25,713,598	25,558,098
Accumulated deficit	(8,007,051)	(6,739,883)
Accumulated other comprehensive income	1,762,817	148,036
Total stockholders’ equity	$19,494,900	$18,991,787

Total liabilities and stockholders’ equity	$132,413,543	$67,742,840

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Interest and fees on loans	$597,990	$190,454	$1,380,404	$419,056
Interest on federal funds sold	1,807	28,068	2,902	81,134
Interest on investment securities	752,236	404,781	2,000,589	957,593
Other interest income	712	9,854	725	23,311
Dividends on FHLB and Federal Reserve Bank stocks	10,909	13,016	30,703	31,292
Total interest income	1,363,654	646,173	3,415,323	1,512,386
Interest expense:
Deposits	517,387	101,798	1,179,805	288,601
Federal Home Loan Bank advances	77,874	93,990	256,249	136,336
Federal funds purchased and securities sold under agreements to repurchase	2,273	28	9,796	109
Other borrowings	3,129	3,993	10,053	12,587
Total interest expense	600,663	199,809	1,455,903	437,633

Net interest income	762,991	446,364	1,959,420	1,074,753

Provision for loan losses	180,000	45,500	432,000	132,604
Net interest income after provision for loan losses	582,991	400,864	1,527,420	942,149

Noninterest income:
Service charges and fees	80,007	20,591	219,949	37,846
Sublease income	—	7,350	4,324	16,050
Gain on sale of securities	97,485	—	204,509	45,264
Total noninterest income	177,492	27,941	428,782	99,160
Noninterest expense:
Salaries and employee benefits	591,183	561,153	1,888,634	1,546,273
Occupancy	141,624	113,121	416,793	344,003
Reversal of loss on abandoned lease (Note 13)	—	(132,843)	—	(132,843)
Professional fees	53,339	21,857	237,365	167,403
Other general and administrative	235,833	211,096	680,578	567,584
Total noninterest expense	1,021,979	774,384	3,223,370	2,492,420

Income taxes	—	—	—	—

Net loss	$(261,496)	$(345,579)	$(1,267,168)	$(1,451,111)

Basic earnings (loss) per share	$(0.10)	$(0.14)	$(0.50)	$(0.57)

Diluted earnings (loss) per share	$(0.10)	$(0.14)	$(0.50)	$(0.57)

Weighted-average common shares
Basic	2,553,671	2,553,671	2,553,671	2,553,671
Diluted	2,553,671	2,553,671	2,553,671	2,553,671

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2007	2,553,671	$25,536	$25,347,342	$(4,525,955)	$2,412	$20,849,335
Stock-based compensation	—	—	187,732	—	—	187,732
Comprehensive income (loss):
Net (loss)	—	—	—	(1,451,111)	—	(1,451,111)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	(68,238)	(68,238)
Less: reclassification adjustment for net gains included in income	—	—	—	—	(45,264)	(45,264)
Total comprehensive income (loss)	—	—	—	—	—	(1,564,613)
Balance at September 30, 2008	2,553,671	$25,536	$25,535,074	$(5,977,066)	$(111,090)	$19,472,454

Balance at December 31, 2008	2,553,671	$25,536	$25,558,098	$(6,739,883)	$148,036	$18,991,787
Stock-based compensation	—	—	155,500	—	—	155,500
Comprehensive income (loss):
Net (loss)	—	—	—	(1,267,168)	—	(1,267,168)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	1,819,290	1,819,290
Less: reclassification adjustment for net gains included in income	—	—	—	—	(204,509)	(204,509)
Total comprehensive income (loss)						347,613
Balance at September 30, 2009	2,553,671	$25,536	$25,713,598	$(8,007,051)	$1,762,817	$19,494,900

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(1,267,168)	$(1,451,111)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	126,993	81,862
Provision for loan losses	432,000	132,604
Net amortization of deferred loan fees/expenses	(47,736)	(2,826)
Discount accretion on interest-bearing deposits with banks	—	(13,374)
Net amortization of premiums on investment securities	45,903	36,207
Gain on sale of investment securities	(204,509)	(45,264)
Federal Home Loan Bank stock dividend	(10,200)	(8,100)
Recognition of stock-based compensation on stock options	155,500	187,732
Reversal of loss on abandoned lease	—	(132,843)
Changes in operating assets and liabilities:
Interest receivable	(293,678)	(129,295)
Other assets	(16,280)	87,223
Accrued interest payable	59,177	30,164
Accounts payable and other liabilities	(46,134)	10,614
Deferred loan fees/expenses, net	125,768	41,166
Deferred rent liability	19,205	22,878
Net cash used in operating activities	$(921,159)	$(1,152,363)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(56,583,279)	$(28,370,083)
Proceeds from sales of investment securities, available-for-sale	18,117,764	4,849,038
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	9,790,375	5,408,239
Originated loans, net of pay downs	(27,076,816)	(10,369,538)
Purchase of premises and equipment	(11,420)	(48,403)
Purchase of Bank stocks	(2,150)	(500,000)
Proceeds from redemption of Federal Reserve Bank stock	—	32,350
Proceeds from maturity of interest-bearing deposits with banks	—	2,185,000
Purchase of interest-bearing deposits with banks	(2,241,000)	(3,458,626)
Net cash used in investing activities	$(58,006,526)	$(30,272,023)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$65,239,612	$19,965,115
Net decrease in federal funds purchased and securities sold under agreements to repurchase	(372,295)	—
Principal payments on capital lease	(28,579)	(26,047)
Proceeds from FHLB advances	—	10,000,000
Repayment of FHLB advances	(2,250,000)	—
Proceeds from subscriptions receivable	—	1,600,000
Net cash provided by financing activities	$62,588,738	$31,539,068

Net increase in cash and cash equivalents	$3,661,053	$114,682

CASH AND CASH EQUIVALENTS
Beginning of period	2,401,241	5,306,126
End of period	$6,062,294	$5,420,808

See Notes to Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008, (continued)

(Unaudited)

	For the Nine Months Ended September 30,
	2009	2008

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,396,726	$407,470
Non-cash investing transactions:
Unrealized gain (loss) on investment securities available-for-sale	$1,614,781	$(113,502)

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2009, and the results of its operations for the three and nine months ended September 30, 2009 and 2008.  Cash flows are presented for the nine months ended September 30, 2009 and 2008.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2008.

The Company received preliminary conditional approval as a bank in organization in the first quarter of 2007, conducted an initial closing of its common stock offering and commenced banking operations during the third quarter of 2007.  The attainment of profitable operations are dependent on future events, including the successful execution of the Company’s business plan and achieving a level of revenue adequate to support the Company’s cost structure.

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

Stock-based compensation:  The Company grants stock options as incentive compensation to employees and directors.  Stock-based compensation is expensed to Salaries and Employee Benefits over the service period in which it is earned.  The cost of employee/director services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, which is determined using a Black-Scholes-Merton model.

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

The Company has established a formal process for determining an adequate allowance for loan losses.  The allowance for loan losses calculation has two components.  The first component represents the allowance for loan losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable.  To determine this component of the calculation, collateral-dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component of the allowance for loan losses represents contingent losses — the estimated probable losses inherent within the portfolio due to uncertainties.  Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in down-graded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions.  The recorded allowance for loan losses is the aggregate of the impaired loans component and the contingent loss component.

Recently Issued Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) amended existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. According to the amendment, an entity is required to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009.   The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, ASC 820-10, Fair Value Measurements and Disclosures, was issued. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position.

In April 2009, the FASB amended existing guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required additional disclosures which are included in Note 12.

During the second quarter 2009, the Company adopted the amended guidance for the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  See “Note 14 — Subsequent Events” for the related disclosure. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued The FASB Accounting Standards CodificationTM (Codification).  The Codification became the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it issues Accounting Standards Updates.  This standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change GAAP, and, therefore, the adoption of this standard at September 30, 2009 did not have a material impact on the Company’s financial position or results of operations.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$6,177,281	$50,733	$—	$6,228,014
Corporate	8,726,343	207,566	(285)	8,933,624
State and municipal	22,156,347	849,504	(78,364)	22,927,487
Residential mortgage-backed securities	34,203,240	748,405	(14,742)	34,936,903
Total securities available-for-sale	$71,263,211	$1,856,208	$(93,391)	$73,026,028

	December 31, 2008
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,700,100	$46,500	$(866)	$5,745,734
Corporate	1,516,323	3,475	(16,236)	1,503,562
State and municipal	3,043,274	2,109	(115,545)	2,929,838
Residential mortgage-backed securities	31,149,728	345,360	(116,761)	31,378,327
Total securities available-for-sale	$41,409,425	$397,444	$(249,408)	$41,557,461

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2009 and December 31, 2008 are shown below.  Mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are routinely received on mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	Amortized Cost		Estimated Fair Value
	September 30,	December 31,	September 30,	December 31,
	2009	2008	2009	2008
Securities available-for-sale
Due within one year	$1,532,663	$1,516,323	$1,570,896	$1,503,562
Due after one year through five years	5,595,075	497,361	5,762,358	499,470
Due after five years through ten years	14,593,009	6,167,986	15,000,860	6,160,151
Due after ten years	49,542,464	33,227,755	50,691,914	33,394,278
Total securities available-for-sale	$71,263,211	$41,409,425	$73,026,028	$41,557,461

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of September 30, 2009 and December 31, 2008.

	September 30, 2009
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of securities:
U.S. government agencies	$—	$—	$—	$—	$—	$—
Corporate	102,826	(285)	—	—	102,826	(285)
State and municipal	752,750	(22,226)	576,548	(56,138)	1,329,298	(78,364)
Residential mortgage-backed securities	1,193,269	(12,756)	247,808	(1,986)	1,441,077	(14,742)
Total temporarily impaired	$2,048,845	$(35,267)	$824,356	$(58,124)	$2,873,201	$(93,391)

	December 31, 2008
	Less than 12 months		12 months or more		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
Description of securities:
U.S. government agencies	$453,254	$(866)	$—	$—	$453,254	$(866)
Corporate	1,010,852	(16,236)	—	—	1,010,852	(16,236)
State and municipal	2,430,368	(115,545)	—	—	2,430,368	(115,545)
Residential mortgage-backed securities	9,370,807	(102,508)	373,988	(14,253)	9,744,795	(116,761)
Total temporarily impaired	$13,265,281	$(235,155)	$373,988	$(14,253)	$13,639,269	$(249,408)

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  The four individual securities that have been in a continuous unrealized loss position for 12 months or longer at September 30, 2009, have fluctuated in value since their purchase dates as a result of changes in market interest rates and not as a result of the underlying issuer’s ability to repay.  Management has reviewed the credit rating for all securities in a continuous unrealized loss position for 12 months or longer and determined that all securities are highly rated.  Additionally, the Company has the intent to hold these securities and the Company does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity. Accordingly, as of September 30, 2009, no declines in value are deemed to be other than temporary.  Only one security was in a continuous unrealized loss position for 12 months or longer at December 31, 2008, and management’s evaluation of that security determined it was not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $1.8 million at September 30, 2009.  This was an improvement over the $148,000 unrealized gain at December 31, 2008.

The Company sold securities for gross realized gains of $212,000 and gross realized losses of $8,000 during the first nine months of 2009.  The Company sold eleven securities for gross realized gains of $46,000 and one security for a loss of $1,000 during the first nine months of 2008.  Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $17.5 million at September 30, 2009 and $15.4 million at December 31, 2008, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — INTEREST-BEARING DEPOSITS WITH BANKS

In an effort to manage the Bank’s liquidity with the goal of maximizing the interest earned, the Company invested approximately $2.2 million and $3.5 million in FDIC-insured certificates of deposit during the nine months ended September 30, 2009 and 2008, respectively.  These deposits had a weighted-average yield of 0.69% during 2009, and 3.57% during 2008, and original maturities of 30 to 60 days.

NOTE 5 — LOANS

Loans consisted of the following:

		September 30, 2009	December 31, 2008
	Real estate — commercial	$23,827,621	$7,478,806
	Real estate — residential	7,392,338	5,043,352
	Construction and land development	7,845,945	3,848,555
	Commercial and industrial	8,382,631	4,083,633
	Consumer	1,041,238	958,611
	Gross loans	48,489,773	21,412,957
Less:	Deferred loan (fees) / expenses, net	(134,779)	(56,747)
	Allowance for loan losses	(700,000)	(268,000)
	Loans, net	$47,654,994	$21,088,210

During the first nine months of 2009 and all of 2008, no loans were impaired, transferred to foreclosed properties or past due more than 90 days.

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

There were approximately $2.6 million in loans receivable from related parties at September 30, 2009 and December 31, 2008.

NOTE 6 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the first nine months of 2009 and 2008 is summarized as follows:

	Nine-Month Period Ended September 30,
	2009	2008
Balance, beginning of period	$268,000	$47,396
Loans charged off	—	—
Recoveries on loans previously charged off	—	—
Provision for loan losses	432,000	132,604
Balance, end of period	$700,000	$180,000

NOTE 7 — DEPOSITS

Deposits are summarized as follows:

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,346,384	4%	$3,910,236	10%
Interest-bearing demand	11,536,928	11	2,603,923	7
Money market accounts	3,112,038	3	6,488,427	17
Savings accounts	39,210,655	38	384,833	1
Certificates of deposit, less than $100,000	16,995,536	17	6,521,937	18
Certificates of deposit, greater than $100,000	27,700,297	27	17,752,870	47
Total deposits	$102,901,838	100%	$37,662,226	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at September 30, 2009 and December 31, 2008 was approximately $1.4 million and $2.7 million, respectively.

NOTE 8 — STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) with an effective date of September 10, 2007 and was approved by the Company’s stockholders at the annual meeting held on June 17, 2008.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $156,000 and $188,000 during the nine months ended September 30, 2009 and 2008, respectively.  No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

The Company accounts for its stock-based compensation under the provisions of ASC 718-20 — Stock Compensation — Awards Classified as Equity.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 42,000 options during the third quarter 2009 as incentive compensation primarily to the President & CEO and also to newly hired employees.  Similarly, the Company granted 10,000 options to newly hired employees during the third quarter of 2008.

During the nine months ended September 30, 2009, 62,375 options were forfeited and 50,444 vested options expired unexercised.  No options were exercised during the three or nine months ended September 30, 2009.  The Company recognized expense for approximately 16,000 options, representing a pro-rata amount of the options earned during the third quarter 2009 that are expected to vest.  As of September 30, 2009, there was approximately $348,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 2.3 years.

The following is a summary of the Company’s outstanding stock options at September 30, 2009:

	Options	Weighted- Average Grant Date Fair Value
Outstanding at January 1, 2009	360,255	$2.71
Granted	62,250	1.50
Exercised	—	—
Forfeited	(62,375)	2.70
Expired	(50,444)	2.74
Outstanding at September 30, 2009	309,686	$2.46

NOTE 9 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Data processing	$70,234	$62,188	$200,385	$160,840
FDIC assessment	45,112	4,782	125,067	10,737
Marketing and promotions	34,370	74,647	89,951	200,544
Printing, stationery and supplies	10,852	8,304	42,387	41,202
Regulatory and reporting fees	21,433	15,427	63,392	38,777
Travel and entertainment	16,090	7,331	32,784	20,013
Telephone/communication	10,166	7,843	30,386	21,130
Dues and memberships	6,911	4,138	23,118	12,149
Insurance	4,735	4,230	14,316	13,348
Postage and shipping	4,953	4,541	16,179	9,112
Training and education	1,008	4,246	8,418	9,489
Miscellaneous	9,969	13,419	34,195	30,243
Total	$235,833	$211,096	$680,578	$567,584

NOTE 10 — INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset account recognized in the accompanying consolidated statements of financial condition:

	September 30, 2009	December 31, 2008
Deferred tax assets:
Start-up and organizational expenses	$1,141,661	$1,207,526
Net operating loss carryforward	1,418,186	1,096,123
Allowance for loan losses	236,163	76,082
Non-qualified stock options	25,262	16,045
Other	60,704	40,651
Total deferred tax assets	2,881,976	2,436,427
Deferred tax liabilities:
Net unrealized gain on securities available-for-sale	(653,226)	(54,856)
Federal Home Loan Bank stock dividend	(8,041)	(4,261)
Tax over book depreciation	(25,251)	(23,814)
Total deferred tax liabilities	(686,518)	(82,931)

Net deferred tax assets	2,195,458	2,353,496

Valuation allowance	(2,195,458)	(2,353,496)

Net deferred taxes	$—	$—

The Company has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period.  As of September 30, 2009, the Company has net operating loss carryforwards of approximately $3.8 million for federal income tax purposes.  Federal net operating loss carryforwards, to the extent not used, will expire beginning in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the three and nine months ended September 30, 2009 and 2008 due to the following:

	September 30, 2009		September 30, 2008
	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Computed “expected” tax benefit	$(91,524)	$(443,509)	$(120,953)	$(507,889)
Change in income taxes resulting from:
Change in valuation allowance	86,907	440,332	107,350	476,174
Other	4,617	3,177	13,603	31,715
Income tax provision	$—	$—	$—	$—

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

At September 30, 2009 and December 31, 2008, the following financial instruments were outstanding whose contract amounts represent credit risk:

	September 30, 2009	December 31, 2008
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$5,401,768	$6,715,658
Letters of credit	—	—
Total commitments	$5,401,768	$6,715,658

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

NOTE 12 — FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the most advantageous market for the asset or liability in an orderly transaction between market participants. The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:

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

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of September 30, 2009 and December 31, 2008, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2009
Investment securities, available-for-sale	$—	$73,026,028	$—	$73,026,028

Assets at December 31, 2008
Investment securities, available-for-sale	$—	$41,557,461	$—	$41,557,461

There were no assets or liabilities measured at fair value on a non-recurring basis as of September 30, 2009 or December 31, 2008.

Fair Value of Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value is required. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value information is not required to be disclosed for certain financial instruments and all nonfinancial instruments.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and due from banks and federal funds sold approximate their fair values.

Interest-bearing deposits with banks:  The carrying amount of interest-bearing deposits with banks approximates fair values as of September 30, 2009 due to the relatively stable level of short-term interest rates.

Investment securities:  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.

Loans, net:  The fair value of fixed rate loans is estimated by discounting the future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are estimated to be equivalent to carrying values.  Variable rate loans that are currently priced at their contractual floor or ceiling, and thus similar to fixed rate loans, are reviewed to determine the interest rate that would be currently offered on similar credits.  If the current floor/ceiling rate is equivalent to current market rates, fair value is estimated to be equivalent to carrying value.  If the current market rates differ from the loan’s current rate, the contractual cash flows are discounted using the current market rate to derive the loan’s estimated fair value.

Investment in FHLB and Federal Reserve Bank stocks:  It is not practical to determine the fair value of bank stocks due to the restrictions placed on the transferability of FHLB stock and Federal Reserve Bank stock.

Interest receivable:  The carrying value of interest receivable approximates fair value due to the short period of time between accrual and receipt of payment.

Deposits:  The fair value of noninterest-bearing demand deposits, interest-bearing demand deposits and savings and money market accounts is determined to be the amount payable on demand at the reporting date.  The fair value of fixed rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.  Carrying value is assumed to approximate fair value for all variable rate time deposits.

Federal funds purchased and securities sold under agreements to repurchase:  The carrying amount of federal funds purchased and securities sold under agreements to repurchase approximates fair value due to the short-term nature of these agreements, which generally mature within one to four days from the transaction date.

Capital lease liability:  Management did not fair value the capital lease liability as it is specifically excluded from the disclosure requirements.

Federal Home Loan Bank advances:  Fair value of the Federal Home Loan Bank advances is estimated using a discounted cash flow model based on current market rates for similar types of borrowing arrangements including similar remaining maturities.

Interest payable:  The carrying value of interest payable approximates fair value due to the short period of time between accrual and payment.

Loan commitments and letters of credit:  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The difference between the carrying value of commitments to fund loans or standby letters of credit and their fair values are not significant and, therefore, are not included in the following table.

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
($ in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$6,062	$6,062	$2,401	$2,401
Interest-bearing deposits with banks	2,241	2,241	—	—
Investment securities	73,026	73,026	41,557	41,557
Loans, net	47,655	48,430	21,088	21,127
FHLB and FRB stocks	1,092	1,092	1,080	1,080
Interest receivable	676	676	383	383

Financial Liabilities:
Deposits, demand, savings and money market	$58,206	$58,206	$13,387	$13,387
Time deposits	44,696	43,898	24,275	23,657
Federal funds purchased and securities sold under agreements to repurchase	26	26	398	398
Federal Home Loan Bank advances	7,750	7,452	10,000	9,469
Interest payable	139	139	80	80

NOTE 13 — REVERSAL OF LOSS ON ABANDONMENT OF LEASE

On July 27, 2007, the Company recorded a loss of approximately $170,000 as a result of abandoning its corporate headquarters.  On September 1, 2008, to accommodate the Bank’s growth, management decided to re-occupy the previously abandoned facility and utilize the office space for administrative purposes.  In accordance with the accounting for costs associated with exit or disposal activities, approximately $133,000 of the originally recorded loss was reversed resulting in a credit to expense during the third quarter 2008.  The Company intends to occupy the space for the remainder of the original lease agreement which expires on August 31, 2011.  As such, the Company will recognize occupancy expense on a straight-line basis each period from now until the lease expiration.

NOTE 14 — SUBSEQUENT EVENTS

The Company has considered subsequent events through November 12, 2009, the date of issuance of this Report on Form 10-Q, and has determined that no additional disclosure is necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of September 30, 2009 and results of operations for the three and nine months ended September 30, 2009 and 2008.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Comparative Results of Operations for the Three Months Ended September 30, 2009 and 2008

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended September 30, 2009 compared to the financial condition and results of operations for the three months ended September 30, 2008.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank, which opened for business September 10, 2007.

Net loss for the quarter ended September 30, 2009 was $261,000, or ($.10) per share, compared with a $346,000 loss, or ($.14) per share for the third quarter of 2008.  The reduction in net loss for the third quarter 2009 is attributed to higher net interest income of $317,000 and higher noninterest income of $150,000, partially offset by higher noninterest expenses of $248,000 and a larger provision for loan losses of $135,000.

As of September 30, 2009, the Company had total assets of $132.4 million, an increase of $64.7 million, or 95%, from December 31, 2008.  Investment securities, available-for-sale, increased $31.5 million from $41.6 million to $73.0 million, including a $1.6 million increase in unrealized gains.  Net loans increased $26.6 million, or 126%, from $21.1 million at December 31, 2008 to $47.7 million at September 30, 2009.  Similarly, the Company’s total deposits more than doubled growing $65.2 million from $37.7 million at December 31, 2008 to $102.9 million as of September 30, 2009.   This growth was achieved as a result of our successful business development program.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 1

	Three Months Ended September 30, 2009			Three Months Ended September 30, 2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$43,484,703	$597,990	5.46%	$12,507,436	$190,454	6.06%
Investment securities**	58,202,976	752,236	5.13	31,031,230	404,781	5.19
FHLB and Federal Reserve Bank stocks	1,081,302	10,909	4.00	995,211	13,016	5.20
Federal funds sold	2,884,783	1,807	0.25	5,188,038	28,068	2.15
Interest-bearing deposits with banks	441,163	712	0.64	1,136,616	9,828	3.44
Other interest-earning assets	—	—	—	16,515	26	0.63
Total interest-earning assets	106,094,927	$1,363,654	5.10%	50,875,046	$646,173	5.05%
Noninterest-earning assets	3,169,553			2,189,976
Total assets	$109,264,480			$53,065,022

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings	$25,440,757	$171,968	2.68%	$10,295,399	$53,633	2.07%
Interest-bearing checking	6,302,026	40,578	2.55	5,858,041	3,943	0.27
Time deposits	45,092,278	304,841	2.68	5,825,567	44,222	3.02
Federal funds purchased and securities sold under agreements to repurchase	609,651	2,273	1.48	4,886	28	2.28
Federal Home Loan Bank advances	8,119,565	77,874	3.81	10,000,000	93,990	3.74
Other borrowings	134,042	3,129	9.26	171,032	3,993	9.29
Total interest-bearing liabilities	85,698,319	$600,663	2.78%	32,154,925	$199,809	2.47%

Noninterest-bearing checking	4,353,314			946,433
Noninterest-bearing liabilities	530,567			531,712
Stockholders’ equity	18,682,280			19,431,952
Total liabilities and stockholders’ equity	$109,264,480			$53,065,022

Net interest income		$762,991			$446,364

Net interest spread			2.32%			2.58%

Net interest margin			2.85%			3.49%

**  Yields on investment securities have not been adjusted to a tax-equivalent basis.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.  The information details the changes attributable to a change in volume (i.e. change in average balance multiplied by the prior-period average rate) and changes attributable to a change in rate (i.e. change in average rate multiplied by the prior-period average balance).  There is a component that is attributable to both a change in volume and a change in rate.  This component has been allocated proportionately to the rate and volume columns.

Table 2

	Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$407,536	$(20,715)	$428,251
Investment securities	347,455	(4,860)	352,315
FHLB and Federal Reserve Bank stocks	(2,107)	(3,172)	1,065
Federal funds sold	(26,261)	(17,469)	(8,792)
Interest-bearing deposits in banks	(9,116)	(5,198)	(3,918)
Other interest-earning assets	(26)	—	(26)
Total interest income	$717,481	$(51,414)	$768,895

Interest expense:
Money market and savings	$118,335	$19,488	$98,847
Interest-bearing checking	36,635	36,308	327
Time deposits	260,619	(5,430)	266,049
Federal funds purchased and securities sold under agreements to repurchase	2,245	(13)	2,258
Federal Home Loan Bank advances	(16,116)	1,636	(17,752)
Other borrowings	(864)	(11)	(853)
Total interest expense	$400,854	$51,978	$348,876

Net interest income	$316,627	$(103,392)	$420,019

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 5.00% throughout the third quarter of 2008.  During the fourth quarter of 2008, the prime interest rate fell 175 basis points to end 2008 at 3.25%.  The prime interest rate has remained at 3.25% for the first nine months of 2009.

The federal funds rate, which is the cost of immediately available, overnight funds, has moved in a similar manner.  It averaged 1.96% during the third quarter of 2008 compared to 0.15% during the third quarter of 2009.

The impact of declining interest rates can be seen in the Company’s decreasing net interest margin, which declined 64 basis points, or 18%, from the third quarter 2008 to the third quarter 2009.  As evident in Table 2, the reason for this decline is due to the declining rate environment; however, the impact has been mitigated by the fact that the Company’s volumes have increased significantly.   Since the prime interest rate is strongly tied to most borrowing rates, the average yield on loans has decreased from 6.06% at September 30, 2008 to 5.46% at September 30, 2009.  However, the Bank’s average yield on total interest-earning assets has increased from 5.05% during the third quarter of 2008 to 5.10% during the third quarter of 2009, due primarily to a change in the asset mix from lower-yielding assets (federal funds sold) to higher-yielding assets (loans and investments).  The Company’s balance sheet is currently asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company could experience expansion in its net interest margin during periods of rising short-term interest rates.

Total interest income was $1.4 million for the third quarter of 2009, consisting primarily of interest on investment securities of $752,000 and interest and fees on loans of $598,000.  This compared to total interest income of $646,000 during the third quarter of 2008, consisting primarily of interest on investment securities of $405,000, interest and fees on loans of $190,000 and interest on federal funds sold of $28,000.  Average loans, net of unearned fees, increased $31.0 million from $12.5 million during the third quarter ended September 30, 2008 to $43.5 million during the third quarter ended September 30, 2009.  Average investment securities increased $27.2 million from $31.0 million during the third quarter ended September 30, 2008 to $58.2 million during the third quarter ended September 30, 2009.  As more of the Company’s resources were deployed in loans and investment securities, average federal funds sold decreased $2.3 million from $5.2 million during the third quarter ended September 30, 2008 to $2.9 million during the third quarter ended September 30, 2009.

Total interest expense was $601,000 in the third quarter of 2009, an increase of $401,000 from $200,000 during the third quarter of 2008.  $365,000 of this increase was due to higher average deposits which increased $54.8 million from $22.0 million during the third quarter 2008 to $76.8 million during the third quarter 2009.  The remaining increase was primarily due to an increase in interest rates on the Bank’s savings and tiered interest-bearing checking accounts in order to attract new deposits to support the Bank’s growth.  Overall, the interest rate on total interest-bearing liabilities increased from 2.47% at September 30, 2008 to 2.78% at September 30, 2009, despite the falling interest rate environment.

Net interest income was $763,000 in the third quarter of 2009, an increase of $317,000, or 71%, from $446,000 during the third quarter of 2008.  This increase was the result of increased volumes.  Our annualized net interest margin was 2.85% for the three months ended September 30, 2009 compared to 3.49% for the three months ended September 30, 2008.  The net interest margin compression was partially due to lower interest rates which negatively impacted the Bank given its asset sensitive balance sheet, and partially due to higher-cost customer deposits and FHLB advances.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the third quarter of 2009, our provision for loan losses was $180,000 relating to the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were no impaired loans for which a specific reserve was recorded.  Furthermore, there were no charge-offs or non-performing loans during this period.

Noninterest Income

Noninterest income for the quarter ended September 30, 2009 was $177,000, an increase of $150,000 from $28,000 for the quarter ended September 30, 2008.  $97,000 of this increase was attributable to gains from the sale of investment securities.  $59,000 of the increase was due to increased service charges on deposits due partially to the significant increase in customer relationships and partially to the addition of a money-services-business deposit customer.  The Bank anticipates service charges on deposits will decrease during the fourth quarter 2009 due to the recent loss of a money-services-business deposit customer which accounted for approximately 70% of our 2009 service charges and fees.  During the third quarter 2009, the Company had no sublease income as the Bank’s lease agreement with a third party tenant expired.

Noninterest Expense

Our total noninterest expense was $1.0 million for the quarter ended September 30, 2009, a 32%, or $248,000, increase from $774,000 at September 30, 2008. Excluding the one-time credit taken during the third quarter of 2008 in conjunction with the re-occupancy of our previously abandoned corporate offices (see additional discussion in Note 13), total noninterest expense would have increased $115,000 or 13%, from third quarter 2008 to third quarter 2009.  This increase consisted of an increase in salaries and employee benefits of $30,000, or 5%, primarily due to an increase in the number of full-time equivalent employees, which increased from 21 to 23 as of September 30, 2009.  Occupancy expense increased $29,000, or 25%, quarter-over-quarter primarily due to the re-occupancy of the Bank’s administrative offices resulting in increased rent expense and increased costs associated with depreciation on furniture and equipment for the administrative office.  Professional fees increased $31,000 primarily due to higher audit and accounting fees and investor and community relations expenses.

Other general and administrative expenses increased $25,000, or 12%, quarter-over-quarter.  This increase was primarily the result of a $40,000 increase in Federal Deposit Insurance Corporation (FDIC) fees due to increases in average deposit volumes, as well as increases in FDIC premium rates.  Travel and entertainment expenses increased $9,000 for increased business development activity.  Data processing increased $8,000, or 13%, primarily due to increased fees from our core banking processor as a result of increased loan and deposit volume.  Regulatory and reporting fees increased $6,000, or 39%, due in part to increased Office of the Comptroller of the Currency (OCC) assessment fees and higher correspondent bank fees due to increased activity.  Telephone and communication expenses increased $2,000 for additional communication lines to the administrative offices.  These increases were partially offset by a $40,000, or 54%, decrease in marketing and promotions as the Company scaled back its marketing programs following significant spending during its initial year of operations.

Income Taxes

No federal or state tax benefit has been recorded for the quarters ended September 30, 2009 and 2008, based upon net operating losses.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2009 is $0.

Comparative Results of Operations for the Nine Months Ended September 30, 2009 and 2008

The following discussion focuses on the Company’s financial condition and results of operations for the nine months ended September 30, 2009 compared to the financial condition and results of operations for the nine months ended September 30, 2008.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank, which opened for business September 10, 2007.

Net loss for the nine months ended September 30, 2009 was $1.3 million or ($.50) per share, compared with a $1.5 million loss, or ($.57) per share for the nine months ended September 30, 2008.  The reduction in net loss for the nine months ended September 30, 2009 is attributed to higher net interest income of $885,000 and higher noninterest income of $330,000, partially offset by higher noninterest expenses of $731,000 and a larger provision for loan losses of $299,000.  Since September 30, 2008, the Company has hired additional staff and re-occupied administrative offices to support the Bank’s significant growth.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 3

	Nine Months Ended September 30, 2009			Nine Months Ended September 30, 2008
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$34,094,867	$1,380,404	5.41%	$9,023,997	$419,056	6.20%
Investment securities**	52,623,096	2,000,589	5.08	25,089,454	957,593	5.10
FHLB and Federal Reserve Bank stocks	1,073,452	30,703	3.82	764,029	31,292	5.47
Federal funds sold	1,525,846	2,902	0.25	4,191,038	81,134	2.59
Interest-bearing deposits with banks	148,670	725	0.65	753,778	21,624	3.83
Other interest-earning assets	—	—	—	16,664	1,687	13.52
Total interest-earning assets	89,465,931	$3,415,323	5.10%	39,838,960	$1,512,386	5.07%
Noninterest-earning assets	1,861,661			1,845,238
Total assets	$91,327,592			$41,684,198

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings	$13,986,070	$270,857	2.59%	$7,341,905	$125,431	2.28%
Interest-bearing checking	4,592,540	73,220	2.13	2,821,064	5,720	0.27
Time deposits	39,166,786	835,728	2.85	5,338,560	157,450	3.94
Federal funds purchased and securities sold under agreements to repurchase	1,180,869	9,796	1.11	6,387	109	2.28
Federal Home Loan Bank advances	9,467,033	256,249	3.62	5,012,774	136,336	3.63
Other borrowings	143,212	10,053	9.39	179,542	12,587	9.36
Total interest-bearing liabilities	68,536,510	$1,455,903	2.84%	20,700,232	$437,633	2.82%
Noninterest-bearing checking	3,546,393			561,924
Noninterest-bearing liabilities	466,012			279,445
Stockholders’ equity	18,778,677			20,142,597
Total liabilities and stockholders’ equity	$91,327,592			$41,684,198

Net interest income		$1,959,420			$1,074,753

Net interest spread		2.26%			2.25%

Net interest margin		2.93%			3.60%

**  Yields on investment securities have not been adjusted to a tax-equivalent basis.

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of interest-earning assets and interest-bearing liabilities.  The information details the changes attributable to a change in volume (i.e. change in average balance multiplied by the prior-period average rate) and changes attributable to a change in rate (i.e. change in average rate multiplied by the prior-period average balance).  There is a component that is attributable to both a change in volume and a change in rate.  This component has been allocated proportionately to the rate and volume columns.

Table 4

	Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$961,348	$(59,876)	$1,021,224
Investment securities	1,042,996	(2,892)	1,045,888
FHLB and Federal Reserve Bank stocks	(589)	(11,053)	10,464
Federal funds sold	(78,232)	(45,894)	(32,338)
Interest-bearing deposits in banks	(20,899)	(10,628)	(10,271)
Other interest-earning assets	(1,687)	—	(1,687)
Total interest income	$1,902,937	$(130,343)	$2,033,280

Interest expense:
Money market and savings	$145,426	$18,846	$126,580
Interest-bearing checking	67,500	61,852	5,648
Time deposits	678,278	(54,918)	733,196
Federal funds purchased and securities sold under agreements to repurchase	9,687	(85)	9,772
Federal Home Loan Bank advances	119,913	(530)	120,443
Other borrowings	(2,534)	28	(2,562)
Total interest expense	$1,018,270	$25,193	$993,077

Net interest income	$884,667	$(155,536)	$1,040,203

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, was 7.25% on January 1, 2008.  During the first nine months of 2008, the prime interest rate fell 225 basis points to end the third quarter at 5.00%.  During the fourth quarter of 2008, it fell another 175 basis points to end the 2008 year at 3.25%.  The prime interest rate has remained at 3.25% for the first nine months of 2009.

The federal funds rate, which is the cost of immediately available, overnight funds, has moved in a similar manner.  The average rate the Bank has been able to earn on federal funds sold averaged 2.59% during the first nine months of 2008 compared to 0.25% during the same period of 2009.

The impact of these decreases in interest rates can be seen in the Company’s decreasing net interest margin, which declined 67 basis points, or 19%, from the nine months ended September 30, 2008 to the nine months ended September 30, 2009.  As evident in Table 3, the reason for this decline is due to the declining rate environment; however, the impact has been mitigated by the fact that the Company’s volumes have drastically increased.   The average yield on loans has decreased from 6.20% at September 30, 2008 to 5.41% at September 30, 2009.  However, the Bank’s average yield on total interest-earning assets has increased 3 basis points, from 5.07% during the nine months ended September 30, 2008 to 5.10% for the same period in 2009, due primarily to a change in the Company’s asset mix from lower-yielding assets (federal funds sold) to higher-yielding assets (loans and investments).  The Company’s balance sheet is currently asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company could experience expansion in its net interest margin during periods of rising short-term interest rates.

Total interest income was $3.4 million for the nine months ended September 30, 2009, consisting primarily of interest on investment securities of $2.0 million and interest and fees on loans of $1.4 million.  This compared to total interest income of $1.5 million during the nine months ended September 30, 2008, consisting primarily of interest on investment securities of $957,000, interest and fees on loans of $419,000 and interest on federal funds sold of $81,000.  Average gross loans, net of unearned fees, increased $25.1 million, from $9.0 million at September 30, 2008 to $34.1 million at September 30, 2009.  Average investment securities increased $27.5 million from $25.1 million at September 30, 2008 to $52.6 million at September 30, 2009.  As more of the Company’s resources were deployed in loans and investment securities, average federal funds sold decreased $2.7 million from $4.2 million at September 30, 2008 to $1.5 million at September 30, 2009.

Total interest expense was $1.5 million in the nine months ended September 30, 2009, an increase of $1.0 million from $438,000 during the same period of 2008.  $865,000 of this increase was due to volume as average deposits increased $42.2 million from $15.5 million at September 30, 2008 to $57.7 million at September 30, 2009.  An additional $120,000 of this increase was due to interest expense on $9.5 million of average Federal Home Loan Bank advances.  Overall, the interest rate on total interest-bearing liabilities increased from 2.82% during the nine months ended September 30, 2008 to 2.84% for the same period of 2009; primarily due to an increase in interest rates on the Bank’s savings and tiered interest-bearing checking accounts in order to attract new deposits to support the Bank’s growth.

Net interest income was $2.0 million for the first nine months of 2009, an increase of $885,000, or 82%, from $1.1 million during the same period of 2008.  This increase was the result of increased volumes, partially offset by increased costs on interest-bearing deposits.  Our annualized net interest margin was 2.93% for the nine months ended September 30, 2009 compared to 3.60% for the nine months ended September 30, 2008.  The net interest margin compression was due to decreases in loan rates and higher-cost customer deposits and FHLB advances.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the first nine months of 2009, our provision for loan losses was $432,000 relating to the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were no impaired loans for which a specific reserve was recorded.  Furthermore, there were no charge-offs or non-performing loans during this period.

Noninterest Income

Noninterest income for the nine months ended September 30, 2009 was $429,000, an increase of $330,000 from $99,000 for the nine months ended September 30, 2008.  The increase was due, in-part, to the $182,000 increase in service charges and fees on deposits — a direct result of the increased number of deposit accounts, as well as the addition of a significant money-services-business deposit customer.  The Bank anticipates service charges on deposits will decrease during the fourth quarter 2009 due to the recent loss of a money-services-business deposit customer which accounted for approximately 70% of our 2009 service charges and fees.  The remainder of the increase in noninterest income was due to the $159,000 increase in realized gains on the sale of investment securities.  Investment securities are sold for a gain when it is in the Company’s best interest, which might include replacing lower-yielding bonds with higher-yielding bonds, or modifying the cash flow streams from bond payments to coincide with the Bank’s expected liquidity needs.  Sublease income decreased $12,000, as the Bank’s lease agreement with a third-party tenant expired.

Noninterest Expense

Our total noninterest expense was $3.2 million for the nine months ended September 30, 2009, a 29%, or $731,000, increase from $2.5 million for the nine months ended September 30, 2008.  This consisted of an increase in salaries and employee benefits of $342,000, or 22%, related primarily to an increase in the number of full-time equivalent employees.  Occupancy expense increased $73,000, or 21%, primarily due to the re-occupancy of the Bank’s administrative offices resulting in increased rent expense.  Professional fees increased $70,000, or 42%, primarily due to higher audit and accounting fees and investor and community relations expenses.

Other general and administrative expenses increased $113,000, or 20%, from the nine months ended September 30, 2008 to the same period in 2009.  This increase was primarily the result of a $114,000 increase in Federal Deposit Insurance Corporation (FDIC) fees due primarily to the special assessment of $41,000 to help build insurance reserves and secondarily due to increases in average deposit volumes, as well as increases in FDIC rates.  Regulatory and reporting fees increased $25,000, or 63%, due in part to increased OCC assessment fees and increased correspondent bank fees due to increased activity.  Data processing increased $40,000, or 25%, primarily due to increased fees from our core banking processor as a result of increased loan and deposit volumes.  Travel and entertainment costs increased $13,000 for increased business development activity.  Dues and memberships increased $11,000 as the Bank joined more community groups to help build relationships.  Telephone and communication expense increased $9,000, or 44%, primarily due to additional data and telephone lines for our administrative offices that were occupied throughout 2009, but only during the last four months of 2008.  Postage and shipping increased $7,000 primarily due to increased armored courier expenses related to our money-services-business clients, of which some costs were billed back to the customer in their monthly service fees.  These increases were partially offset by a decrease of $111,000, or 55%, in marketing and promotion costs as the Company scaled back its marketing programs following significant spending during its initial year of operations.

Income Taxes

No federal or state tax benefit has been recorded for the nine months ended September 30, 2009 and 2008, based upon net operating losses.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2009 is $0.

Financial Condition

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At September 30, 2009, the Bank had a total of $1.1 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $464,000 in Federal Reserve Bank stock and $628,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of September 30, 2009, the Federal Reserve Bank stock is yielding an average of 6.0% and the FHLB stock is yielding an average rate of 2.3%.

Investment Securities

Our investment portfolio serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At September 30, 2009, Solera National Bank’s securities consisted of available-for-sale securities of $73.0 million, an increase of $31.5 million, which includes a $1.6 million increase in unrealized gains.  The following table provides additional detail on the Company’s investment securities as of September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Estimated Fair Value	Weighted Average Yield	Estimated Fair Value	Weighted Average Yield
Securities available-for-sale
U.S. government agencies	$6,228,014	4.45%	$5,745,734	5.38%
Corporate	8,933,624	5.33	1,503,562	5.99
State and municipal	22,927,487	5.73	2,929,838	5.59
Residential mortgage-backed securities	34,936,903	4.92	31,378,327	5.20
Total securities available-for-sale	$73,026,028	5.22%	$41,557,461	5.28%

Loan Portfolio

Our primary focus is income from interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

		September 30, 2009		December 31, 2008
		Amount	% of Total	Amount	% of Total
	Real estate — commercial	$23,827,621	49%	$7,478,806	35%
	Real estate — residential	7,392,338	15	5,043,352	24
	Construction and land development	7,845,945	16	3,848,555	18
	Commercial and industrial	8,382,631	18	4,083,633	19
	Consumer	1,041,238	2	958,611	4
	Gross loans	48,489,773	100%	21,412,957	100%
Less:	Allowance for loan losses	(700,000)		(268,000)
	Deferred loan (fees) / expenses, net	(134,779)		(56,747)
	Loans, net	$47,654,994		$21,088,210

As of September 30, 2009, net loans were $47.7 million, a $26.6 million, or 126%, increase from $21.1 million at December 31, 2008.  Net loans as a percentage of total assets were 36% as of September 30, 2009, compared to 31% at December 31, 2008.

The real estate — commercial loan portfolio consists primarily of lines of credit or term loans to businesses that are secured by real estate.  At September 30, 2009, there were $23.8 million in commercial real estate loans in the loan portfolio, an increase of 219%, or $16.3 million, from $7.5 million at December 31, 2008.

The real estate — residential loan portfolio consists of residential second mortgage loans, home equity loans and lines of credit and home improvement loans.  At September 30, 2009, $7.4 million was outstanding for residential real estate loans, an increase of 47% from $5.0 million outstanding at December 31, 2008.

The construction and land development loan portfolio is comprised of construction loans for owner-occupied construction and development loans for property being constructed and sold to third parties.  At September 30, 2009, construction and land development loans totaled $7.8 million, an increase of $4.0 million, or 104%, from $3.8 million at December 31, 2008.

The commercial and industrial loan portfolio consists of loans to businesses primarily for working capital lines of credit.  At September 30, 2009, commercial and industrial loans totaled $8.4 million, a $4.3 million, or 105%, increase from $4.1 million at December 31, 2008.

The consumer and other loan portfolio consists of personal lines of credit, loans to acquire personal assets such as automobiles and boats and overdraft protection balances for our deposit customers.  As of September 30, 2009, consumer loans totaled $1.0 million, an increase of $83,000 from December 31, 2008.

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

Additional loan concentrations exist because the Bank’s loan portfolio is still developing.  As of September 30, 2009, the Bank’s loan portfolio contained only 121 funded loans, with the five largest loans comprising approximately 21% of the portfolio’s gross value.  However, management expects this concentration to diminish over time as the Bank’s loan portfolio continues to grow.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.2 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

Loan terms vary according to loan type. The following table shows the contractual maturity distribution of loans as of September 30, 2009 and December 31, 2008.  Loans are categorized as fixed or floating based upon the loan’s stated terms without considering floors or ceilings that may cause some variable rate loans to behave similar to fixed rate loans — especially during periods of relatively stable prime interest rates.

	As of September 30, 2009
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — commercial	$3,672,490	$9,545,589	$1,055,000	$7,465,431	$2,089,111	$23,827,621
Real estate — residential	—	388,689	—	—	7,003,649	7,392,338
Construction and land development	6,764,046	869,275	212,624	—	—	7,845,945
Commercial and industrial	4,386,540	2,782,678	124,413	1,089,000	—	8,382,631
Consumer	15,292	729,760	—	9,708	286,478	1,041,238
Gross loans	$14,838,368	$14,315,991	$1,392,037	$8,564,139	$9,379,238	$48,489,773

	As of December 31, 2008
		Over 1 Year through 5 Years		Over 5 Years
	One Year or Less	Fixed Rate	Floating or Adjustable Rate	Fixed Rate	Floating or Adjustable Rate	Total
Real estate — commercial	$30,000	$5,182,139	$991,531	$1,275,136	$—	$7,478,806
Real estate — residential	1,550	415,995	—	—	4,625,807	5,043,352
Construction and land development	3,103,333	—	745,222	—	—	3,848,555
Commercial and industrial	2,267,209	993,550	575,207	247,667	—	4,083,633
Consumer	242,389	716,222	—	—	—	958,611
Gross loans	$5,644,481	$7,307,906	$2,311,960	$1,522,803	$4,625,807	$21,412,957

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, OREO, and other repossessed assets.

An internal list of classified and criticized loans is maintained to help management assess the overall quality of the loan portfolio and the adequacy of the allowance for loan losses. Loans classified as “substandard” are those loans with well defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have declined to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2009, Solera National Bank had no nonperforming assets, no loans classified as doubtful or loss and no loans at least 90 days past due.   However, the Bank does have three loans that it is closely monitoring as preliminary data indicates that the value of the underlying collateral has decreased significantly enough to cause potential weaknesses in the borrower’s ability to repay or renew the loans.  As of September 30, 2009, the information about these loans was inconclusive and, therefore, these loans were determined not to be impaired.  Additionally, none of these loans were 30 days or more past due.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  Until management has adequate historical data upon which to base the estimate of the allowance for loan losses, information regarding the ability of the borrower to repay the loan, current economic conditions and other pertinent factors will be considered.  The allowance was $700,000, or 1.44% of outstanding principal as of September 30, 2009 compared to $268,000, or 1.25% of outstanding principal as of December 31, 2008.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the nine months ended September 30, 2009 and 2008, there were no charge-offs.

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

	September 30, 2009	December 31, 2008
Commitments to extend credit	$5,401,768	$6,715,658
Letters of credit	—	—
Total commitments	$5,401,768	$6,715,658

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

Borrowings

As of September 30, 2009, the Bank had $7.8 million in term-advance borrowings from the Federal Home Loan Bank of Topeka with varying maturity dates between April 2010 and June 2013 at a weighted-average fixed interest rate of 3.97%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $11.3 million with correspondent banks.  Additionally, the Bank has access to a secured Federal Funds line with a correspondent bank and the ability to borrow at the Federal Reserve Bank Discount Window, both on a secured basis.  As of September 30, 2009, the Company had no amount outstanding on these lines.

Loan Commitments

At September 30, 2009, the Company had $5.4 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

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

As of September 30, 2009, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at September 30, 2009:

As of September 30, 2009	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	%	Amount	%	Amount	%
Total capital (to risk-weighted assets)	$15,566	20.7%	$6.012	>8.0%	$7,515	>10.0%
Tier 1 capital (to risk-weighted assets)	$14,866	19.8%	$3,006	>4.0%	$4,509	>6.0%
Tier 1 capital (to average assets)	$14,866	13.6%	$4,371	>4.0%	$5,463	>5.0%

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

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient, volatile, non-local deposits with above market interest rates. As of September 30, 2009, the loan to deposit ratio was 47%, a decrease from 57% at December 31, 2008 due to the significant increase in customer deposits during the third quarter 2009.

Solera National Bank had cash and cash equivalents of $6.1 million, or 4.6% of total Bank assets, at September 30, 2009.  Management feels Solera National Bank should have adequate liquidity to meet anticipated future funding needs.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1                                Executive Employment Agreement by and between Solera National Bank, Solera National Bancorp, Inc., and Douglas Crichfield dated August 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009).

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: November 12, 2009	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President and Chief Financial Officer
(Principal Accounting and Chief Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1

Executive Employment Agreement by and between Solera National Bank, Solera National Bancorp, Inc., and Douglas Crichfield dated August 1, 2009 (incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q for the quarter ended June 30, 2009).

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