Form 10-K
period 2009-12-31
Solera National Bancorp, Inc.
filed 2010-03-19
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53181

SOLERA NATIONAL BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	02-0774841
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

319 South Sheridan Boulevard  Lakewood, CO  80226

(Address of principal executive offices, including zip code)

(303) 209-8600

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value

$.01 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐  Yes  ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   ☐  Yes  ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes  ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   ☐  Yes  ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐  Yes  ☒  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of June 30, 2009 was $12,924,880.

The number of shares of common stock, par value $0.01 share, of the Registrant outstanding as of March 17, 2010, was 2,553,671.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s definitive proxy statement for the 2010 Annual Meeting of Stockholders, expected to be held in May 2010, are incorporated by reference into Part III of this Form 10-K.

SOLERA NATIONAL BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

INTRODUCTORY NOTE. CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Solera National Bancorp, Inc. (the “Company”) and its subsidiary, Solera National Bank (the “Bank,” collectively with the Company, sometimes referred to as “we”, “us” and “our”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this Annual Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Report. The statements are representative only as of the date they are made, and Solera National Bancorp, Inc. undertakes no obligation to update any forward-looking statement.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•                  the Company has a limited operating history upon which to base an estimate of its future financial performance;

•                  Solera National Bank’s failure to implement its business strategies may adversely affect the Company’s financial performance;

•                  continuation of the economic downturn may have an adverse effect on our financial performance;

•                  the Company is subject to extensive regulatory oversight, which could restrain its growth and profitability;

•                  the Company may not be able to raise additional capital on terms favorable to it;

•                  monetary policy and other economic factors could adversely affect the Company’s profitability;

•                  management of Solera National Bank may be unable to limit credit risk associated with Solera National Bank’s loan portfolio, which would affect the Company’s profitability;

•                  the effects of competition from other commercial banks, thrifts, mortgage banking firms, consumer finance companies, credit unions, securities brokerage firms, insurance companies, money market and other mutual funds, and other financial institutions operating in the Bank’s market area and elsewhere, including institutions operating regionally, nationally, and internationally, together with such competitors offering banking products and services by mail, telephone, computer, and the Internet;

•                  management’s ability to manage these and other risks; and

•                  other factors including those disclosed under “Part I — Item 1A Risk Factors” in this Annual Report on Form 10-K.

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

Item 1. Business

Overview

Solera National Bancorp, Inc. - The Company, headquartered in Lakewood, Colorado, was organized as a Delaware corporation in 2006 to serve as a bank holding company for the Bank. The Company received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank on July 27, 2007. The Company raised a total of $25.5 million in its initial public offering and used $20.0 million of the proceeds to purchase shares of the Bank’s common stock.

The Company chose a holding company structure because it believed it would provide flexibility in accommodating the Company’s and Bank’s business objectives. For example, with a holding company structure, the Company may assist the Bank in maintaining its required capital ratios by borrowing money and contributing the proceeds of that debt to the Bank as primary capital. Additionally, under provisions of the Gramm-Leach-Bliley Act, if the Company elected to be a financial holding company, it could engage in activities that are financial in nature or incidental or complementary to a financial activity, including merchant banking activities, in which the Bank would be prohibited from engaging. Although the Company does not presently intend to engage in these financial activities, it would be able to do so without notice to or a filing with the Federal Reserve if it believes that there is a need for these services in its market area, that it can be successful in these activities, and that these activities would be profitable.

At this time, the Company engages in no material business operations other than owning and managing the Bank.  At December 31, 2009, the Company had 23 full-time equivalent employees at the Bank.

Solera National Bank. - On September 10, 2007, the Bank began banking operations as a federally-chartered national bank, having received all necessary regulatory approvals. The Federal Deposit Insurance Corporation, (“FDIC”), insures the Bank’s deposit accounts up to the maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, (“OCC”). The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank.

Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado with 23 full-time equivalent employees dedicated to serving the Denver metropolitan area.  The Bank offers a broad range of commercial and consumer banking services to small- and medium-sized businesses, licensed professionals and individuals.  While the Bank seeks to serve the entire community, the Bank has a core specialization serving the local Hispanic population due to the significant growth in this demographic.  The Bank’s website is www.solerabank.com.  The Company’s website contains links to the Company’s annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.  The information on this website is not, and shall not be deemed to be, a part of this Report or incorporated into any other filing with the Securities and Exchange Commission.

Philosophy and Strategy

Solera National Bank operates as a full-service community bank, offering a full array of financial products while emphasizing prompt, personalized customer service.  The Bank believes that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy involves the following:

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

•                  operating from a highly visible and accessible banking office in close proximity to concentrations of targeted commercial businesses and professionals; and

•                  utilizing an effective business development calling program.

Market Opportunities

Primary Service Area.  Solera National Bank’s primary service area is the Denver metropolitan area.  The Bank’s main office is located at 319 South Sheridan Boulevard in Lakewood, Colorado.  According to information prepared by the Environmental Systems Research Institute, within a three mile radius of the Bank’s main office, there are approximately 5,200 businesses, 52,000 employees and 165,000 residents.  The main office is targeting these small- to mid-sized businesses, as well as local residents.  This location offers the ability to target both the entire community, which is the Bank’s primary focus, as well as the Hispanic demographic, in which the Bank has a core specialization, given the high predominance of Hispanic households in the area (51.8% within three miles of the Bank’s main office).  Solera National Bank draws most of its customer deposits and conducts most of its lending transactions from and within its primary service areas.

Local Economy.  According to the Metro Denver Economic Development Corporation, economic indicators for Metro Denver suggest the region’s economy lost some momentum in late 2009.  As policymakers continue to monitor the unfolding recovery from a nationwide perspective, other groups are tracking post-recession trends in U.S. regions. Mountain Monitor: Tracking Economic Recession and Recovery in the Intermountain West’s Metropolitan Areas — a report jointly released by the Brookings Institution and the University of Nevada at Las Vegas — suggests the recession struck Colorado and other mountain states the hardest.  Researchers say the economies of Colorado, Nevada, Utah, Arizona, Idaho, and New Mexico shifted rapidly from a trend of “hyper growth” to one of steep contraction throughout the recession, and recovery throughout the mountain region is likely to lag recovery nationwide.  The report notes, however, that recession has had disparate effects within the mountain region: for example, housing markets in Denver and Colorado Springs have fared considerably better than Las Vegas, Phoenix, and Boise.

While regulatory reforms have dominated the government’s recovery efforts, funds from the 2009 economic stimulus continue to flow.  In early January, the administration approved $2.3 billion in stimulus-funded tax credits that officials hope will spur green jobs creation.  Six Colorado companies received awards totaling $75.2 million.

In addition to tax credits for some renewable energy companies, Colorado will also receive roughly $6 billion in stimulus dollars from the U.S. Department of Labor for job training in renewable energy and other emerging industries.  Two consortiums with Colorado members are scheduled to receive $78 million in stimulus grants for the development of biofuels.  Furthermore, the Colorado Department of Transportation (“CDOT”) will receive $1.4 million in federal stimulus grants to examine the feasibility of a high-speed rail line.

Colorado lawmakers are largely focused on the state’s budget deficit of approximately $1.5 billion.  While a deficit of this magnitude leaves little room for new spending, lawmakers are hoping to launch several job creation programs.

Since the Bank has a concentration of loans that are secured by real estate primarily located in the Metro Denver area, management monitors economic indicators regarding the strength of the Colorado real estate market.

A fourth quarter report by Frederick Ross Company notes that Metro Denver’s office market has weathered the recession better than markets elsewhere, but recovery in the local market is expected to lag under high unemployment, reduced real estate spending by businesses, and weak consumer confidence. Metro Denver’s industrial market is in somewhat better condition than markets nationwide, according to the Frederick Ross Company report.  The region’s 6.7 percent vacancy rate has remained well below the national level of 10 percent.  While vacancy rates and several other indicators suggest Metro Denver’s industrial market has reached bottom, the Frederick Ross Company expects lease rates and overall market trends to remain generally sluggish until 2011.  Metro Denver’s retail market recovery will be delayed due to the consumer impact of weak job and income growth.  Delayed recovery seems particularly likely as many economists expect consumer spending habits will not quickly regain pre-recession levels.  The report suggests more distressed retail assets will come to market in 2010, and lease rates will remain under pressure as property owners struggle to keep tenants.

According to the U.S. Bureau of Labor Statistics, Metro Denver’s (defined as Denver, Broomfield and Aurora) unemployment rate rose from 6.8 percent in November to 7.5 percent in December as the number of unemployed rose considerably.  While year-end layoffs and weak holiday hiring trends were factors behind December’s higher unemployment rate, the notion of an improving economy and slightly better job prospects may also be drawing more job seekers back into the labor force.  The nationwide unemployment rate rose to 9.7 percent at year-end 2009, up from 7.1% a year prior.  Metro Denver employers cut more than 4,000 jobs in December, a month in which the region’s employers typically add several thousand jobs. Data for 2009 are subject to a benchmark revision, but preliminary figures suggest Metro Denver employment for all twelve months of the year fell 3.8 percent from employment in 2008.

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

According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2009, most of the deposits held in traditional banking institutions in the Bank’s primary banking market are attributable to super-regional banks (serving several states) and branch offices of out-of-state banks.  The Company believes that banks headquartered outside of its primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers.  Through its local ownership and management, the Company believes Solera National Bank is positioned to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs.  The Company believes that the Bank competes effectively with larger and more established banks through an active business development program and by offering local access, competitive products and services, and more responsive customer service.

Business Strategy

Management Philosophy.  Solera National Bank is a full-service commercial bank dedicated to providing superior customer service to the individuals and businesses in its community.  Its primary focus is on local businesses, professionals and individuals to whom quality banking service is a critical, but lacking, element in their current banking relationships.  Management believes that this philosophy, encompassing the service aspects of community banking, is distinguishing the Bank from its competitors and represents an opportunity to continue to grow market share.  Accordingly, the Bank has implemented the following operating and growth strategies:

Operating Strategy.  In order to achieve the level of prompt, responsive service necessary to attract customers and to develop the Bank’s image as a local bank with a community focus, Solera National Bank has employed the following operating strategies:

•                  Experienced senior management.  The Bank’s senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in its primary service area.

•                  Quality employees. The Bank has hired, and will continue to hire, highly trained and seasoned staff. Ongoing training provides the staff with extensive knowledge of the Bank’s products and services enabling its employees to answer questions and resolve customer issues immediately.  The Bank has hired primarily bilingual business development officers and branch staff to target diverse banking customers, including the Hispanic community.

•                  Community-oriented Board of Directors.  The Bank’s directors are either experienced bankers or local business and community leaders.  All of its directors are currently or have been residents of the Bank’s primary service areas, and most have significant business ties to the Bank’s primary service areas, enabling them to be sensitive and responsive to the needs of the community. Additionally, the board of directors represents a wide variety of business experience and community involvement.

•                  Well situated site.  The main office, located at 319 South Sheridan Boulevard in Lakewood, Colorado, occupies a highly visible location at a major traffic intersection.  This site gives the Bank an extremely visible presence in a market that is dominated by branch offices of banks headquartered out of the area.

•                  Individual customer focus.  The Bank is able to respond to credit requests quickly and be more flexible in approving complex loans based on collateral quality and personal knowledge of the customer.  Clients enjoy the convenience of on-site visits by the Bank’s business relationship managers and business consultation services.

•                  Financial education and information resource center. Solera National Bank serves as a financial and information center for the community, sponsoring professionals to conduct seminars and workshops on a variety of subjects of interest.  The Bank supports non-profit entities which offer seminars and programs on financial literacy to educate and empower the Hispanic market.

•                  Officer and Director call program.  The Company has implemented an active officer and director call program through business relationship managers to promote its philosophy.  The purpose of this call program is to visit prospective customers and to describe the Bank’s products, services and philosophy and attending various business and community functions.  All of the Bank’s officers and directors have extensive contacts in the Denver metropolitan market area alliance of local professionals.

•                  Marketing and advertising.  The most significant marketing of the Bank are the calls on contacts provided by the officers, directors, organizers, and stockholders of Solera National Bancorp, Inc.  Additionally, the Bank expanded its outreach by forming a Community Advisory Council.  The Council meets and communicates regularly to identify opportunities for the Bank.

Growth Strategies.  Solera National Bank has implemented the following growth strategies:

•                  Capitalize on community orientation.  Management is capitalizing on the Bank’s position as an independent, community bank to attract individuals, professionals and local business customers that may be underserved by larger banking institutions in its market area.  As discussed previously, this includes tailoring services to the needs of the local community, particularly the Hispanic population.

•                  Emphasize local decision-making.  The Bank is able to differentiate itself from the major regional banks operating in the Bank’s market area by offering local decision-making by experienced bankers.  This helps the Bank attract local businesses and service-minded customers.

•                  Attract experienced lending officers.  Solera National Bank has hired experienced, well-trained lending officers.  By hiring experienced lending officers, the Bank is able to grow more rapidly than it would if it hired inexperienced lending officers.

•                  Offer fee-generating products and services.  The Bank’s range of services, pricing strategies, interest rates paid and charged, and hours of operation are structured to attract its target customers and increase its market share.  Solera National Bank strives to offer the small business person, professional, entrepreneur, and consumer competitively priced products and services while utilizing technology and strategic outsourcing to increase fee revenues.

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

The Bank’s loan approval policy provides for two levels of lending authority.  When the amount of total loans to a single borrower exceeds the Bank’s President’s or Chief Credit Officer’s lending authority, the Bank’s credit committee determines whether to approve the loan request.  The Bank will not make any loans to any of its directors or executive officers unless the board of directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending Limits.  The Bank’s lending activities are subject to a variety of lending limits.  Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank.  In general, however, the Bank may loan to any one borrower a maximum amount equal to either:

•                  15% of the Bank’s capital and surplus; or

•                  25% of the Bank’s capital and surplus if the amount that exceeds 15% is fully secured by financial instruments and bullion that are salable under ordinary market conditions with reasonable promptness at a fair market value determined by quotations based upon actual transactions on an auction or similarly available daily bid and ask price market.

These lending limits will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit Risks.  The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower.  Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment.  General economic factors affecting a borrower’s ability to repay include inflation and employment rates, as well as other factors affecting a borrower’s customers, suppliers and employees.  The larger, well-established financial institutions in the Bank’s primary service areas are likely to make proportionately more loans to medium- to large-sized businesses than the Bank will make.  Some of the Bank’s commercial loans are made to small- to medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real Estate Loans.  Solera National Bank makes commercial real estate loans, construction and development loans and residential real estate loans.  The following is a description of each of the major categories of real estate loans that the Bank expects to make and the anticipated risks associated with each class of loan.

•                  Commercial real estate loans.  Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 60 months.  Solera National Bank will generally charge an origination fee for its services.  The Bank generally will require personal guarantees from the principal owners of the property supported by a review by Bank management of the principal owners’ personal financial statements.  Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrowers’ management.  The Bank will limit its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•                  Construction and development loans.  Solera National Bank generally makes owner-occupied construction loans with a pre-approved take-out loan and will consider non-owner occupied construction loans on a case-by-case basis.  The Bank will also consider construction and development loans on a pre-sold basis.  If the borrower has entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a pre-sold basis.  If the borrower has not entered into an agreement to sell the property prior to beginning construction, then the loan is considered to be on a speculative basis.  Construction and development loans are generally made with a term of twelve to eighteen months and interest is paid monthly.  The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards.  Speculative loans will be based on the borrower’s financial strength and cash flow position.  Loan proceeds will be disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•                  Residential real estate loans.  The Bank makes or plans to make residential real estate loans consisting of residential second mortgage loans, home equity loans and lines of credit, home improvement loans and traditional mortgage lending for one-to-four family residences that conform to Fannie Mae and Freddie Mac guidelines.  The amortization of second mortgages generally does not exceed 15 years and the rates are generally not fixed for over 60 months.  The Bank expects that any long-term fixed rate mortgages would be underwritten for resale to the secondary market.  It will offer primarily adjustable rate mortgages.  The majority of fixed rate, conforming loans will be sold in the secondary mortgage market.  All loans will be made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance.  The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial Loans.  Solera National Bank targets retail establishments and small- to medium-sized commercial and industrial businesses.  The terms of these loans vary by purpose and by type of underlying collateral, if any.  The commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from cash flow.  The Bank typically makes equipment loans for a term of seven years or less at fixed or variable rates, with the loan fully amortized over the term.  Loans to support working capital typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal will be amortized during the term of the loan with remaining principal due at maturity.  The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.  The Bank also offers a number of Small Business Administration (“SBA”) guaranteed loan programs to assist small businesses.  The 504 program provides small businesses needing “brick and mortar” financing with long-term, fixed-rate financing to acquire major fixed assets for expansion or modernization.  The 7(a) program helps start-up and existing small businesses obtain financing when they might not be eligible for business loans through normal lending channels.

Consumer Loans.  Solera National Bank offers a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans.  The loan officer reviews the borrower’s past credit history, past income level, debt history and cash flow to determine the impact of all these factors on the ability of the borrower to make future payments as agreed.  The principal competitors for consumer loans are the established banks and finance companies in the Bank’s market.

Composition of portfolio - The following table sets forth the composition of the Bank’s loan portfolio.

	December 31,
($ in thousands)	2009	2008
Real estate — commercial	$26,063	$7,479
Construction and land development	7,067	3,849
Real estate — residential	8,059	5,043
Commercial and industrial	8,324	4,084
Consumer	991	958
GROSS LOANS	50,504	21,413
Net deferred (fees) / expenses	(114)	(57)
Allowance for loan losses	(830)	(268)
LOANS, NET	$49,560	$21,088

Average loan size of portfolio - The following table sets forth the number of loans, and the average size of each loan, within each class of the loan portfolio.

	December 31, 2009		December 31, 2008
($ in thousands)	# of Loans	Average Loan Size	# of Loans	Average Loan Size
Real estate — commercial	39	$668	11	$680
Construction and land development	8	883	5	770
Real estate — residential	24	336	14	360
Commercial and industrial	42	198	20	204
Consumer	33	30	47	20
GROSS LOANS	146	$346	97	$221

Repricing of portfolio - The following table summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans.  A portion of the adjustable rate loans have floors which will keep those loans from repricing until interest rates move above those floors.

	December 31, 2009			December 31, 2008
	Principal Balance			Principal Balance
($ in thousands) Interval	Fixed Rate	Adjustable Rate(1)	Total	Fixed Rate	Adjustable Rate(2)	Total
< 3 months	$1,340	$23,970	$25,310	$11	$12,522	$12,533
> 3 to 12 months	979	—	979	49	—	49
> 1 to 3 years	2,957	—	2,957	3,026	—	3,026
> 3 to 5 years	10,319	—	10,319	4,282	—	4,282
> over 5 years	10,939	—	10,939	1,523	—	1,523
Gross Loans Receivable	$26,534	$23,970	$50,504	$8,891	$12,522	$21,413

(1)Of the $24.0 million adjustable rate loans, $10.8 million mature after December 31, 2010.

(2)Of the $12.5 million adjustable rate loans, $6.9 million mature after December 31, 2009.

Contractual maturity of portfolio - The following tables set forth information at December 31, 2009 and 2008, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The table does not give effect to potential prepayments. Loans that have no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2009
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$3,482	$10,559	$12,022	$—	$26,063
Construction and land development	6,861	206	—	—	7,067
Real estate — residential	—	348	—	7,711	8,059
Commercial and industrial	5,129	2,348	845	2	8,324
Consumer	14	728	—	249	991
Gross Loans Receivable	$15,486	$14,189	$12,867	$7,962	$50,504

	December 31, 2008
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$30	$6,174	$1,275	$—	$7,479
Construction and land development	3,104	745	—	—	3,849
Real estate — residential	1	416	—	4,626	5,043
Commercial and industrial	2,267	1,569	248	—	4,084
Consumer	242	716	—	—	958
Gross Loans Receivable	$5,644	$9,620	$1,523	$4,626	$21,413

Asset Quality

General — Management, along with the Bank’s directors’ credit committee, consisting of the Bank’s President & Chief Executive Officer, the Bank’s Chief Credit Officer, and two independent board members, approve loans above established levels, monitor the credit quality of the Bank’s assets, review classified and other identified loans and review management’s recommendation for the proper level of allowances to allocate against the Bank’s loan portfolio, in each case subject to guidelines approved by the Bank’s board of directors.

Loan delinquencies - If a borrower fails to make a required payment on a loan, the Bank will attempt to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifth day after a payment is due, at which time a late payment fee is assessed. In most cases, delinquencies are cured promptly.  While the Bank generally prefers to work with borrowers to resolve such problems, if a payment becomes 60 - 90 days delinquent, the Bank may institute foreclosure or other remedies, as necessary, to minimize any potential loss.

Non-performing assets - At December 31, 2009 and 2008, respectively, the Bank had $3,000 and no non-performing assets. Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.  Non-performing loans are defined as non-accrual loans and loans 90 days or more past due but still accruing interest, to the extent applicable. A loan is impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings (“TDRs”) are defined as loans which the Bank has agreed to modify by accepting repayment terms substantially below current market terms such as, but not limited to, the rate of interest charged, amortization of principal longer than normal for the type of collateral or acceptance of a different type or lower amount of collateral than typically accepted.  Loans are placed on non-accrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on non-accrual status, previously accrued but unpaid interest will be deducted from interest income.  There were no loans placed on non-accrual during 2009 or 2008.

Classified assets - Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have declined to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on non-accrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At December 31, 2009 and 2008, Solera National Bank had no loans classified as doubtful or loss.   However, the Bank does have substandard loans, totaling $3.8 million.  As of December 31, 2009, available information regarding these loans did not indicate the assets were impaired.  Of the $3.8 million of substandard loans, only $953,000 was 30 days or more past due.

Allowance for loan losses - The Bank maintains an allowance for estimated loan losses based on a number of quantitative and qualitative factors. Factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss, changes in the size, composition and concentrations of the loan portfolio, general economic conditions, and changes in the legal and regulatory environment, among others.  In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels during the Bank’s de novo period of operation.  Provisions for loan losses may be provided both on a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula that incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the aforementioned factors.

The following table sets forth the allowance for loan losses activity for 2009 and 2008:

($ in thousands)	2009	2008
Balance at beginning of year	$268	$47
Provision charged to expense	562	221
Loans charged off	—	—
Recoveries on loans previously charged off	—	—
Balance at end of year	$830	$268

As a result of management’s evaluation of all the aforementioned factors, the allowance for loan losses increased 39 basis points from 1.25% at December 31, 2008 to 1.64% at December 31, 2009.

The following tables allocate the allowance for loan losses based on management’s judgment of inherent losses by loan category.  It is based on management’s assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component parts change.  Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance for loan losses has been precisely determined from such allocation.  For the year ended December 31, 2008, a significant portion of the general valuation allowance was not allocated to each of the five categories specified in the tables below, but represented loans in all categories.  It is represented by the term “Unallocated”, and includes amounts representing risks associated with the decline in current economic conditions as well as factors associated with being a de novo bank.  There was no unallocated component in 2009 as the current economic conditions were evaluated by loan category and allocated as such.  This resulted in a shift in the percentage of the allowance allocated to certain categories and is indicative of the relative weakness, both locally and nationally, of construction and development projects and general weaknesses in the business sector.

	December 31, 2009
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category
Real estate — commercial	$363	51.6%	43.7%	1.39%
Construction and land development	197	14.0	23.8	2.79
Real estate — residential	6	15.9	0.7	0.07
Commercial and industrial	259	16.5	31.2	3.11
Consumer	5	2.0	0.6	0.50
Total Allowance for Loan Losses	$830	100.0%	100.0%	1.64%

	December 31, 2008
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category
Real estate — commercial	$68	34.9%	25.4%	0.91%
Construction and land development	34	18.0	12.7	0.88
Real estate — residential	23	23.5	8.6	0.46
Commercial and industrial	31	19.1	11.5	0.76
Consumer	8	4.5	3.0	0.83
Unallocated	104	—	38.8	—
Total Allowance for Loan Losses	$268	100.0%	100.0%	1.25%

The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio. The board of directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The policy requires management to perform, on a quarterly basis, an in-depth analysis of the allowance which is presented to and approved by the Bank’s board of directors.

The Bank’s external asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses. The overall adequacy of the allowance for loan losses is reviewed and approved by the board of directors, on a quarterly basis. The committee’s responsibilities consist of risk management, as well as problem loan management, which include ensuring proper risk grading of all loans and analysis of specific valuation allowances for all classified loans.  The current monitoring process includes a process of segmenting the loan portfolio into pools of loans that share similar credit characteristics. The loan portfolio is further segmented into risk grades for criticized loans.  These specific pools of loans are analyzed for purposes of calculating the contingent losses inherent within the portfolio.

The portion of the allowance for loan losses related to contingent losses is derived by analyzing the historical loss experience of the Bank’s peer groups and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment.  Loans that are categorized as “substandard” or “doubtful” are reviewed in more individual detail to determine if the loan is impaired.  Those deemed not to be impaired are assigned a loss factor based on their risk grade.

Loss factors for each risk graded loan segment are based on experience of peer institutions and national and regional averages published by the OCC and FDIC. Given that the Bank has extremely limited historical trends, peer group statistics are used to validate the loss factors applied to the Bank’s various loan segments. In addition, the following qualitative environmental elements are considered in determining the loss factors used in calculating the contingent losses: the levels of and trends in past due, the trend in volume and terms of loans, the effects of changes in credit concentrations, the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices, the experience, ability and depth of management and other relevant staff, national and local economic trends and conditions, and industry conditions.

Classified assets are reviewed on a monthly basis. This evaluation of individual loans is documented in the internal asset review report relating to the specific loan. As part of that review, potential impairment is also considered.  Any deficiencies outlined by the impairment analysis are accounted for in the specific valuation allowance for the loan. A loan is determined to be impaired if management determines the recovery of the Bank’s gross investment is not probable. A specific valuation allowance is applied if the amount of loss can be reasonably determined. To determine impairment, management assesses the fair value of the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent.

The allowance requirements for any loan segment could be different in the future as the quantitative and qualitative factors change. Consequently, provision levels may also be influenced by changes in the quantitative and qualitative factors quarter over quarter. In addition, the OCC, as an integral part of their examination process, periodically reviews the Bank’s valuation allowance. This governing agency may require increases to the allowance based on their judgments of the information available to them at the time of their examination.

Management believes that the Bank’s overall asset quality is sound, as supported by the Bank’s internal risk rating process.

Investments

In addition to loans, the Bank makes other investments primarily in obligations guaranteed as to principal and interest by the United States or by quasi-government agencies and other taxable securities. No investment in any of those instruments exceeds any applicable limitation imposed by law or regulation. The asset-liability management committee reviews the investment portfolio on an ongoing basis in order to ensure that the investments conform to the Bank’s policy as set by its board of directors.

At the date of purchase, the Bank classifies debt and equity securities into one of two categories: held-to-maturity, or available-for-sale.  Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost.  Since its inception, the Bank has not had any held-to-maturity investments.  Investments to be held for an indefinite amount of time, but not necessarily to maturity, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of applicable income taxes.  Since the initial classification of its investment securities, the Bank has not transferred any investment securities between categories.

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

The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at December 31, 2009 and 2008.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Additionally, accelerated principal payments are commonly received on mortgage-backed securities (“MBS”) making it common for them to mature prior to their contractual maturity date.

	At December 31, 2009
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$2,954	3.81%	$2,215	5.43%
Corporate	1,560	5.99	4,845	5.35	3,718	5.09	—	—
State and municipal	—	—	978	5.66	12,563	5.23	8,660	5.59
Agency MBS	—	—	—	—	499	3.05	35,449	4.52
Total	$1,560	5.99%	$5,823	5.49%	$19,734	4.97%	$46,324	4.77%

	At December 31, 2008
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$3,745	5.31%	$2,001	5.53%
Corporate	1,503	5.99	—	—	—	—	—	—
State and municipal	—	—	499	5.90	1,622	5.56	809	5.39
Agency MBS	—	—	—	—	793	4.13	30,585	5.23
Total	$1,503	5.99%	$499	5.90%	$6,160	5.22%	$33,395	5.25%

The table below sets forth the amounts and distribution of the investment securities at December 31, 2009 and 2008.

	2009		2008
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale
Due within one year	$1,538	$1,560	$1,516	$1,504
Due after one year through five years	5,602	5,823	497	499
Due after five years through ten years	19,566	19,735	6,168	6,160
Due after ten years	45,779	46,323	33,228	33,394
Total securities available-for-sale	$72,485	$73,441	$41,409	$41,557

At December 31, 2009 and 2008, we held $1.1 million of other equity securities consisting of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stocks with no maturity date, which are not reflected in the above tables.

Deposit Services

The Bank offers a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional and innovative marketing methods to attract new clients and deposits, including various forms of advertising and significant involvement in the local communities. The majority of depositors are residents of, and businesses and their employees located in, the Bank’s primary service areas and the state of Colorado. The Bank attracts these deposits through personal solicitation by its officers and directors, direct mail solicitations and advertisements published in the local media. The Bank does not operate a money desk or otherwise solicit brokered deposits.

The following table sets forth the composition of the Bank’s deposits by type at December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,624	2%	$3,910	10%
Interest-bearing demand	6,830	7	2,604	7
Money market accounts	3,555	3	6,488	17
Savings accounts	51,763	50	385	1
Time deposits, less than $100,000	16,624	16	6,522	18
Time deposits, $100,000 or more	23,005	22	17,753	47
Total	$104,401	100%	$37,662	100%

The following table presents average deposits by type and the related average interest rate paid by deposit type for the years ended December 31, 2009 and 2008:

	December 31, 2009		December 31, 2008
($ in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Non-interest bearing demand	$3,429	—%	$1,053	—%
Interest bearing demand	5,308	2.15	3,140	0.33
Money market accounts	4,086	2.02	7,960	2.05
Savings accounts	19,417	2.45	103	1.58
Time deposits	40,342	2.80	7,121	3.62
Total	$72,582	2.48%	$19,377	2.24%

Scheduled maturities of time deposits at December 31, 2009 are as follows:

($ in thousands)	Time Deposits greater than $100,000	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$4,747	$3,536	$8,283
Due in over three months through six months	4,947	2,330	7,277
Due in over six months through twelve months	8,868	4,970	13,838
Due in over twelve months	4,443	5,788	10,231
Total	$23,005	$16,624	$39,629

Included in time deposits greater than $100,000 at December 31, 2009 are approximately $20.0 million of time deposits greater than $100,000 but less than $250,000.  These time deposits qualify for expanded FDIC insurance coverage until January 1, 2014, when the standard insurance amount will return to $100,000 per depositor for all account categories except certain retirement accounts, which will remain at $250,000 per depositor.

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

Supervision and Regulation

The following is not intended to be a complete discussion but is intended to be a summary of some of the more significant provisions of laws and regulations which are applicable to the Company and the Bank.  This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders.  To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.  Additionally, such statues, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies.  A change in statutes, regulations or regulatory policies applicable to the Company or the Bank, including changes in interpretations, could have a material effect on the Bank’s business.

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

The primary goals of the Bank regulators are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress has created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, the Bank’s depositors and the public, rather than the stockholders and creditors. The following is an attempt to summarize some of the relevant laws, rules and regulations governing banks and bank holding companies, but does not purport to be a complete summary of all applicable laws, rules and regulations governing banks and bank holding companies. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.  As a result of the Patriot Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

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

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  With respect to Solera National Bancorp, Inc., control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

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

To qualify to become a financial holding company, Solera National Bank and any other depository institution subsidiary that the Company may own at the time must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company would be required to file an election with the Federal Reserve to become a financial holding company and to provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity.  A bank holding company that falls out of compliance with these requirements may be required to cease engaging in some of its activities.  The Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries.  Expanded financial activities of financial holding companies generally will be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators and insurance activities by insurance regulators.  The Company currently has no plans to make a financial holding company election.

Sound Banking Practice.  Bank holding companies are not permitted to engage in unsound banking practices.  For example, the Federal Reserve’s Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth.  The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations.  FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution.  The penalties can be as high as $1,000,000 for each day the activity continues.  FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

Anti-tying Restrictions.  Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends.  Consistent with its policy that bank holding companies should serve as a source of financial strength for their subsidiary banks, the Federal Reserve has stated that, as a matter of prudence, a bank holding company, generally should not maintain a rate of distributions to stockholders unless its available net income has been sufficient to fully fund the distributions, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.  In addition, the Company is subject to certain restrictions on the making of distributions as a result of the requirement that the Bank maintain an adequate level of capital as described below.  As a Delaware corporation, the Company is restricted under the Delaware General Corporation Law from paying dividends under certain conditions.

Solera National Bank

Solera National Bank is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC.  The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Solera National Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.  The Bank’s deposits are insured by the FDIC to the maximum extent provided by law.

Branching and Interstate Banking.  National banks are required by the National Bank Act to adhere to branching laws applicable to state banks in the states in which they are located.  Under current Colorado law, banks are permitted to establish branch offices throughout Colorado with prior regulatory approval.  In addition, with prior regulatory approval, banks are permitted to acquire branches of existing banks located in Colorado.  Finally, banks generally may branch across state lines by merging with banks or by purchasing a branch of another bank in other states if allowed by the applicable states’ laws.  If the resulting bank is a Colorado state bank, the merger is subject to Colorado state law.  If the resulting bank is an out-of-state bank, the merger will be subject to the laws of that state.  Colorado law, with limited exceptions, currently permits branching across state lines through interstate mergers if the bank located in Colorado has been in existence for at least five years.  Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state.  Colorado law currently does not permit de novo branching into the state of Colorado.

Deposit Insurance Assessments.  Banks must pay assessments to the FDIC for federal deposit insurance protection.  The FDIC has adopted a risk-based assessment system as required by the Federal Deposit Insurance Corporation Improvement Act, or FDICIA.  Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  In addition, the FDIC can impose special assessments in certain instances.  In order to restore the deposit insurance fund to its statutorily mandated minimum of 1.15 percent over a period of several years, the FDIC increased deposit insurance premium rates at the beginning of 2009.  Currently, Solera National Bank pays deposit assessments ranging from 16 to 19 cents per $100 of assessable deposits.  The FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009.  This special assessment amount was capped at 10 basis points times the institution’s assessment base for the second quarter of 2009. The Company incurred approximately $41,000 during 2009 for this special assessment.  The FDIC may take further actions in the future that result in higher assessment rates that could have a material adverse effect on earnings.  The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.  The Bank’s deposit insurance assessments may increase or decrease depending on the risk assessment classification to which the Bank is assigned by the FDIC.  Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.  On November 12, 2009, the FDIC adopted a final rule requiring insured institutions to prepay slightly over three years of estimated insurance assessments.  The pre-payment allowed the FDIC to strengthen the cash position of the Deposit Insurance Fund immediately without impacting earnings of the industry.  Payment of the prepaid assessment, along with the payment of the Bank’s regular third quarter assessment was due on December 30, 2009, at which time the Bank paid approximately $471,000 for its three-year prepaid assessment.

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

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its assessment area, including low- and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Because the Bank’s aggregate assets are currently less than $250 million, under the Gramm-Leach-Bliley Act, it is subject to a Community Reinvestment Act examination only once every 48 months.  If we receive an outstanding rating on our first examination, our next exam will be no sooner than 60 months.  Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations.  Interest and other charges collected or contracted for by the Bank will be subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

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

The deposit operations of Solera National Bank are subject to:

•                  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•                  the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

In addition, under the FDICIA, Solera National Bank may not pay any dividend if the payment of the dividend would cause the Bank to become undercapitalized or in the event the Bank is “undercapitalized.”  The OCC may further restrict the payment of dividends by requiring that a financial institution maintain a higher level of capital than would otherwise be required to be “adequately capitalized” for regulatory purposes.  Moreover, if, in the opinion of the OCC, Solera National Bank is engaged in an unsound practice (which could include the payment of dividends), the OCC may require, generally after notice and hearing, that Solera National Bank cease such practice.  The OCC has indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe banking practice.  Moreover, the OCC has also issued policy statements providing that insured depository institutions generally should pay dividends only out of current operating earnings.

Check Clearing for the 21st Century Act.  The Check Clearing for the 21st  Century Act, also known as Check 21, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check.  Some of the major provisions include:

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

•                  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•                  requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

Capital Adequacy.  The Federal Reserve monitors the capital adequacy of bank holding companies, such as Solera National Bancorp, and the OCC monitors the capital adequacy of Solera National Bank.  The federal bank regulators use a combination of risk-based guidelines and leverage ratios to evaluate capital adequacy and consider these capital levels when taking action on various types of applications and when conducting supervisory activities related to safety and soundness.  The risk-based guidelines apply on a consolidated basis to bank holding companies with consolidated assets of $500 million or more and, generally, on a bank-only basis for bank holding companies with less than $500 million in consolidated assets.  Each insured depository subsidiary of a bank holding company with less than $500 million in consolidated assets is expected to be “well-capitalized.”

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with assets of $500 million or more.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies with assets of $500 million or more generally are required to maintain a leverage ratio of at least 4%.  The guidelines also provide that bank holding companies of such size experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.  The Federal Reserve and the FDIC recently adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy.

Bank holding companies with assets under $500 million are exempt from the capital adequacy guidelines if they meet certain qualitative requirements.  However, a bank holding company does not qualify for the exemption if it, or its nonbanking subsidiary, as applicable, (i) is engaged in significant nonbanking activities, (ii) conducts significant off-balance-sheet activities, or (iii) has a material amount of registered debt or equity securities (other than trust preferred securities).  Certain transition rules apply to trust preferred securities, but these transition rules do not apply to Solera National Bancorp because the Company did not issue trust preferred securities before September 28, 2005.  To continue to qualify for the exemption from the capital adequacy guidelines, small bank holding companies (i) must be well-capitalized, (ii) are subject to debt retirement requirements, and (iii) are subject to certain debt-to-equity ratios, generally including a restriction on paying dividends if the bank holding company’s debt to equity ratio is not 1.0:1 or less.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business.

Concentrated Commercial Real Estate Lending Regulations.  The OCC, along with the Federal Reserve and the FDIC, has promulgated guidance governing financial institutions with concentrations in commercial real estate lending.  The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months.  At December 31, 2009, Solera National Bank’s ratios were 47% and 132%, respectively, well below the regulatory guideline for highly concentrated.  If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized banks.  For this purpose, a bank is placed in one of the following five categories based on the Bank’s capital:

•                  well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

•                  adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

•                  ·undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

•                  significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

•                  critically undercapitalized (less than 2% tangible capital).

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, banking regulators must appoint a receiver or conservator for an institution that is “critically undercapitalized.”  The federal banking agencies have specified by regulation the relevant capital level for each category.  An institution that is categorized as “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized” is required to submit an acceptable capital restoration plan to its appropriate federal banking agency.  A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations.  The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an “undercapitalized” subsidiary’s assets at the time it became

“undercapitalized” or the amount required to meet regulatory capital requirements.  An “undercapitalized” institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.  The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Restrictions on Transactions with Affiliates and Loans to Insiders.  Solera National Bancorp and Solera National Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  These provisions place limits on the amount of:

•                  the Bank’s loans or extensions of credit to affiliates;

•                  the Bank’s investment in affiliates;

•                  assets that the Bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•                  the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•                  the Bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of the Bank’s capital and surplus and, as to all affiliates combined, to 20% of its capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Privacy.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services.  Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Bank Secrecy Act.  Congress enacted the Bank Secrecy Act (“BSA”) to require financial institutions to maintain certain records and to report certain transactions to prevent such institutions from being used to hide money derived from criminal activity and tax evasion. The BSA establishes, among other things: (a) record keeping requirements to assist government enforcement agencies in tracing financial transactions and flow of funds; (b) reporting requirements for Suspicious Activity Reports and Currency Transaction Reports to assist government enforcement agencies in detecting patterns of criminal activity; (c) enforcement provisions authorizing criminal and civil penalties for illegal activities and violations of the BSA and its implementing regulations; and (d) safe harbor provisions that protect financial institutions from civil liability for their cooperative efforts.  Solera National Bank has a Bank Secrecy Act compliance program.

Anti-terrorism Legislation.  In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.  Also known as the “Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.  The Patriot Act significantly amends and expands the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, new suspicious activity reporting rules and enhanced anti-money laundering programs.

Under the Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

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

In addition, the Patriot Act requires the bank regulatory agencies to consider the record of a bank in combating money laundering activities in their evaluation of bank merger or acquisition transactions.  Regulations proposed by the U.S. Department of the Treasury to effectuate certain provisions of the Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a “shell bank.”  Proposed regulations interpreting other provisions of the Patriot Act are continuing to be issued.

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

Emergency Economic Stabilization Act.  In response to the financial crisis affecting the banking system and financial markets, the Emergency Economic Stabilization Act, (“EESA”), was signed into law on October 3, 2008, and established the Troubled Asset Relief Program, (“TARP”). As part of TARP, the U.S. Treasury established the Capital Purchase Program, (“CPP”), to provide up to $700 billion of funding to eligible financial institutions through the purchase of capital stock and other financial instruments for the purpose of stabilizing and providing liquidity to the U.S. financial markets. Due to its strong capital position, the Company was approved for participation in CPP but declined to participate.  In connection with EESA, there have been numerous actions by the Federal Reserve Board, Congress, the U.S. Treasury, the FDIC, the SEC and others to further the economic and banking industry stabilization efforts under EESA. It remains unclear at this time what further legislative and regulatory measures will be implemented under EESA affecting the Company.

American Recovery and Reinvestment Act of 2009.  On February 17, 2009, President Obama signed into law the American Recovery and Reinvestment Act of 2009, (“ARRA”), more commonly known as the economic stimulus or economic recovery package. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients that are in addition to those previously announced by the U.S. Treasury. These limits remain in effect until the institution has repaid the U.S. Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the U.S. Treasury’s consultation with the recipient’s appropriate regulatory agency.

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

Effect of Governmental Monetary Policies.  The commercial banking business is affected not only by general economic conditions but also by the fiscal and monetary policies of the Federal Reserve.  Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates, and the placing of limits on interest rates that banks may pay on time and savings deposits. Such policies influence to a significant extent the overall growth of bank loans, investments, and deposits and the interest rates charged on loans or paid on time and savings deposits.  The Company cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and its earnings.

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

Item 1A.  Risk Factors

The reader should carefully consider the following risk factors and all other information contained in this report in connection with his, her or its ownership of or investment in the Company’s securities. These risks and uncertainties are not the only ones faced by the Company or the Bank. Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial also may impair the business of the Company or the Bank. If any of the events described in the following risk factors occur, the Company’s and the Bank’s business, results of operations and financial condition could be materially adversely affected. In addition, the trading price of the Company’s stock could decline due to any of the events described in these risks.

The Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally.

Since December 2007, the United States has been in a recession. Business activity across a wide range of industries and regions is greatly reduced and local governments and many businesses are facing serious difficulties due to high unemployment, the lack of consumer spending, a faltering housing market and the lack of liquidity in the credit markets.

Since mid-2007, and particularly during the second half of 2008, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity. This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  In 2009, there was some recovery in the value of some asset classes, but the economy remains weak with high unemployment, lower property values, and low consumer confidence.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, is highly dependent upon the business environment in the markets where the Company operates, in the State of Colorado, and in the United States as a whole. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

Overall, during 2009, the business environment has been adverse for many households and businesses in the United States and worldwide. It is expected that the business environment in Colorado, the United States and worldwide will be slow to recover from the 2008-2009 recession. There can be no assurance that these conditions will improve in the near term. Such conditions could materially and adversely affect the credit quality of the Company’s loans, and therefore, the Company’s results of operations and financial condition.

Continuation of the economic downturn could reduce our customer base, our level of deposits, and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, deposits, and housing starts in our market.  The current economic downturn has negatively affected the market in which we operate.  If the communities in which we operate do not grow or if prevailing economic conditions locally or nationally remain unfavorable, our business may not succeed.  A continuation of the economic downturn or prolonged recession would likely result in a deterioration of the quality of our loan portfolio and reduce our level of deposits, which in turn would hurt our business.  If the economic downturn continues or a prolonged economic recession occurs in the economy as a whole, borrowers will be less likely to repay their loans as scheduled.  Moreover, in many cases the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  A continued economic downturn could, therefore, result in losses that materially and adversely affect our business.

Emergency measures designed to stabilize the U.S. financial system are beginning to wind down.

Since 2008, various legislative and regulatory actions have been implemented to respond to the financial crises affecting the banking system and financial markets and to the recession.  Many of these programs are beginning to expire.  The wind-down of these programs may have a direct adverse effect on us or a broader adverse impact on the financial sector.  TARP was established pursuant to EESA, as amended by ARRA, whereby the Treasury has the authority to, among other things, spend up to $700 billion to purchase equity in financial institutions, purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.  Though TARP was scheduled to expire on December 31, 2009, Treasury announced that it will extend TARP until October 3, 2010, in order to retain an adequate financial stability reserve if financial conditions worsen and threaten the economy.  On October 21, 2009, the FDIC voted to end the Debt Guarantee Program portion of the Temporary Liquidity Guarantee Program, which guarantees certain “newly-issued unsecured debt” of banks and certain holding companies.  The Debt Guarantee Program expired on October 31, 2009, with the guarantee period on such debt expiring on December 30, 2012.  The Transaction Account Guarantee portion of the program, which guarantees non-interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.  The Federal Reserve will begin to sell off its portfolio of mortgage-backed securities, which it previously purchased in order to stabilize the residential mortgage market.

We cannot predict the effect that the wind-down of these various governmental programs will have on current financial market conditions, or on our business, financial condition, results of operations, access to credit and the trading price of our common stock.

Management of Solera National Bank may be unable to adequately measure and limit credit risk associated with the Bank’s loan portfolio, which would affect our profitability.

As a material part of the Bank’s business plan, it makes commercial, consumer, construction, and commercial and residential real estate loans.  The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions.

Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its market for products and services and to effectively respond to those changes.  Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.  Additional factors related to the credit quality of construction loans include fluctuations in the value of real estate and new job creation trends.

Many of the Bank’s loans are made to small- and medium-sized businesses, and professionals that are less able to withstand competitive, economic and financial pressures than larger borrowers.  If the Bank is unable to effectively measure and limit the risk of default associated with its loan portfolio, our profitability will be adversely impacted.

We are exposed to higher credit risk by commercial real estate, commercial business, and construction lending.

Commercial real estate, commercial business, and construction lending usually involves higher credit risks than that of single-family residential lending.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Risk of loss on a construction loan depends largely upon whether our initial estimate of the property’s value at completion of construction equals or exceeds the cost of the property construction (including interest) and the availability of permanent take-out financing.  During the construction phase, a number of factors can result in delays and cost overruns.  If estimates of value are inaccurate or if actual construction costs exceed estimates, the value of the property securing the loan may be insufficient to ensure full repayment when completed through a permanent loan or by seizure of collateral.

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses.  These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself.

Commercial real estate, commercial business, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle.  Our underwriting, review, and monitoring cannot eliminate all of the risks related to these loans.

Our allowance for probable loan losses may be insufficient.

We maintain an allowance for loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that may exist within the existing portfolio of loans.  The level of the allowance reflects management’s continuing evaluation of industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  In addition, if charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our financial condition and results of operations.

Interest rate volatility could significantly harm our business.

Our results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities.  A significant component of our earnings is our net interest income.  Net interest income is the difference between income from interest-earning assets, such as loans and investments, and the expense of interest-bearing liabilities, such as deposits and borrowings.  We may not be able to effectively manage changes in what we charge as interest on our earning assets and the expense we must pay on interest-bearing liabilities, which may significantly reduce our earnings.  Since rates charged on loans often tend to react to market conditions faster than do rates paid on deposit accounts, these rate changes may have a negative impact on our earnings until we can make appropriate adjustments in our deposit rates.  Fluctuations in interest rates are not predictable or controllable and, therefore, there can be no assurances of our ability to continue to maintain a consistent positive spread between the interest earned on our interest earning assets and the interest paid on our interest-bearing liabilities.

Funding to provide liquidity may not be available to us on favorable terms or at all.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Solera National Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the board of directors.  Management regularly monitors the overall liquidity position of the Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management monitors guidelines to diversify the Bank’s funding sources to avoid concentrations in excess of board approved policies in any one market source.  Funding sources include federal funds purchased, securities sold under repurchase agreements, and non-core deposits.  The Bank is also a member of the Federal Home Loan Bank System, which provides funding through advances to members that are collateralized with mortgage-related assets.

We maintain a portfolio of securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include sales of loans, our ability to acquire additional national market, non-core deposits, and additional collateralized borrowings such as Federal Home Loan Bank advances.  Solera National Bank also can borrow from the Federal Reserve’s discount window.

Given the volatility in the credit and liquidity markets, there is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  For example, the cost of out-of-market deposits may exceed the cost of deposits of similar maturity in our local market area, making them unattractive sources of funding; financial institutions may be unwilling to extend credit to banks because of concerns about the banking industry and the economy generally; there may not be a market for the issuance of additional trust preferred securities; and, given recent downturns in the economy, there may not be a viable market for raising equity capital.

If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows and liquidity, and level of regulatory-qualifying capital.

We may not be able to raise additional capital on terms favorable to us.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, your interest could be diluted.

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

Departures of key personnel or directors may impair the Bank’s operations.

Our success will depend in large part on the services and efforts of the Bank’s key personnel and on its ability to attract, motivate and retain highly qualified employees.  Competition for employees is strong, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.

If the services of any key personnel should become unavailable for any reason, or if the regulatory agencies should require the employment of additional persons to fill banking positions, Solera National Bank would be required to employ other persons to manage and operate the Bank, and we cannot assure you that it would be able to employ qualified persons on acceptable terms.

Additionally, our directors’ and organizers’ community involvement, diverse backgrounds and extensive local business relationships are important to our success.  If the composition of our board of directors changes materially, our business may suffer.

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

Many of the Bank’s competitors are larger giving them greater access to financial and personnel resources.  Many of its competitors have established customer bases and offer services, such as extensive and established branch networks and trust services that the Bank does not currently provide. Also, some competitors are not subject to the same degree of regulation as the Bank and thus may have a competitive advantage over the Bank.

We believe that Solera National Bank is a successful competitor in the area’s financial services market.  However, we cannot assure you that the Bank will be able to continue to compete successfully with other financial institutions serving our target banking market.  An inability to compete effectively could be expected to have a material adverse effect on our growth and profitability.

The potential for business interruption exists throughout the Company’s organization.

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

Threats to the Company’s reputation can come from many sources, including but not limited to unethical practices, employee misconduct, failure to deliver minimum standards of service or quality, compliance deficiencies, and questionable or fraudulent activities of our customers. We have policies and procedures in place to protect our reputation and promote ethical conduct, but these policies and procedures may not be fully effective. Negative publicity regarding our business, employees, or customers, with or without merit, may result in the loss of customers, investors and employees, costly litigation, a decline in revenues and increased governmental regulation.

The Bank’s legal lending limits may impair its ability to attract borrowers.

The Bank’s current legally mandated lending limits are lower than those of many of its competitors because it has less capital than many of its competitors.  The lower lending limits may discourage potential borrowers who have lending needs that exceed the Bank’s limits, which may restrict its ability to establish relationships with larger businesses in our area.

Government regulation may have an adverse effect on the Company’s profitability and growth.

The Company and the Bank are subject to extensive government supervision and regulation. The Company’s ability to achieve profitability and to grow could be adversely affected by federal banking laws and regulations that limit the manner in which the Bank makes loans, purchases securities, and pays dividends. It is management’s opinion that these regulations are intended primarily to protect depositors and losses against the federal bank insurance fund, not stockholders.  An example applicable to the Bank because of its anticipated lending portfolio is guidance recently finalized by the federal banking agencies to identify and manage risks associated with concentrations in commercial real estate loans.  The guidance states that a growing number of banks have high concentrations of commercial real estate loans on their balance sheets which may make the banks more vulnerable to cyclical downturns in the commercial real estate markets.  Banks with high concentrations of commercial real estate loans are subject to greater supervisory scrutiny and will be required to have in place risk management practices and capital levels that are appropriate in light of the risk associated with these concentrations.

In addition, the burden imposed by federal and state regulations may place the Company at a competitive disadvantage compared to competitors who are less regulated. Future legislation or government policy may also adversely affect the banking industry or the Company’s or the Bank’s operations. In particular, various provisions of the Gramm-Leach-Bliley Act eliminate many of the federal and state legal barriers to affiliations among banks and securities firms, insurance companies, and other financial services providers. The Company believes the elimination of these barriers may significantly increase competition in its industry.

Finally, regulators have intensified their focus on bank lending criteria and controls, and on the Patriot Act’s anti-money laundering and Bank Secrecy Act compliance requirements.  In order to comply with regulations, guidelines and examination procedures in the anti-money laundering area, and, specifically, the Consent Order issued on March 18, 2010 (see Item 9B of this Annual Report for further information), we have been required to enhance policies and procedures and to install automated monitoring systems, among other requirements. There is no assurance that in every instance we will be in full compliance with these requirements. Our failure to comply with these and other regulatory requirements can lead to, among other remedies, additional administrative enforcement actions, and legal proceedings. In addition, recently enacted and proposed future legislation and regulations have had, and are likely to continue to have, a significant effect on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, and could cause us to change or limit some of our products and services, or the way we operate our business.

We do not intend to pay dividends in the foreseeable future.

We currently have no material source of income other than dividends that we receive from Solera National Bank.  Therefore, our ability to pay dividends to our stockholders depends on the Bank’s ability to pay dividends to us.  The board of directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods.  Accordingly, we do not expect to receive dividends from the Bank, or pay dividends to our stockholders, in the foreseeable future.  In addition, banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends.

Our certificate of incorporation and bylaws, and the employment agreements of our executive officers, contain provisions that could make a takeover more difficult.

Our certificate of incorporation and bylaws include provisions designed to provide our board of directors with time to consider whether a hostile takeover offer is in our and our stockholders’ best interests, but could be utilized by our board of directors to deter a transaction that would provide stockholders with a premium over the market price of our shares.  These provisions include the availability of authorized, but unissued shares, for issuance from time to time at the discretion of our board of directors; bylaw provisions enabling our board of directors to increase the size of the board and to fill the vacancies created by the increase; and bylaw provisions establishing advance notice procedures with regard to business to be presented at a shareholder meeting or director nominations.

In addition, there are “change in control” provisions in the employment agreements of some of our executive officers providing for lump-sum cash payments based on the officer’s base compensation.

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

As of March 1, 2010, our directors and executive officers owned 235,835 shares of our common stock, which represents 9.2% of the number of shares outstanding.  Additionally, we issued warrants to our initial stockholders and stock options to our directors and executive officers.  If our executive officers and directors exercised all of their stockholder warrants, our directors and executive officers would own shares upon exercise representing as much as 16.8% of our then existing outstanding common stock. Moreover, although the stock options are not immediately exercisable by their terms, upon exercise of the stock options granted to our directors and executive officers, our directors and executive officers would own shares upon exercise representing as much as 23.5% of our then existing outstanding common stock based on number of shares outstanding.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Bank’s main office, which is also the principal executive office of the Company, is located at 319 South Sheridan Boulevard, Lakewood, Colorado 80226. The Bank occupies a 6,218 square foot one-story freestanding building. The Bank also leases 3,518 square feet in Lakewood, Colorado that serves as administrative offices for our executive management, accounting and credit administration functions.  Finally, the bank leases 1,423 square feet in Denver, Colorado in an office building that is occupied by the Mexican Consulate.  The Bank has entered into lease agreements with respect to each of the banking locations. The aggregate commitments under the leases are set forth in the notes to the audited financial statements included in this Form 10-K. At this time, the Bank does not intend to own any of the properties from which it will conduct banking operations. Management believes that these facilities are adequate to meet the present needs of the Company and the Bank.

Item 3.  Legal Proceedings

See description of Consent Order under Item 9B of this Annual Report which is incorporated herein by this reference.

Item 4.  [Reserved]

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

The Company’s common stock is traded over the counter on the OTC Bulletin Board under the symbol “SLRK.OB”.   Corporate Stock Transfer is the Company’s transfer agent and registrar, and is able to respond to inquiries from stockholders on its website: www.corporatestock.com or at its mailing address: 3200 Cherry Creek Drive South, Suite #430,  Denver, CO 80209.  The following table sets forth the high and low sales prices for the periods indicated below.  The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2009:

	High	Low
First Quarter	$8.00	$5.50
Second Quarter	6.50	5.00
Third Quarter	6.50	5.75
Fourth Quarter	5.90	5.25

Year Ended December 31, 2008:

	High	Low
First Quarter	$10.50	$9.50
Second Quarter	9.90	9.25
Third Quarter	9.50	8.00
Fourth Quarter	8.00	7.00

The last price at which the Company’s common stock was sold was $4.90 on March 17, 2010.

Holders

As of March 12, 2010 there were approximately 750 holders of record.

Dividends

The Company has never declared or paid dividends on its common stock. In addition, the Company expects to retain future earnings, if any, for use in the operation and expansion of the Bank’s business and does not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the board of directors and will, among other factors, depend upon regulatory requirements and restrictions, the Company’s results of operations, its financial condition and capital requirements. Because, as a holding company, the Company conducts no material activities at this time other than holding the common stock of the Bank, its ability to pay dividends depends on the receipt of dividends from the Bank. The board of directors of the Bank intends to retain earnings to promote growth and build capital and to recover any losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. In the case of the Company, for example, the existence of any cash at the Company in order to be able to pay dividends to stockholders of the Company is substantially dependent on the earnings of the Bank and the payment of dividends by the Bank to the Company, as the Bank’s sole stockholder. The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until the accumulated deficit has been eliminated.   For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I - Item 1. Business - Supervision and Regulation.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data

As a smaller reporting company, this item is not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the financial statements and notes included in this Report. This discussion should be read in conjunction with the information provided in the Company’s financial statements and the notes thereto. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included elsewhere in this Annual Report.

General

The Company is a Delaware corporation that was incorporated on January 12, 2006 to organize and serve as the holding company for Solera National Bank, a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado serving the Denver metropolitan area.  The Company’s main banking office is located at 319 South Sheridan Boulevard, Lakewood, Colorado 80226.  The Bank’s telephone number is (303) 209-8600.

The Bank offers a broad range of commercial and consumer banking services to small- and medium-sized businesses, licensed professionals and individuals who management believes are particularly responsive to the personalized service that Solera National Bank provides to its customers.  Management believes that local ownership and control allows the Bank to serve customers more efficiently and effectively and aids in the Company’s growth and success.  Solera National Bank competes on the basis of providing a personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients.  Solera National Bank serves the entire market area and with a particular emphasis on the local Hispanic population due to the significant growth in this demographic and the ineffectiveness of traditional banks to fully service the needs of the Hispanic population because of cultural and language barriers.

During the year ended December 31, 2007, the Company received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank.  Additionally, the Company closed on its initial public offering, in which the Company raised $25.5 million, and Solera National Bank received final regulatory approvals and began operations on September 10, 2007.

The following discussion focuses on the Company’s financial condition and results of operations during the years ended December 31, 2009 and 2008, presented on a consolidated basis.

As of December 31, 2009, on a consolidated basis, the Company had total assets of $132.8 million, net loans of $49.6 million, total deposits of $104.4 million and stockholders’ equity of $18.7 million.

Critical accounting policies

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. The following is a description of the Company’s significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Allowance for loan losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels during the Bank’s de novo period of operation.  The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

The Company has established a formal process for determining an adequate allowance for loan losses.  The allowance for loan losses calculation has two components.  The first component represents the allowance for loan losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable.  To determine this component of the calculation, collateral-dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component of the allowance for loan losses represents contingent losses — the estimated probable losses inherent within the portfolio due to uncertainties.  Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The recorded allowance for loan losses is the aggregate of the impaired loans component and the contingent loss component.

At December 31, 2009, the Company had an allowance for loan losses of $830,000.  Management believes that this allowance for loan losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.  Also, federal regulators, when reviewing the Bank’s loan portfolio in the future, may require the Bank to increase the allowance for loan losses.  Any increase in the allowance for loan losses would adversely affect earnings.   An analysis of the allowance for loan losses as well as its allocation among certain categories of the loan portfolio can be found in the “Financial Condition as of December 31, 2009 and 2008” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Share-based compensation

The Company grants stock options as incentive compensation to employees and directors.  The cost of employee/director services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, which is determined using a Black-Scholes-Merton model.  This cost, net of estimated forfeitures, is expensed to salaries and employee benefits over the period which the recipient is required to provide services in exchange for the award, generally the vesting period.

Estimation of fair value

The estimation of fair value is significant to a number of the Company’s assets, including available-for-sale investment securities and other real estate owned. These are all recorded at either fair value or at the lower of cost or fair value.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Impairment of investment securities

Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary.  Securities are evaluated for impairment utilizing criteria such as the magnitude and duration of the decline, current market conditions, payment history, the credit worthiness of the obligator, the intent of the Company to retain the security or whether it is more likely than not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  If a decline in value below amortized cost is determined to be other-than-temporary, which does not necessarily indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, the security is reviewed in more detail in order to determine the portion of the impairment that relates to credit (resulting in a charge to earnings) versus the portion of the impairment that is noncredit related (resulting in a charge to accumulated other comprehensive income).  A credit loss is determined by comparing the amortized cost basis to the present value of cash flows expected to be collected, computed using the original yield as the discount rate.

New accounting pronouncements

See Note 1 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” for information on recent accounting pronouncements and their impact, if any, on our consolidated financial statements.

Results of operations for the years ended December 31, 2009 and 2008

During the year ended December 31, 2009 the Company had net losses of approximately $1.3 million, an improvement of approximately $938,000 from net losses of approximately $2.2 million during the year ended December 31, 2008.  The improvement in net losses during the 2009 year is primarily attributable to the increase in interest income outpacing the increase in interest expense by approximately $1.4 million.  This coupled with an increase of $468,000 in noninterest income, partially offset by increases in the provision expense and noninterest expense account for the $938,000 improvement in net loss year over year.

During 2009, the Company’s overhead costs, or noninterest expenses, totaled approximately $4.2 million compared to $3.7 million for the prior year.  This increase was primarily the result of increased banking activity and therefore, more full-time equivalent employees, higher occupancy costs as the bank re-occupied a previously abandoned lease in order to accommodate the growing company, and an increase in FDIC premiums.

The 2009 loss resulted in a loss on average assets of 1.2% which was an improvement over the 2008 loss on average assets of 4.8%.  Fiscal 2009 ended with a loss on average equity of 6.7% in comparison to a loss on average equity of 11.1% during 2008.

Net interest income and net interest margin

Net interest income is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets.  Net interest income is determined by the yields earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities and the relative amounts of interest-earning assets and interest-bearing liabilities.  Net interest income divided by average interest-earning assets represents the Company’s net interest margin.

The following table sets forth, for the periods indicated, information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. These yields are derived by dividing the annualized income or expense by the average balance of the corresponding asset or liability.

	2009			2008
($ in thousands)	Average Balance	Interest/ Dividend	Average Yield/Rate	Average Balance	Interest/ Dividend	Average Yield/Rate
ASSETS
Federal funds sold and other short-term investments	$3,082	$14	0.45%	$4,859	$128	2.64%
Investment securities	56,943	2,896	5.09	26,380	1,394	5.28
Loans (a)	38,133	2,093	5.49	11,123	658	5.91
FHLB and Federal Reserve Bank stocks	1,080	42	3.89	841	42	4.98
TOTAL EARNING ASSETS	99,238	$5,045	5.08%	43,203	$2,222	5.14%
Non-earning assets	3,053			3,243
TOTAL ASSETS	$102,291			$46,446

LIABILITIES
Interest-bearing deposits
Interest-bearing demand	$5,308	$114	2.15%	$3,140	$10	0.33%
Savings and money market	23,503	557	2.37	8,063	165	2.04
Time deposits	40,342	1,131	2.80	7,121	258	3.62
TOTAL INTEREST-BEARING DEPOSITS	$69,153	$1,802	2.61%	$18,324	$433	2.36%
Securities sold under agreements to repurchase and federal funds purchased	995	12	1.21	123	2	1.60
Federal Home Loan Bank borrowings	9,040	334	3.69	6,604	238	3.60
Capital leases	139	13	9.35	175	16	9.34
TOTAL INTEREST-BEARING LIABILITIES	$79,327	$2,161	2.72%	$25,226	$689	2.73%
Non-interest bearing demand deposits	3,429			1,053
Other liabilities	515			281
TOTAL LIABILITIES	83,271			26,560
STOCKHOLDERS’ EQUITY	19,020			19,886
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,291			$46,446
NET INTEREST INCOME / MARGIN		$2,884	2.91%		$1,533	3.55%
NET INTEREST SPREAD			2.36%			2.41%

(a)          Loans are presented net of unearned income and the allowance for loan losses.

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

	Twelve Months Ended December 31, 2009 Compared to Twelve Months Ended December 31, 2008
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$1,435	$(51)	$1,486
Investment securities	1,502	(54)	1,556
FHLB and Federal Reserve Bank stocks	—	(10)	10
Federal funds sold and other short-term investments	(114)	(84)	(30)
Total interest income	$2,823	$(199)	$3,022

Interest expense:
Interest-bearing checking	$104	$93	$11
Savings and money market	392	30	362
Time deposits	873	(71)	944
Federal funds purchased and securities sold under agreements to repurchase	10	(1)	11
Federal Home Loan Bank borrowings	96	6	90
Other borrowings	(3)	—	(3)
Total interest expense	$1,472	$57	$1,415

Net interest income	$1,351	$(256)	$1,607

The rate volume table above illustrates the reason for the Bank’s 64 basis point decrease in net interest margin from 3.55% for fiscal year 2008 to 2.91% during fiscal year 2009.  The daily average prime rate during 2008 was 5.07% compared to 3.25% during 2009.  This 182 basis point decrease in the average prime rate was not fully felt by the Bank partially because it was offset by volume increases in the Bank’s interest-earning assets, partially due to floors on the Bank’s adjustable rate loan portfolio and partially due to management investing in longer-term taxable municipal bonds which were not as heavily impacted by the declining interest rate environment.  However, given the Bank’s focus during 2009 on customer acquisitions, deposit rates on transaction accounts remained relatively constant between 2008 and 2009 and, therefore, the Bank did not benefit from the lower interest rate environment.

On an annualized basis, the Company’s net interest spread, (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) remained fairly constant decreasing only 5 basis points from 2.41% for 2008 to 2.36% for 2009.

Provision for loan losses and allowance for loan losses

The provision for loan losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The provision for loan losses was $562,000 in 2009 and $221,000 in 2008.  The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio.

Information regarding the calculation of the loan loss provision, the factors considered by the Company in establishing the reserves and the quality of the Bank’s loan portfolio are included in the section of this Report titled “Part I - Item 1. Business - Asset Quality.”

Noninterest income

Noninterest income for the year ended December 31, 2009 of $629,000, an increase of $468,000 over 2008, consisted of: (1) realized gains, net of losses, on the sale of investment securities of approximately $377,000, an increase of $330,000 from 2008; (2) charges on deposit accounts for presentation of non-sufficient funds and service charges of approximately $227,000, an increase of $154,000 over 2008 partially due to an increase in the number of accounts and partially due to a money-services-business deposit customer whose account was open for nine months of 2009 compared to three months of 2008; (3) ATM service charges of approximately $20,000 an increase of $2,000 over 2008; and (4) approximately $5,000 of rental income, a decrease of $20,000 from 2008 for office space in the Bank’s main banking facility that was sub-leased only a few months of 2009 compared to the full year 2008.  The Bank anticipates service charges on deposits will decrease during 2010 due to the recent loss of a money-services-business deposit customer which accounted for approximately 70% of our 2009 service charges and fees.

Noninterest income for the year ended December 31, 2008 of $161,000 consisted primarily of charges on deposit accounts for presentation of non-sufficient funds and service charges of approximately $73,000; ATM service charges of approximately $18,000; realized gains, net of losses, on the sale of investment securities of approximately $47,000; and approximately $23,000 of rental income for office space in the Bank’s main banking facility that was sub-leased to a third party.

Noninterest expense

Noninterest expenses totaled $4.2 million for the year ended December 31, 2009 an increase of $540,000, or 15%, from the prior year which totaled $3.7 million.  The following discussion evaluates the reasons for this increase.

Salaries and employee benefits increased $124,000, or 5%, from $2.3 million in 2008 to $2.4 million in 2009 primarily due to an increase in the number of full-time equivalent employees (“FTE”), which increased from an average of 19 FTEs in 2008 to an average of 21 FTEs in 2009.

Occupancy costs totaled $558,000 and $346,000 for the years ended December 31, 2009 and 2008, respectively.  Occupancy costs consist primarily of lease expense, depreciation of equipment and amortization of leasehold improvements.  During 2008, the Company recorded a credit to occupancy expense of approximately $133,000 associated with the re-occupancy of office space that had been previously accounted for as an abandoned lease.  Without this credit, occupancy expense would have been approximately $477,000 for the year ended December 31, 2008 resulting in an increase of $81,000 during 2009.  The $81,000 increase primarily relates to approximately $38,000 of increased rent and common area maintenance costs associated with occupying the previously abandoned space for all 12 months of 2009 versus only 3 months of 2008; $36,000 in increased depreciation and amortization costs associated with new equipment and tenant improvements recorded late in 2008; and $7,000 in increased building maintenance costs for repairs and janitorial services.  For a more detailed discussion of the abandoned lease, and subsequent reversal thereof, see Note 15 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Professional fees totaled $318,000 and $258,000 for the years ended December 31, 2009 and 2008, respectively.  Approximately $127,000 and $101,000 for fiscal years 2009 and 2008, respectively were related to external audit fees.  During 2008, approximately $75,000 was incurred for legal fees primarily associated with employment matters compared to $47,000 in 2009.  Approximately $54,000 and $49,000 was incurred in 2009 and 2008, respectively for consulting fees related to systems design, implementation and support.  During 2009 and 2008, respectively, approximately $36,000 and $33,000 were incurred for operational audits/reviews and tax and accounting services.  Additionally, in 2009 the Company incurred approximately $13,000 in investor relations costs and $20,000 for community outreach initiatives.  An additional $21,000 was spent during 2009 for other consulting costs.

The following table shows the main categories that comprise other general and administrative expenses for the years ended December 31, 2009 and 2008 and the ensuing narrative provides explanation for the changes:

	12 Months Ended December 31,
($ in thousands)	2009	2008
Data processing	$275	$233
FDIC assessments	162	20
Marketing and promotions	109	236
Other regulatory and reporting fees	85	56
Printing, stationery and supplies	56	51
Travel and entertainment	49	32
Telephone	38	34
Dues and memberships	34	19
Postage, shipping and courier	24	16
Insurance	19	18
Training and education	12	12
Miscellaneous	52	44
Total	$915	$771

Data processing

The $42,000 increase in data processing is primarily the result of increased banking activity as these expenses are associated with running the Bank’s main banking programs.

FDIC assessments

FDIC assessments increased by $142,000 due to the following:  1) an increase in average deposit volumes, 2) an increase in premium rates and 3) a one-time special assessment of $41,000 assessed in June 2009.

Marketing and promotions

Marketing and promotions costs decreased $127,000 during 2009 as the Company scaled back its marketing programs following significant spending during its initial year of operations.

Other regulatory and reporting fees

The $29,000 increase in other regulatory and reporting fees is comprised of a $16,000 increase in OCC assessment fees due primarily to an increase in the Company’s average asset size and a $13,000 increase in correspondent banking fees associated with increased banking activity.

Travel and entertainment

Travel and entertainment costs increased $17,000 primarily due to increased business development activity.

Dues and memberships

Dues and memberships increased $15,000 as the Bank increased involvement in the local community and banking organizations.

Printing, stationery and supplies; Telephone; Postage; shipping and courier; Insurance; Training and education

These expense items remained consistent year over year increasing only modestly in conjunction with our increased customer base and increased number of employees.

Miscellaneous

The miscellaneous category increased by $8,000 and includes items such as customer checks, franchise taxes, loan expenses, ATM costs and other less significant operating costs.

Financial Condition as of December 31, 2009 and 2008

Loans

The Bank’s loan portfolio represents the highest yielding component of the Company’s earning asset base. Information regarding the Company’s loan portfolio as of December 31, 2009 and 2008 is included in the section of this Report titled “Part I - Item 1. Business - Lending Services” and “Part I - Item 1. Business - Asset Quality.”

Securities and other earning assets

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral for certain types of deposits and borrowings.  Information regarding the Company’s securities portfolio as of December 31, 2009 and 2008 is included in the section of this Report titled “Part I - Item 1. Business - Investments.”

Nonearning assets

Premises, leasehold improvements and equipment totaled $875,000 and $1.0 million at December 31, 2009 and 2008, respectively net of accumulated depreciation of $345,000 and $195,000, respectively. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in the total occupancy expense.

Deposits

Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas by offering attractive interest rates.  Information regarding the Company’s deposit mix as of December 31, 2009 and 2008 is included in the section above titled “Part I - Item 1. Business —Deposit Services.”

Federal Home Loan Bank borrowings

The Bank is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB.  Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate.  All advances are collateralized by certain securities pledged by the Bank and some of the Bank’s qualifying loans.  As of December 31, 2009, the Bank’s authorized borrowing line with the FHLB totaled $53.1 million, subject to the availability of sufficient collateral to pledge against such borrowings.  Of the $53.1 million available, $8.8 million was outstanding at December 31, 2009.  Interest rates on these outstanding FHLB borrowings ranged from 2.52% to 4.89%, with a weighted-average interest rate of 3.54%.  The Bank has pledged certain qualifying loans and certain bonds from its investment portfolio as collateral.

As of December 31, 2008, the Bank had $10.0 million in fixed rate advances from the FHLB with a weighted-average interest of 3.73%.  The Bank had pledged certain qualifying loans and certain bonds from its investment portfolio as collateral.

Liquidity and capital resources

The stock offering closed with 2,553,671 shares sold representing $25.5 million in gross total proceeds raised as of December 31, 2007.  Of this sum, $20.0 million was used to purchase common stock of Solera National Bank and approximately $3.6 million was used for pre-opening costs.  During 2009, the Company invested an additional $1.0 million in common stock of Solera National Bank.  At December 31, 2009, the Company (excluding Solera National Bank) had approximately $2.9 million in remaining cash proceeds. These funds can be used for Company operations, investment, for additional purchase of Solera National Bank stock and other corporate activities. The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

Solera National Bank’s liquidity is monitored by its staff, the asset liability committee and the board of directors, who review historical funding requirements, current liquidity positions, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Solera National Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition.  Fluctuations in the balances of depositors may cause temporary increases and decreases in liquidity from time to time.  The Bank deals with such fluctuations by using existing liquidity sources. Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008.  The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009.  During 2009, the FDIC extended the temporary insurance increase.  The standard insurance amount currently is $250,000 per depositor. The $250,000 limit is permanent for certain retirement accounts, which includes IRAs. The $250,000 limit is temporary for all other deposit accounts through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000 per depositor for all account categories except certain retirement accounts, which will remain at $250,000 per depositor.

The FDIC also implemented a Temporary Liquidity Guarantee Program, which provides for full FDIC coverage for noninterest-bearing transaction accounts, regardless of dollar amounts. During 2009, the Bank elected to opt-in to this program, thus, our customers received full coverage for transaction accounts under the program.  However, the Bank elected to opt-out of this program during 2010.

Solera National Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

Additionally, in January 2009, the Company became a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $100,000 amount (or $250,000 if the time deposit matures prior to December 31, 2013) and placed with other banks that are members of the network. The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance. These sources provide secondary liquidity to the Company to service its depositors’ needs.  As of December 31, 2009 and 2008, the Bank had $3.4 million and $0, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 to 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Fed Funds, etc.) are not available, nor will Solera National Bank seek to attract volatile, non-local deposits with above market interest rates. As of December 31, 2009, the loan to deposit ratio was 48% compared to 57% as of December 31, 2008.

During the first quarter 2008, the Bank was approved for membership by the Federal Home Loan Bank (“FHLB”) of Topeka, which gave the Bank access to a secured line of credit with approximately $44.3 million of available funding as of December 31, 2009, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $11.7 million with four correspondent banks.  Each of these lines expires during 2010; however, it is anticipated the Company will be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

Solera National Bank had cash and cash equivalents of $2.5 million, or 1.9% of total Bank assets, at December 31, 2009. Management feels that with the ability to raise deposits, access to unsecured fed funds established with correspondent banks, and access to funding from the FHLB, Solera National Bank should have more than adequate liquidity to meet anticipated future funding needs.

Interest rate sensitivity

Net interest income, the Bank’s expected primary source of earnings, can fluctuate with significant interest rate movements. The Company’s profitability depends substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities. A large change in interest rates may significantly decrease the Bank’s net interest income. Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control. While the Bank takes measures to minimize the effect that changes in interest rates have on its net interest income and profitability, these measures may not be effective. To lessen the impact of these fluctuations, the Bank attempts to structure the balance sheet so that repricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals.  Imbalances in these repricing opportunities at any point in time constitute interest rate sensitivity.

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to change in market interest rates. The rate sensitive position, or “gap,” is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. The Bank attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk. The Bank regularly evaluates the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

The following table sets forth information concerning the sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2009. The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are reflected in the earlier period of when they are first scheduled to adjust or mature.

	As of December 31, 2009
	Volumes Subject to Repricing Within
($ in thousands)	0-1 Days	2-90 Days	91-365 Days	1-3 Years	Over 3 Years	Non-Interest Sensitive	Total
Assets:
Cash, fed funds and other	$2,516	$—	$—	$—	$—	$—	$2,516
Interest-bearing deposits with banks	—	3,684	100	—	—	—	3,784
Investments and FHLB and FRB stocks	—	2,387	3,841	10,766	56,447	1,131	74,572
Loans (1)	23,970	1,340	979	2,957	21,258	—	50,504
Non-earning assets	—	—	—	—	—	1,464	1,464
Total Assets	$26,486	$7,411	$4,920	$13,723	$77,705	$2,595	$132,840

Liabilities and Stockholders’ Equity:
Interest-bearing demand, savings and money market accounts	$62,148	$—	$—	$—	$—	$—	$62,148
Time deposits	24	8,283	21,093	8,068	2,161	—	39,629
Securities sold under agreements to repurchase	326	—	—	—	—	—	326
Federal Home Loan Bank borrowings	1,000	—	2,250	4,000	1,500	—	8,750
Capital lease liability	—	7	32	79	—	—	118
Noninterest-bearing liabilities	—	—	—	—	—	3,135	3,135
Stockholders’ equity	—	—	—	—	—	18,734	18,734
Total liabilities and stockholders’ equity	$63,498	$8,290	$23,375	$12,147	$3,661	$21,869	$132,840

Interest rate sensitivity gap	$(37,012)	$(879)	$(18,455)	$1,576	$74,044	$(19,274)	$—

Cumulative interest rate sensitivity gap	$(37,012)	$(37,891)	$(56,346)	$(54,770)	$19,274

Cumulative gap to total assets	(27.9)%	(28.5)%	(42.4)%	(41.2)%	14.5%

(1)               Excludes deferred fees and allowance for loan losses.

Although the above table represents a liability-sensitive gap, it should be noted that the $62.1 million of interest-bearing checking, savings and money market accounts are not contractually bound to move when interest rates move.  Management has discretion over when, if and by how much to adjust those deposit rates.  Additionally, a portion of the $24.0 million adjustable rate loans have embedded floors which will keep those loans from repricing until interest rates move above those floors.  The Bank’s Asset Liability Committee meets regularly to develop a strategy for the upcoming period in order to effectively manage the Bank’s interest rate risk.  As the Bank continues to grow, it will continuously structure its rate sensitivity position in an effort to hedge against rapidly rising or falling interest rates.

Off-balance-sheet arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance-sheet commitments is the routine extension of credit. As of December 31,

2009, commitments to extend credit included approximately $7.2 million for revolving line of credit arrangements, unused commitments for loans and commitment letters outstanding for potential new customers.  As of December 31, 2008, commitments to extend credit included approximately $6.7 million for revolving line of credit arrangements, unused commitments for loans and commitment letters outstanding for potential new customers.  The Company faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Capital adequacy

There are two primary measures of capital adequacy for banks: (i) risk-based capital guidelines and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance-sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common stockholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock.  Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital.

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

For the years ended December 31, 2009 and 2008, the Bank met all capital adequacy requirements and was considered well-capitalized for all three measures, as follows:  (1) Total capital to risk-weighted assets were 21% and 46%, as of December 31, 2009 and 2008 respectively; (2) Tier 1 capital to risk-weighted assets were 20% and 45%, at December 31, 2009 and 2008, respectively; and  (3) Tier 1 capital to average assets were 11% and 25% at December 31, 2009 and 2008, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this Annual Report on Form 10-K, management, including the Principal Executive Officer and Principal Accounting and Financial Officer, evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, both the Company’s Principal Executive Officer and Principal Accounting and Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported to management within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

The management of Solera National Bancorp, Inc. including its consolidated subsidiary, is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements in accordance with U.S. generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management maintains a comprehensive system of controls intended to ensure that transactions are executed in accordance with management’s authorization, assets are safeguarded, and financial records are reliable. Management also takes steps to see that information and communication flows are effective and to monitor performance, including performance of internal control procedures.

As of December 31, 2009, Solera National Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2009, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter of 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

Entry into a Material Definitive Agreement.

On March 18, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented and agreed to the issuance of a Consent Order (the “Order”) by the Office of the Comptroller of Currency (the “OCC”), the Bank’s primary banking regulator.

The Order requires the Bank or its Board of Directors, among other things,

•                  to establish a compliance committee of at least five members to monitor and coordinate compliance with the Order within five (5) days;

•                  to ensure for compliance with the Bank Secrecy Act (“BSA”), the Board shall perform a comprehensive BSA risk assessment, within thirty (30) days;

•                  to revise, adopt, implement and thereafter ensure Bank adherence to a written program of policies and procedures to provide for compliance with the BSA (“Risk-Based BSA Program”), within sixty (60) days;

•                  to determine within thirty (30) days, whether any changes are needed regarding the Bank’s BSA Officer, including the responsibilities, authority, structure, independence or skills of the Bank Secrecy Act Officer.  In particular, the Board shall ensure that the BSA Officer has sufficient training, authority, and skill to perform the assigned responsibilities;

•                  to ensure the Risk-Based BSA Program includes:

•                  a comprehensive training program for all appropriate operational and supervisory personnel to ensure their awareness of their specific assigned responsibilities for compliance with the requirements of the Bank Secrecy Act;

•                  policies and procedures for the appropriate identification and monitoring of transactions that pose greater than normal risk for elicit activity as required by BSA;

•                  policies and procedures to provide for the Bank’s monitoring of suspicious cash, monetary instruments, wire transfers, and other activities for all types of transactions, accounts, customers, products, services, and geographic areas;

•                  to ensure the Risk-Based BSA Program maintains policies and procedures for expanded account-opening procedures for all accounts that pose greater than normal risk for compliance with the Bank Secrecy Act;

•                  to ensure that the BSA Program includes policies and procedures for the maintenance of an integrated, accurate system for all Bank areas to produce periodic reports designed to identify unusual or suspicious activity, including patterns of activity, to monitor and evaluate unusual or suspicious activity, and to maintain accurate information needed to produce these reports, within ninety (90) days;

•                  to ensure the continuance of an external BSA audit, that is independent, adequate in scope and frequency, and designed to ensure compliance with the BSA in all areas of the Bank;

•                  to prepare and submit to the OCC for a prior written determination of no supervisory objection, a program (including policies and procedures) designed to ensure the Bank manages and controls the risk in its loan portfolio, within forty-five (45) days;

The foregoing description of the Consent Order does not purport to be complete and is qualified in its entirety by reference to the Consent Order which is filed as Exhibit 10.13 to this Annual Report and incorporated herein by reference.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 11. Executive Compensation

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2010 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (No. 333-145861) filed on September 4, 2007).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
4.2

Form of Solera National Bancorp, Inc. Organizers’ Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

4.3

Form of Solera National Bancorp, Inc. Shareholders’ Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

4.4	See Exhibits 3.1, 3.2 and 3.3 for provisions of the certificate of incorporation and bylaws defining rights of holders of the common stock.
10.1	Solera National Bancorp, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+
10.2

Employment Agreement by and between Solera National Bank and James Perez Foster (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+

10.3

Employment Agreement by and between Solera National Bank and Robert Fenton (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+

10.4

Employment Agreement by and between Solera National Bank and Mark Martinez (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+

10.5

Employment Agreement by and between Solera National Bank and Paul Ferguson (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+

10.6

Lease Agreement dated September 27, 2005, by and between Forest Park Realty Investments, LLC and Solera National Bancorp, Inc. (f/k/a Patria Corporation) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

Number	Description
10.7

Lease Agreement dated June 16, 2006, by and between 319 South Sheridan LLC and Solera National Bancorp, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

10.8

Lease Agreement dated June 19, 2006, by and between Clairbridge LLC and Solera National Bancorp, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

10.9

Data Processing Services Agreement, dated March 22, 2006, by and between Fidelity Information Services, Inc. and Solera Bank, N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

10.10	Separation Agreement by and between Solera National Bank and Paul Ferguson. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed on March 26, 2009).+
10.11	Separation Agreement by and between Solera National Bank and James C. Foster. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2009).+
10.12

Executive Employment Agreement by and between Solera National Bank, Solera National Bancorp, Inc. and Douglas Crichfield. (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2009).+

10.13

Form of Consent Order dated March 18, 2010 issued by the Office of the Comptroller of the Currency in the matter of Solera National Bank and Stipulation and Consent to the Issuance of a Consent Order.*

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed on March 27, 2008).
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB for the year ended December 31, 2007).
23.1	Consent of McGladrey and Pullen, LLP.*
24.1	Powers of Attorney (incorporated by reference to Signature page attached hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

*  Filed herewith.

+  Indicates a compensatory plan or contract.

(b) None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.

By:	/s/ Douglas Crichfield
	Douglas Crichfield	Dated: March 19, 2010
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

SIGNATURE	TITLE	DATE
/s/ Douglas Crichfield	President & Chief Executive Officer, Director (Principal Executive Officer)	March 19, 2010
Douglas Crichfield

/s/ Robert J. Fenton	Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)	March 19, 2010
Robert J. Fenton

/s/ Norma R. Akers	Director	March 19, 2010
Norma R. Akers

/s/ Rob L. Alvarado	Director	March 19, 2010
Rob L. Alvarado

/s/ Maria G. Arias	Director	March 19, 2010
Maria G. Arias

/s/ Robert M. Gallegos	Director	March 19, 2010
Robert M. Gallegos

/s/ Ronald E. Montoya	Director, Vice Chairman	March 19, 2010
Ronald E. Montoya

/s/ Ray L. Nash	Director	March 19, 2010
Ray L. Nash

/s/ Basil Sabbah	Director, Chairman	March 19, 2010
Basil Sabbah

/s/ F. Stanley Sena	Director	March 19, 2010
F. Stanley Sena

/s/ Larry D. Trujillo	Director	March 19, 2010
Larry D. Trujillo

/s/ Kent C. Veio	Director	March 19, 2010
Kent C. Veio

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Solera National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Solera National Bancorp, Inc. (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity/(deficit), and cash flows for each of the two years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera National Bancorp, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Solera National Bancorp, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report On Internal Control Over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 19, 2010

 SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

($ in thousands)	2009	2008

ASSETS

Cash and due from banks	$1,696	$1,436
Federal funds sold	820	965
TOTAL CASH AND CASH EQUIVALENTS	2,516	2,401

Interest-bearing deposits with banks	3,784	—
Investment securities, available-for-sale	73,441	41,557
Gross loans	50,504	21,413
Net deferred (fees)/expenses	(114)	(57)
Allowance for loan losses	(830)	(268)
NET LOANS	49,560	21,088

FHLB and Federal Reserve Bank stock, at cost	1,131	1,080
Premises and equipment, net	875	1,012
Accrued interest receivable	814	383
Prepaid Federal Deposit Insurance Corporation (“FDIC”) premiums	471	—
Other assets	248	222
TOTAL ASSETS	$132,840	$67,743

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$2,624	$3,910
Interest-bearing demand	6,830	2,604
Savings and money market	55,318	6,873
Time deposits	39,629	24,275
TOTAL DEPOSITS	104,401	37,662

Securities sold under agreements to repurchase	326	398
Federal Home Loan Bank borrowings	8,750	10,000
Accrued interest payable	82	80
Accounts payable and other liabilities	344	394
Capital lease liability	118	156
Deferred rent liability	85	61
TOTAL LIABILITIES	114,106	48,751

Commitments and contingencies (see Notes 16 and 17)
Stockholders’ equity
Common stock - $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at December 31, 2009 and 2008	26	26
Additional paid-in capital	25,768	25,558
Accumulated deficit	(8,016)	(6,740)
Accumulated other comprehensive income	956	148
TOTAL STOCKHOLDERS’ EQUITY	18,734	18,992
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$132,840	$67,743

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009 and 2008

($ in thousands, except share data)	2009	2008

Interest and dividend income
Interest and fees on loans	$2,093	$658
Federal funds sold	5	87
Investment securities, taxable	2,896	1,394
Dividends on FHLB and Federal Reserve Bank stocks	42	42
Other	9	41
Total interest and dividend income	5,045	2,222
Interest expense
Deposits	1,802	433
Securities sold under agreements to repurchase and federal funds purchased	12	2
FHLB borrowings	334	238
Capital leases	13	16
Total interest expense	2,161	689
Net interest and dividend income	2,884	1,533
Provision for loan losses	562	221
Net interest and dividend income after provision for loan losses	2,322	1,312
Noninterest income
Customer service and other fees	247	91
Gain on sale of securities	377	47
Sublease income	5	23
Total noninterest income	629	161
Noninterest expense
Salaries and employee benefits	2,436	2,312
Occupancy	558	346
Professional fees	318	258
Other general and administrative	915	771
Total noninterest expense	4,227	3,687
Loss before income taxes	(1,276)	(2,214)
Provision for income taxes	—	—
Net loss	$(1,276)	$(2,214)
Per share data
Loss per share — basic	$(0.50)	$(0.87)
Loss per share — diluted	$(0.50)	$(0.87)
Weighted average common shares
Basic	2,553,671	2,553,671
Diluted	2,553,671	2,553,671

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

Years Ended December 31, 2009 and 2008

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2007	2,553,671	$26	$25,347	$(4,526)	$2	$20,849
Stock-based compensation	—	—	211	—	—	211
Comprehensive income (loss)
Net loss	—	—	—	(2,214)	—	(2,214)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	193	193
Less: reclassification adjustment for net gains included in income	—	—	—	—	(47)	(47)
Total comprehensive income (loss)	—	—	—	—	—	(2,068)
Balance at December 31, 2008	2,553,671	$26	$25,558	$(6,740)	$148	$18,992
Stock-based compensation	—	—	210	—	—	210
Comprehensive income (loss)
Net loss	—	—	—	(1,276)	—	(1,276)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	1,185	1,185
Less: reclassification adjustment for net gains included in income	—	—	—	—	(377)	(377)
Total comprehensive income (loss)	—	—	—	—	—	(468)
Balance at December 31, 2009	2,553,671	$26	$25,768	$(8,016)	$956	$18,734

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

($ in thousands)	2009	2008
Cash flows from operating activities:
Net loss	$(1,276)	$(2,214)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	169	115
Provision for loan losses	562	221
Amortization of deferred loan fees/expenses, net	(71)	(10)
Discount accretion on interest-bearing deposits with banks	—	(13)
Amortization of premiums/discounts on investment securities, net	96	43
Stock-based compensation	210	211
Reversal of loss on abandoned lease	—	(133)
Gain on sale of investment securities	(377)	(47)
Federal Home Loan Bank stock dividends	(14)	(12)
Net changes in operating assets and liabilities:
Prepaid FDIC assessments	(471)	—
Accrued interest receivable	(431)	(283)
Other assets	(45)	133
Accrued interest payable	2	64
Accounts payable and other liabilities	(50)	163
Deferred loan fees/expenses, net	128	69
Deferred rent liability	24	30
Net cash used by operating activities	(1,544)	(1,663)
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(74,297)	(42,854)
Proceeds from sales of investment securities, available-for-sale	30,221	6,332
Proceeds from maturity/call/paydown of investment securities, available-for-sale	13,281	8,975
Purchase of interest-bearing deposits with banks	(6,623)	(5,751)
Maturity of interest-bearing deposits with banks	2,839	5,764
Purchase of Federal Reserve Bank stock	(37)	—
Proceeds from redemption of Federal Reserve Bank stock	—	63
Purchase of Federal Home Loan Bank stock	—	(606)
Loan originations and principal collections, net	(29,091)	(17,600)
Purchases of premises and equipment	(13)	(191)
Net cash used in investing activities	(63,720)	(45,868)
Cash flows from financing activities:
Net increase in deposits	66,739	32,663
Net (decrease) increase in securities sold under agreements to repurchase	(72)	398
Principal payments on capital lease	(38)	(35)
Proceeds from Federal Home Loan Bank borrowings	1,000	10,000
Repayment of Federal Home Loan Bank borrowings	(2,250)	—
Proceeds from subscriptions receivable	—	1,600
Net cash provided by financing activities	65,379	44,626

Net increase (decrease) in cash and cash equivalents	115	(2,905)
Cash and cash equivalents at beginning of year	2,401	5,306
Cash and cash equivalents at end of year	$2,516	$2,401

The accompanying notes are an integral part of these consolidated financial statements.

(continued)

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2009 and 2008

($ in thousands)	2009	2008
Supplemental disclosure of cash flow information:
Interest paid	$2,159	$625
Non-cash investing and financing activities:
Unrealized gain on investment securities	$808	$146

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation that incorporated in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”).  The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, is a wholly-owned subsidiary of Solera National Bancorp, Inc.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado initially serving the Denver metropolitan area.

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

The Company uses the “management approach” for reporting information about segments in annual and interim financial statements. The management approach is based on the way the chief operating decision maker organizes segments within a company for making operating decisions and assessing performance. Based on the “management approach” model, the Company has determined that its business is comprised of one operating segment: banking.  The banking segment generates revenues through commercial and consumer lending, management of the investment securities portfolio, and providing deposit account services.

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

To date, the Company has funded its activities primarily through proceeds from the common stock offerings, deposits from bank customers and borrowings from the Federal Home Loan Bank of Topeka (“FHLB”).  The Company’s cash and cash equivalents at December 31, 2009 and 2008 totaled $2.5 million and $2.4 million, respectively.  Management believes cash currently on hand will provide adequate funding through December 31, 2010.  There can be no assurance that the Company will achieve or sustain profitability or positive cash flow from its operations.

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES — continued

United States of America and prevailing practices within the banking industry. A summary of the significant accounting policies consistently applied in preparation of the accompanying financial statements follows:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The significant areas requiring management estimates include determination of the allowance for loan losses, assessment of impairment for investment securities, valuation of deferred tax assets and liabilities, stock compensation expense, and fair value of investment securities and other financial instruments.  Assumptions and factors used in making estimates are evaluated regularly or whenever events or circumstances indicate that the previous assumptions and factors have changed.  Estimates may be adjusted as a result of assumptions and factors being evaluated.

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

Investment Securities

Investments to be held for an indefinite amount of time, but not necessarily to maturity, are classified as available-for-sale and reported at fair value using Level 2 inputs (see Note 19).  For these securities, the Company obtains fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income.  Premiums or discounts are amortized or accreted into income using the interest method.  Realized gains or losses are recorded using the specific identification method.

Securities are also evaluated for impairment utilizing criteria such as the magnitude and duration of the decline, current market conditions, payment history, the credit worthiness of the obligor, the intent of the Company to retain the security or whether it is more likely than not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  If a decline in value below amortized cost is determined to be other-than-temporary, which does not necessarily indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, the security is reviewed in more detail in order to determine the portion of the impairment that relates to credit (resulting in a charge to earnings) versus the portion of the impairment that is noncredit related (resulting in a charge to accumulated other comprehensive income).  A credit loss is determined by comparing the amortized cost basis to the present value of cash flows expected to be collected, computed using the original yield as the discount rate.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs or specific valuation accounts and net of any deferred fees or costs on originated loans.

Credit and loan decisions are made by management and the board of directors in conformity with loan policies established by the board of directors. The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on non-accrual loans (see Interest and Fees on Loans, below).

Provision and Allowance for Loan Losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels during the Bank’s de novo period of operation.  The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

The Company has established a formal process for determining an adequate allowance for loan losses.  The allowance for loan losses calculation has two components.  The first component represents the allowance for loan losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable.  To determine this component of the calculation, collateral-dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  If an impaired loan is unsecured, it is evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The second component of the allowance for loan losses represents contingent losses — the estimated probable losses inherent within the portfolio due to uncertainties.  Factors

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The recorded allowance for loan losses is the aggregate of the impaired loans component and the contingent loss component.

Interest and Fees on Loans

Interest income is recognized daily in accordance with the terms of the note based on the outstanding principal balance. Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. The accrual of interest on loans is discontinued when principal or interest is 90 days past due based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on non-accrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest. During 2009 and 2008 no loans were designated as non-accrual loans.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan.

Premises and Equipment

Premises and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives, which ranges from three to seven years.  Leasehold improvements are amortized over the shorter of their estimated useful life or the lease term.  Expenditures for leasehold improvements or major repairs are capitalized and those for ordinary repairs and maintenance are charged to operations as incurred.

FHLB and Federal Reserve Bank Stock

The Bank is a member of the FHLB of Topeka and the Federal Reserve Bank of Kansas City (“FRB”).  In both banks, members are required to own a certain amount of stock.  As such, the Bank owns stock in both the FHLB and FRB.  Bank stocks are carried at cost, classified as restricted securities and periodically reviewed for impairment.  Both cash and stock dividends are reported as income in the period declared.

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Topeka has reported profits for fiscal year 2009 and 2008, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2009 or 2008.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at its fair value less estimated costs to sell.  Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for loan losses, if necessary. Any subsequent write-downs are charged against operating expenses. Operating expenses of such properties, net of related income, are included in other expenses.  During 2009 and 2008 the Company did not foreclose on any real estate.

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

The Company follows the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This standard also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.  As of December 31, 2009 and 2008, the Company has no uncertain income tax positions.

Comprehensive Income

ASC 220, Comprehensive Income, requires the disclosure of comprehensive income and its components. For the years ended December 31, 2009 and 2008, the Company had $956,000 and $148,000, respectively, of comprehensive gain on investment securities, net of applicable taxes and no other components of comprehensive income other than net losses from operations.  It should be noted that taxes are estimated to be $0 for both 2009 and 2008, as a full valuation allowance has been established for all deferred tax assets and liabilities until it is more likely than not that the tax assets or liabilities will be realized.

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

Loss Per Share

Basic loss per common share is based on the weighted-average number of common shares outstanding during the period.  Since the Company is in a loss position, all options and warrants to purchase common shares are anti-dilutive.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Stock-Based Compensation

The Company grants stock options as incentive compensation to employees and directors.  The cost of employee/director services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, which is determined using a Black-Scholes-Merton model.  This cost, net of estimated forfeitures, is expensed to Salaries and Employee Benefits over the period which the recipient is required to provide services in exchange for the award, generally the vesting period.

The Company recorded compensation costs for stock-based compensation issued to directors in the amount of $33,000 in both 2009 and 2008.  The Company recorded compensation costs for stock-based compensation issued to employees in the amount of $177,000 and $178,000 for the years ended December 31, 2009 and 2008, respectively.

Disclosure about Fair Value of Financial Instruments

ASC 825, Financial Instruments, specifies the disclosure requirements for the estimated fair value of financial instruments. The Company’s estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies.  However, considerable judgment is required to develop the estimates of fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Impact of Newly Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) amended existing guidance for determining whether impairment is other-than-temporary (“OTTI”) for debt securities. According to the amendment, an entity is required to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009.   The adoption of this standard did not have a material impact on the results of operations or financial position.

In April 2009, ASC 820-10, Fair Value Measurements and Disclosures, was issued. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The standard provides a number of factors to

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of this standard did not have a material impact on the results of operations or financial position.

In April 2009, the FASB amended existing guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required additional disclosures which are included in Note 19.

During the second quarter 2009, the Company adopted the amended guidance for the accounting for, and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  This standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  See “Note 22 — Subsequent Events” for the related disclosure. The adoption of this standard did not have a material impact on our consolidated financial statements.

In June 2009, the FASB issued The FASB Accounting Standards CodificationTM (“Codification”).  The Codification became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative.  The FASB no longer issues new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it issues Accounting Standards Updates.  This standard is effective for interim and annual periods ending after September 15, 2009.  The Codification did not change GAAP, and, therefore, the adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860):  Accounting for Transfers of Financial Assets, which amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance is effective for fiscal years beginning after November 15, 2009.  ASU No. 2009-16 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. This update also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made to the previous consolidated financial statements to conform to the 2009 presentation.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES

The amortized costs and estimated fair values of investment securities are as follows:

	December 31, 2009
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government agencies	$5,176	$28	$(35)	$5,169
Corporate	9,822	306	(5)	10,123
State and municipal	22,101	395	(295)	22,201
Agency mortgage-backed securities (“MBS”)	35,386	760	(198)	35,948
Total securities available-for-sale	$72,485	$1,489	$(533)	$73,441

	December 31, 2008
($ in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
U.S. government agencies	$5,700	$47	$(1)	$5,746
Corporate	1,516	3	(16)	1,503
State and municipal	3,043	2	(115)	2,930
Agency MBS	31,150	345	(117)	31,378
Total securities available-for-sale	$41,409	$397	$(249)	$41,557

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2009 and 2008 are shown below. Mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are commonly received on mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	2009		2008
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale
Due within one year	$1,538	$1,560	$1,516	$1,504
Due after one year through five years	5,602	5,823	497	499
Due after five years through ten years	19,566	19,735	6,168	6,160
Due after ten years	45,779	46,323	33,228	33,394
Total securities available-for-sale	$72,485	$73,441	$41,409	$41,557

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES - continued

The following table presents the estimated fair value, the unrealized losses and the number of securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2009:

	December 31, 2009
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$3,726	$(35)	7	$—	$—	—	$3,726	$(35)	7
Corporate	517	(5)	1	—	—	—	517	(5)	1
State and municipal	7,768	(243)	10	945	(52)	3	8,713	(295)	13
Agency MBS	10,520	(198)	21	—	—	—	10,520	(198)	21
Total temporarily-impaired	$22,531	$(481)	39	$945	$(52)	3	$23,476	$(533)	42

The three securities that have been in continuous loss positions for 12 months or longer at December 31, 2009, have fluctuated in value since the purchase date as a result of changes in market interest rates.  We have concluded that the continuous unrealized loss positions on these securities are a result of market interest rates and not a result of the underlying issuers’ ability to repay.  Furthermore, we have the intent to hold these securities until maturity or recovery of fair value and it is not probable that the Company will be required to sell these securities before recovery of value.  Accordingly, we have not recognized any other-than-temporary impairment on these securities.

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  As of December 31, 2009 and 2008, no declines were deemed to be other than temporary.

The following table presents the estimated fair value, the unrealized losses and the number of securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2008:

	December 31, 2008
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$453	$(1)	1	$—	$—	—	$453	$(1)	1
Corporate	1,011	(16)	2	—	—	—	1,011	(16)	2
State and municipal	2,430	(115)	8	—	—	—	2,430	(115)	8
Agency MBS	9,371	(103)	21	374	(14)	1	9,745	(117)	22
Total temporarily-impaired	$13,265	$(235)	32	$374	$(14)	1	$13,639	$(249)	33

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES - continued

Sales of available-for-sale securities were as follows:

	Year Ended December 31,
($ in thousands)	2009	2008
Proceeds	$30,221	$6,332
Gross gains	386	48
Gross losses	(9)	(1)

Securities with carrying values of $16.9 million and $15.4 million at December 31, 2009 and 2008, respectively, were pledged as collateral to secure borrowings from the FHLB, public deposits and for other purposes as required or permitted by law.

NOTE 3 - LOANS

The composition of the loan portfolio at December 31 is as follows:

($ in thousands)	2009	2008
Real estate — commercial	$26,063	$7,479
Construction and land development	7,067	3,849
Real estate — residential	8,059	5,043
Commercial and industrial	8,324	4,084
Consumer	991	958
GROSS LOANS	50,504	21,413
Net deferred (fees) / expenses	(114)	(57)
Allowance for loan losses	(830)	(268)
LOANS, NET	$49,560	$21,088

Changes in the allowance for loan losses are summarized as follows:

($ in thousands)	2009	2008
Balance at beginning of year	$268	$47
Provision charged to expense	562	221
Loans charged off	—	—
Recoveries on loans previously charged off	—	—
Balance at end of year	$830	$268

As of December 31, 2009, the Company had one loan past due over 90 days but still accruing with a principal balance of approximately $3,000 and no loans past due as of December 31, 2008.  Further, during both 2009 and 2008, the Company had no impaired and no non-accrual loans.

The Company’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  As the Bank’s loan

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOANS - continued

portfolio grew during 2009 and 2008, the concentration to any single borrower diminished.  As of December 31, 2009, the Bank’s five largest loans represented approximately 20% of the total loan portfolio in comparison to 40% as of December 31, 2008.  Management expects the concentration to any one borrower to continue to diminish as the Bank’s loan portfolio grows.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.3 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

NOTE 4 - FHLB AND FEDERAL RESERVE BANK STOCKS

The Company, through its subsidiary bank, is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka.  Membership in these banks requires the Company to maintain an investment in the capital stock of each.  These investments are restricted in that they can only be redeemed by the issuer at par value.  The Company’s investment at December 31 was a follows:

($ in thousands)	2009	2008
Federal Reserve Bank of Kansas City	$499	$462
Federal Home Loan Bank of Topeka	632	618
Total	$1,131	$1,080

NOTE 5 - PREMISES AND EQUIPMENT

The composition of Company premises and equipment at December 31 is as follows:

($ in thousands)	2009	2008
Leasehold improvements	$608	$608
Furniture, fixtures and equipment	612	599
	1,220	1,207
Less accumulated depreciation	(345)	(195)
Premises and equipment, net	$875	$1,012

Depreciation and amortization expense on premises and equipment was $150,000 and $115,000 for the years ended December 31, 2009 and 2008, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.  Rent expense on premises was approximately $278,000 and $246,000 for the years ended December 31, 2009 and 2008, respectively, excluding the reversal of loss on abandoned lease.  An additional $190,000 of rent expense was recognized during 2007 related to the loss on abandoned lease.  Approximately $133,000 of the loss was reversed during the third quarter of 2008 resulting in a credit to rent expense.  See Note 15 for a more detailed discussion.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - PREMISES AND EQUIPMENT - continued

The Company has noncancelable operating leases for its main banking office, an administrative office, space in an office building, an ATM machine, and three copier/printers that expire at various points not later than the year 2017.  Each of the three leases for office space have renewal options that extend through various points not later than 2037.  The cost of such renewals is not included below.  The following table shows future minimum noncancelable operating lease payments as of December 31, 2009:

Year ending December 31,	($ in thousands)
2010	$221
2011	196
2012	162
2013	158
2014	161
Thereafter	387
Total	$1,285

NOTE 6 — DEPOSITS

Deposits at December 31 consist of the following:

	December 31, 2009		December 31, 2008
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,624	2%	$3,910	10%
Interest-bearing demand	6,830	7	2,604	7
Money market accounts	3,555	3	6,488	17
Savings accounts	51,763	50	385	1
Time deposits, less than $100,000	16,624	16	6,522	18
Time deposits, $100,000 or more	23,005	22	17,753	47
Total	$104,401	100%	$37,662	100%

Public deposits are collateralized by investment securities with estimated market values of $7.5 million and $3.3 million as of December 31, 2009 and 2008, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

	As of December 31,
($ in thousands)	2009	2008
2009	NA	$18,330
2010	$29,398	5,277
2011	6,658	99
2012	1,412	1
2013	1,086	568
2014	1,075	—
Total	$39,629	$24,275

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following is a summary of information pertaining to securities sold under agreements to repurchase at December 31:

($ in thousands)	2009	2008
Ending Balance	$326	$398
Weighted-average interest rate at year-end	1.98%	1.98%

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

NOTE 8 - OTHER BORROWINGS

The Bank is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB.  Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate.  All advances are collateralized by certain securities pledged by the Bank and some of the Bank’s qualifying loans.  As of December 31, 2009, the Bank’s authorized borrowing line with the FHLB totaled $53.1 million, subject to the availability of sufficient collateral to pledge against such borrowings.  Of the $53.1 million available, $8.8 million was outstanding at December 31, 2009.  Interest rates on these outstanding FHLB borrowings ranged from 2.52% to 4.89%, with a weighted-average interest rate of 3.54%.

In addition to FHLB borrowings, the Company may borrow up to $11.7 million overnight on an unsecured basis from its correspondent banks.  As of December 31, 2009, no amounts were outstanding under these arrangements.

At December 31, 2009, the scheduled maturities and weighted-average interest rate of FHLB borrowings are as follows:

($ in thousands)	$ Amount Maturing	Weighted- Average Interest Rate
Overnight	1,000	0.19%
2010	2,250	3.45%
2011	2,000	3.87%
2012	2,000	4.23%
2013	1,500	4.56%
Total borrowings	$8,750	3.54%

As of December 31, 2008, the authorized borrowing line with the FHLB totaled $27.1 million of which $10.0 million was outstanding.  Additionally, the Company had $11.3 million of overnight funding available on an unsecured basis, of which no amount was outstanding as of December 31, 2008.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - OTHER BORROWINGS - continued

The Company has capital leases for bank equipment, furniture and signage that are being leased for five years with a bargain purchase option at the end of the lease term.  The following is a schedule of the future minimum lease payments under capital leases as of December 31, 2009, with a weighted-average interest rate of 9.3%:

Year ending December 31,	($ in thousands)
2010	52
2011	51
2012	30
Total	$133
Operating interest	(15)
Capital lease liability	$118

The Company has capital leases for bank equipment, furniture and signage that are being leased for five years with a bargain purchase option at the end of the lease term.  In accordance with ASC 840, Leases, the asset and the capital lease liability have been recorded at the lesser of the fair market value or the present value of the future minimum lease payments.

NOTE 9 - INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

($ in thousands)	2009	2008
Deferred tax assets:
Start-up and organizational expenses	$1,120	$1,207
Net operating loss carryforward	1,368	1,096
Allowance for loan losses	284	76
Non-qualified stock options	28	16
Other	77	41
Total deferred tax assets	2,877	2,436
Deferred liabilities:
Net unrealized gain on securities available-for-sale	(354)	(55)
Federal Home Loan Bank stock dividends	(9)	(4)
Tax over book depreciation	(26)	(24)
Total deferred tax liabilities	(389)	(83)

Net deferred tax assets	2,488	2,353

Valuation allowance	(2,488)	(2,353)

Net deferred taxes	$—	$—

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - INCOME TAXES — continued

The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets. The Company has net operating loss carryforwards of approximately $3.7 million for federal income tax purposes.  Federal net operating loss carry forwards, to the extent not used, will expire starting in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the twelve months ended December 31, 2009 and 2008, due to the following:

($ in thousands)	December 31, 2009	December 31, 2008
Computed “expected” tax benefit	$(447)	$(775)
Change in income taxes resulting from:
Change in valuation allowance	434	698
Other	13	77
Income tax provision	$—	$—

NOTE 10 - COMMON STOCK OFFERING

The Company closed the initial offering for 2,553,671 shares of its common stock at an offering price of $10 per share, or $25.5 million.  Approximately $233,000 of direct offering costs were incurred to raise the Company’s initial capital and were offset against the initial proceeds of the capital raised to yield net opening capital of $25.3 million.  In addition, the Company issued one stock warrant for every five shares of common stock purchased.  The warrants entitle the holder thereof to purchase one share of the Company’s common stock for $12.50 at any time prior to September 10, 2010 (see Note 12).

The offering was not underwritten.  Subject to compliance with applicable federal and state securities laws, the offering was made on a best efforts basis through the Company’s organizers, executive officers and directors, who did not receive any commission or other compensation in connection with these activities.

NOTE 11 - STOCK OPTIONS

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) in October 2007 with an effective date of September 10, 2007 and ratified by the stockholders at the Company’s first annual meeting on June 17, 2008.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 20% of the total number of shares of common stock subscribed for in the offering for issuance under the Plan.  Approximately 510,700 options have been reserved for issuance under the Plan.  Of that, approximately 305,300 are issued and outstanding, leaving 205,400 available for future grants as of December 31, 2009.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation costs of approximately $210,000 and $211,000 during the years ended December 31, 2009 and 2008, respectively.  No tax benefit related to stock-based compensation will be recognized until the Company is profitable.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS — continued

The Company accounts for its stock-based compensation under the provisions of ASC 718, Compensation - Stock Compensation.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

Grant-date	2009	2008
Number of Options Granted	66,000	16,250
Expected Volatility	14.46%	14.46%
Expected Term	6.25 years	6.25 years
Expected Dividend	0.00%	0.00%
Risk-Free Rate	1.99% - 3.25%	2.70% - 2.98%
Grant-Date Fair Value	$1.32 – $1.54	$1.86 - $2.13

Since the Bank does not have sufficient historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history.  The expected term represents the estimated average period of time that the options will remain outstanding.  Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk-free rate of return reflects the grant-date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options.  The weighted-average grant-date fair value of options granted during the years 2009, and 2008 was $1.49, and $2.03, respectively.  Currently, the Company’s estimated forfeiture rate is 0% for executive officers, 25% for employees and 33% for directors.  The different ranges result from certain groups of employees exhibiting different behavior.  Options forfeited impact the amount of compensation expense recognized.  Share-based compensation expense is based on awards that are ultimately expected to vest; accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures.  The estimated forfeiture rate is reviewed at each reporting date to confirm that it is the best estimate to support the then-current trends within the Company.  As of December 31, 2009, the Company has yet to have sufficient evidence to support revising its estimated forfeiture rates.  The Company expects this to change as the Company nears the end of the vesting period on its first option grants in September 2011.

No options were exercised and 64,562 options were forfeited during 2009.  The Company recognized $210,000 of expense during the year ended December 31, 2009 representing expense for approximately 77,000 options that vested during the year, plus a pro-rata amount for the options that are expected to vest on the anniversary of the date granted.

No options were exercised and 53,841 options were forfeited during 2008.  The Company recognized $211,000 of expense during the year ended December 31, 2008 representing expense for the approximately 110,000 options that vested during the year, plus a pro-rata amount for the options that are expected to vest on the anniversary of the date granted.

As of December 31, 2009, there was approximately $362,000 of unrecognized compensation cost related to non-vested stock options granted under the Plan that will be recognized over a weighted-average period of 1.14 years.  As of December 31, 2009, there were no in-the-money outstanding stock options; accordingly the aggregate intrinsic value of outstanding options was $0.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS — continued

A summary of the option activity under the Plan as of December 31, 2009, and changes during the year then ended is presented below:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2009	360,255	$9.95	7.76 years
Granted	66,000	6.47	9.49 years
Exercised	—	—	—
Forfeited	(64,562)	10.00	—
Expired	(56,340)	9.99	—
Outstanding at December 31, 2009	305,353	$9.19	8.14 years

Exercisable at December 31, 2009	135,062	$9.88	7.79 years

NOTE 12 - WARRANTS

The Company funded organizational and pre-opening expenses of approximately $3.6 million from direct cash advances made by its organizers and from draws made under a $2.9 million line of credit.  Each organizer and one non-organizer director provided a limited guarantee on amounts drawn under the line of credit.  Accordingly, in recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 317,335 warrants to its organizers and one non-organizer director.  Each of the Company’s organizers who provided cash advances of at least $30,000 and a limited guarantee received warrants to purchase the lesser of 16,181 shares of the Company’s common stock or the number of shares actually subscribed for in the offering.  One organizer, both individually and through an affiliated entity, provided a cash advance of $480,000 and a limited guarantee, and received warrants to purchase 40,000 shares of the Company’s common stock.  Another organizer, who provided a cash advance of $130,000 and a limited guarantee, received warrants to purchase 25,000 shares of the Company’s common stock.  These warrants are exercisable at a price of $10.00 per share, the initial offering price, and may be exercised anytime prior to September 10, 2017.

Additionally, each of the Company’s initial stockholders were granted one warrant to purchase an additional share, at an exercise price of $12.50 per share, for every five shares purchased during the Company’s initial public offering.  The stockholder warrants are fully vested and exercisable at any time prior to September 10, 2010.

Warrants Outstanding and Exercisable
Type	Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Organizer warrant	$10.00	317,335	7.69 years	$10.00
Stockholder warrant	$12.50	510,713	0.69 years	$12.50

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — WARRANTS - continued

The Company determined the fair value of the warrants granted following the provisions of ASC 505-50, Equity-Based Payments to Non-Employees.  The fair value of each warrant grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

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

The fair market value of the stockholder warrants totaled approximately $131,000 and the fair market value of the organizer warrants totaled approximately $625,000.  This cost was treated as a component of equity and was included in total offering costs of approximately $990,000.

Organizer and initial stockholder warrants to purchase fractional shares were not issued.  Instead, rounding down to the next whole number was used in calculating the number of warrants issued to any stockholder. Holders of warrants will be able to profit from any rise in the market price of the Company’s common stock over the exercise price of the warrants because they will be able to purchase shares of the Company’s common stock at a price that is less than the then-current market value. If the Bank’s capital falls below the minimum level required by the Office of the Comptroller of the Currency, management may be directed to require the holders to exercise or forfeit their warrants.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — LOSS PER SHARE

The following table presents the net loss and weighted average common shares outstanding used to calculate earnings (loss) per share for the years ended December 31, 2009 and 2008:

($ in thousands, except share data)	2009	2008
Basic loss per share computation

Net loss to common stockholders	$(1,276)	$(2,214)

Weighted average shares outstanding — basic	2,553,671	2,553,671

Basic loss per share	$(0.50)	$(0.87)

Diluted loss per share computation

Net loss to common stockholders	$(1,276)	$(2,214)

Weighted average shares outstanding — basic	2,553,671	2,553,671
Shares assumed issued:
Stock options	—	—
Stockholder stock warrants	—	—
Organizer stock warrants	—	—

Weighted average shares outstanding — diluted	2,553,671	2,553,671

Diluted loss per share	$(0.50)	$(0.87)

Since the Company was in a loss position for the years ended December 31, 2009 and 2008, all outstanding options and warrants were anti-dilutive.

NOTE 14 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There was approximately $2.6 million in loans receivable from related parties at December 31, 2009 and 2008, respectively.

Also in the course of ordinary business, certain officers, directors, principal stockholders, and employees of the Bank have deposits with the Bank. In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons. The balance of related party deposits at December 31, 2009 and 2008 was approximately $4.0 million and $2.7 million, respectively.

The Company utilized a director for consulting services and incurred approximately $3,000 of consulting costs during the year ended December 31, 2009.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - REVERSAL OF LOSS ON ABANDONMENT OF LEASE

On July 27, 2007, the Company recorded a loss of approximately $170,000 as a result of abandoning its corporate headquarters.  On September 1, 2008, to accommodate the Bank’s continued growth, management decided to re-occupy the previously abandoned facility and utilize the office space for administrative purposes.  In accordance with the accounting for costs associated with exit or disposal activities, approximately $133,000 of the originally recorded loss was reversed resulting in a credit to expense during the third quarter 2008.  The Company intends to occupy the space for the remainder of the original lease agreement which expires on August 31, 2011.  As such, the Company has been and will continue to recognize occupancy expense on a straight-line basis each period from September 2008 until the lease expiration.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

At December 31, 2009 and 2008 the following financial instruments were outstanding whose contract amounts represent credit risk:

($ in thousands)	2009	2008
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$7,182	$6,716
Letters of credit	—	—
Total commitments*	$7,182	$6,716

*Of the $7.2 million in total commitments outstanding at December 31, 2009, $4.9 million were at variable rates, $732,000 were at fixed rates and $1.5 million were commitment letters that did not include finalized rate agreements. Of the $6.7 million in total commitments outstanding at December 31, 2008, $4.4 million were at variable rates, $133,000 were at fixed rates and $2.2 million were commitment letters that did not include finalized rate agreements.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 — LEGAL CONTINGENCIES

From time to time, the Company may be a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues relating to the business of the Company.  Management does not believe that there is any pending or threatening proceeding against the Company which would have a material effect on the Company’s consolidated financial statements.

NOTE 18 — OTHER NONINTEREST EXPENSE

The following table details the items comprising Other general and administrative expenses:

	12 months ended December 31,
($ in thousands)	2009	2008
Data processing	$275	$233
FDIC assessments	162	20
Marketing and promotions	109	236
Other regulatory and reporting fees	85	56
Printing, stationery and supplies	56	51
Travel and entertainment	49	32
Telephone	38	34
Dues and memberships	34	19
Postage, shipping and courier	24	16
Insurance	19	18
Training and education	12	12
Miscellaneous	52	44
Total	$915	$771

NOTE 19 — FAIR VALUE

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

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — FAIR VALUE - continued

yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of December 31, 2009 and December 31, 2008, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2009
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,169	$—	$5,169
Corporate	—	10,123	—	10,123
State and municipal	—	22,201	—	22,201
Agency MBS	—	35,948	—	35,948
Total	$—	$73,441	$—	$73,441
Assets at December 31, 2008
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,746	$—	$5,746
Corporate	—	1,503	—	1,503
State and municipal	—	2,930	—	2,930
Agency MBS	—	31,378	—	31,378
Total	$—	$41,557	$—	$41,557

There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2009.

Fair Value of Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value is required. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - FAIR VALUE — continued

Cash and cash equivalents:  The carrying amounts of cash and due from banks and federal funds sold approximate their fair values.

Interest-bearing deposits with banks:  The carrying amount of interest-bearing deposits with banks approximates fair values as of December 31, 2009 due to the relatively stable level of short-term interest rates.

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

Federal Home Loan Bank borrowings:  Fair value of the Federal Home Loan Bank borrowings is estimated using a discounted cash flow model based on current market rates for similar types of borrowing arrangements including similar remaining maturities.

Interest payable:  The carrying value of interest payable approximates fair value due to the short period of time between accrual and payment.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - FAIR VALUE — continued

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

The carrying amounts and estimated fair values of financial instruments at December 31 are summarized as follows:

	December 31, 2009		December 31, 2008
($ in thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial Assets:
Cash and cash equivalents	$2,516	$2,516	$2,401	$2,401
Interest-bearing deposits with banks	3,784	3,784	—	—
Investment securities	73,441	73,441	41,557	41,557
Loans, net	49,560	49,230	21,088	21,127
FHLB and FRB stocks	1,131	1,131	1,080	1,080
Interest receivable	814	814	383	383

Financial Liabilities:
Deposits, demand, savings and money market	$64,772	$64,772	$13,387	$13,387
Time deposits	39,629	39,036	24,275	23,657
Securities sold under agreements to repurchase	326	326	398	398
Federal Home Loan Bank borrowings	8,750	8,508	10,000	9,469
Interest payable	82	82	80	80

NOTE 20 - REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).   As of December 31, 2009 and 2008, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2009 and 2008, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions that have occurred since December 31, 2009 that management believes has changed the Bank’s status as well-capitalized.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 - REGULATORY MATTERS — continued

The Bank’s actual capital amounts as of December 31, 2009 are presented below:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(thousands)	Ratio	(thousands)	Ratio	(thousands)	Ratio
As of December 31, 2009:
Total Risk-Based Capital (to Risk-Weighted Assets)	$15,785	20.8%	$6,084	8.0%	$7,605	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,955	19.7%	$3,042	4.0%	$4,563	6.0%
Tier 1 Capital (to Average Assets)	$14,955	11.1%	$5,382	4.0%	$6,728	5.0%

The Bank’s actual capital amounts as of December 31, 2008 are presented below:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount		Amount		Amount
	(thousands)	Ratio	(thousands)	Ratio	(thousands)	Ratio
As of December 31, 2008:
Total Risk-Based Capital (to Risk-Weighted Assets)	$15,082	46.1%	$2,618	8.0%	$3,273	10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,814	45.3%	$1,309	4.0%	$1,964	6.0%
Tier 1 Capital (to Average Assets)	$14,814	25.4%	$2,338	4.0%	$2,922	5.0%

Capital adequacy ratios are not presented on a consolidated basis, as they are only applicable for bank holding companies with consolidated assets of $500 million or more, or for those bank holding companies that are engaged in significant nonbanking activities.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SOLERA NATIONAL BANCORP, INC.

Solera National Bancorp, Inc. (the “Bancorp”) has no significant business activity other than its investment in Solera National Bank. Financial information pertaining only to the Bancorp is as follows:

($ in thousands)

Condensed Balance Sheet	December 31, 2009	December 31, 2008
ASSETS
Cash	$2,856	$4,068
Investment in Solera National Bank	15,911	14,963
Other assets	7	7
TOTAL ASSETS	$18,774	$19,038
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$40	$46

Stockholders’ equity	18,734	18,992
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,774	$19,038

Condensed Income Statement	For the year ended December 31, 2009	For the year ended December 31, 2008
Income
Deficit in undistributed losses of Solera National Bank	$(1,037)	$(2,105)
Other	3	1
TOTAL INCOME	(1,034)	(2,104)
Expenses
Salaries, benefits and other compensation	33	33
Occupancy	—	(96)
Professional fees	167	135
General and administrative	42	38
TOTAL EXPENSES	242	110
Loss before income taxes	(1,276)	(2,214)
Income tax benefit	—	—
NET LOSS	$(1,276)	$(2,214)

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SOLERA NATIONAL BANCORP, INC. - continued

($ in thousands)

Condensed Statement of Cash Flows	For the year ended December 31, 2009	For the year ended December 31, 2008
Cash flows from operating activities:
Net loss	$(1,276)	$(2,214)
Adjustments to reconcile net loss to net cash used by operating activities:
Deficit in undistributed losses of subsidiary	1,037	2,105
Depreciation and amortization	—	1
Reversal of loss on abandoned lease	—	(133)
Reimbursement from Bank for prepaid rent	—	62
Stock-based compensation	33	33
Change in other assets and accrued liabilities	(6)	(27)
Net cash used by operating activities	(212)	(173)

Cash flows from investing activities:
Purchase of common stock of Solera National Bank	(1,000)	—
Net cash used by investing activities	(1,000)	—

Cash flows from financing activities:
Proceeds from subscriptions receivable	—	1,600
Net cash provided by financing activities	—	1,600

Net (decrease) increase in cash	(1,212)	1,427

Cash at beginning of year	4,068	2,641
Cash at end of year	$2,856	$4,068

NOTE 22 — SUBSEQUENT EVENTS

On March 18, 2010, the Bank consented and agreed to the issuance of a Consent Order by the Office of the Comptroller of Currency, the Bank’s primary banking regulator.  The Consent Order is primarily related to compliance with the Bank Secrecy Act.  The Company does not expect this Consent Order to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

The Company has considered subsequent events through the date of issuance of this Report on Form 10-K, and has determined that only the aforementioned disclosure is necessary.