Form 10-Q
period 2010-03-31
Solera National Bancorp, Inc.
filed 2010-05-13
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 11, 2010, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORM 10-Q

SOLERA NATIONAL BANCORP, INC.

INTRODUCTORY NOTE.  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•                  the Company’s business may be adversely affected by conditions in the financial markets and economic conditions generally;

•                  continuation of the economic downturn could reduce our customer base, our level of deposits and demand for financial products such as loans;

•                  emergency measures designed to stabilize the U.S. financial system are beginning to wind down and the effect of that wind down is unpredictable;

•                  management of Solera National Bank may be unable to adequately measure and limit credit risk associated with the Bank’s loan portfolio, which would affect our profitability;

•                  we are exposed to higher credit risk by commercial real estate, commercial business, and construction lending;

•                  our allowance for probable loan losses may be insufficient;

•                  interest rate volatility could significantly harm our business;

•                  funding to provide liquidity may not be available to us on favorable terms or at all;

•                  we may not be able to raise additional capital on terms favorable to us;

•                  the liquidity of our common stock is affected by its limited trading market;

•                  the departures of key personnel or directors may impair our operations;

•                  the Bank’s legal lending limits may impair its ability to attract borrowers;

•                  the Company is subject to extensive government regulation which may have an adverse effect on the Company’s profitability and growth;

•                  managing reputational risk is important to attracting and maintaining customers, investors and employees;

•                  monetary policy and other economic factors could adversely affect the Company’s profitability;

•                  the Company’s certificate of incorporation and bylaws, and the employment agreements of our Executive Officers, contain provisions that could make a takeover more difficult;

•                  our directors and executive officers could have the ability to influence stockholder actions in a manner that may be adverse to your personal investment objectives;

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

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2009 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of March 31, 2010 and December 31, 2009

(Unaudited)

	March 31,	December 31,
($ in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$1,114	$1,696
Federal funds sold	4,605	820
Total cash and cash equivalents	5,719	2,516

Interest-bearing deposits with banks	1,848	3,784
Investment securities, available-for-sale	71,302	73,441

Gross loans	56,331	50,504
Net deferred (fees)/expenses	(123)	(114)
Allowance for loan losses	(945)	(830)
Net loans	55,263	49,560

Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,113	1,131
Premises and equipment, net	841	875
Accrued interest receivable	675	814
Prepaid FDIC Insurance	419	471
Other assets	353	248
Total assets	$137,533	$132,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$2,640	$2,624
Interest-bearing demand	5,864	6,830
Savings and money market	59,366	55,318
Time deposits	42,248	39,629
Total deposits	110,118	104,401

Federal funds purchased and securities sold under agreements to repurchase	110	326
Accrued interest payable	83	82
Accounts payable and other liabilities	220	344
Federal Home Loan Bank advances	7,750	8,750
Deferred rent liability	90	85
Capital lease liability	107	118
Total liabilities	$118,478	$114,106

COMMITMENTS AND CONTINGENCIES (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at March 31, 2010 and December 31, 2009	$26	$26
Additional paid-in capital	25,814	25,768
Accumulated deficit	(7,913)	(8,016)
Accumulated other comprehensive income	1,128	956
Total stockholders’ equity	$19,055	$18,734

Total liabilities and stockholders’ equity	$137,533	$132,840

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	For the Three Months Ended March 31,
($ in thousands, except share data)	2010	2009
Interest and dividend income:
Interest and fees on loans	$726	$314
Interest on federal funds sold	1	1
Interest on investment securities	829	598
Other interest income	5	—
Dividends on FHLB and Federal Reserve Bank stocks	12	10
Total interest income	1,573	923
Interest expense:
Deposits	518	294
Federal Home Loan Bank advances	76	92
Federal funds purchased and securities sold under agreements to repurchase	2	3
Other borrowings	3	4
Total interest expense	599	393

Net interest income	974	530

Provision for loan losses	115	117
Net interest income after provision for loan losses	859	413

Noninterest income:
Service charges and fees	17	69
Sublease income	—	4
Gain on sale of securities	263	77
Total noninterest income	280	150
Noninterest expense:
Salaries and employee benefits	544	612
Occupancy	139	136
Professional fees	130	116
Other general and administrative	223	181
Total noninterest expense	1,036	1,045

Income (loss) before income taxes	103	(482)
Income taxes	—	—

Net income (loss)	$103	$(482)

Basic earnings (loss) per share	0.04	(0.19)

Diluted earnings (loss) per share	0.04	(0.19)

Weighted-average common shares
Basic	2,553,671	2,553,671
Diluted	2,553,671	2,553,671

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2010 and 2009

(Unaudited)

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2008	2,553,671	$26	$25,558	$(6,740)	$148	$18,992
Stock-based compensation	—	—	49	—	—	49
Comprehensive income (loss):
Net loss	—	—	—	(482)	—	(482)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	107	107
Less: reclassification adjustment for net gains included in income	—	—	—	—	(77)	(77)
Total comprehensive income (loss)						(452)
Balance at March 31, 2009	2,553,671	$26	$25,607	$(7,222)	$178	$18,589

Balance at December 31, 2009	2,553,671	$26	$25,768	$(8,016)	$956	$18,734
Stock-based compensation	—	—	46	—	—	46
Comprehensive income (loss):
Net income	—	—	—	103	—	103
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	435	435
Less: reclassification adjustment for net gains included in income	—	—	—	—	(263)	(263)
Total comprehensive income						275
Balance at March 31, 2010	2,553,671	$26	$25,814	$(7,913)	$1,128	$19,055

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$103	$(482)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42	37
Provision for loan losses	115	117
Net (accretion) amortization of deferred loan fees/expenses	(5)	(12)
Net amortization of premiums on investment securities	87	20
Gain on sale of investment securities	(263)	(77)
Federal Home Loan Bank stock dividend	(4)	(3)
Recognition of stock-based compensation on stock options	46	49
Changes in operating assets and liabilities:
Interest receivable	139	(85)
Other assets	(108)	(22)
Prepaid FDIC Insurance	52	—
Accrued interest payable	1	29
Accounts payable and other liabilities	(124)	396
Deferred loan fees/expenses, net	14	75
Deferred rent liability	5	7
Net cash provided by operating activities	$100	$49

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(17,420)	$(20,631)
Proceeds from sales of investment securities, available-for-sale	14,250	6,862
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	5,656	3,940
Originated loans, net of pay downs	(5,827)	(9,654)
Purchase of premises and equipment	(4)	(3)
Proceeds from redemption of Federal Reserve Bank stock	22	13
Purchase of interest-bearing deposits with banks	(498)	—
Maturity of interest-bearing deposits with banks	2,434	—
Net cash used in investing activities	$(1,387)	$(19,473)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$5,717	$17,826
Net increase in federal funds purchased and securities sold under agreements to repurchase	(216)	783
Repayment of FHLB advances	(1,000)	—
Principal payments on capital lease	(11)	(9)
Net cash provided by financing activities	$4,490	$18,600

Net increase (decrease) in cash and cash equivalents	$3,203	$(824)

CASH AND CASH EQUIVALENTS
Beginning of period	2,516	2,401
End of period	$5,719	$1,577

(continued)

Solera National Bancorp, Inc.

Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009, (continued)

(Unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$598	$364
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$172	$31
Available-for-sale investment securities purchased, but not yet settled	$—	$1,009

See Notes to Consolidated Financial Statements.

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of its operations for the three months ended March 31, 2010 and 2009.  Cash flows are presented for the three months ended March 31, 2010 and 2009.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net income (loss) for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009.

The Company received approval as a bank in organization in the first quarter of 2007, conducted an initial closing of its common stock offering and commenced banking operations during the third quarter of 2007.  Successful completion of the Company’s development program and, ultimately, the attainment of sustained profitable operations are dependent on future events, including the successful execution of the Company’s business plan and achieving a level of revenue adequate to support the Company’s cost structure.

Critical Accounting Policies

The following is a description of the Company’s significant accounting policies used in the preparation of the accompanying consolidated financial statements.

Allowance for loan losses:  Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels during the Bank’s de novo period of operation.  The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

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

At March 31, 2010, the Company had an allowance for loan losses of $945,000.  Management believes that this allowance for loan losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.  Also, federal regulators, when reviewing the Bank’s loan portfolio in the future, may require the Bank to increase the allowance for loan losses.

Share-based compensation:  The Company grants stock options as incentive compensation to employees and directors.  The cost of employee/director services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, which is determined using a Black-Scholes-Merton model.  This cost, net of estimated forfeitures, is expensed to salaries and employee benefits over the period which the recipient is required to provide services in exchange for the award, generally the vesting period.

Estimation of fair value:  The estimation of fair value is significant to a number of the Company’s assets, including available-for-sale investment securities. These are all recorded at either fair value or at the lower of cost or fair value.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

Impairment of investment securities:  Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary.  Securities are evaluated for impairment utilizing criteria such as the magnitude and duration of the decline, current market conditions, payment history, the credit worthiness of the obligator, the intent of the Company to retain the security or whether it is more likely than not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  If a decline in value below amortized cost is determined to be other-than-temporary, which does not necessarily indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, the security is reviewed in more detail in order to determine the portion of the impairment that relates to credit (resulting in a charge to earnings) versus the portion of the impairment that is noncredit related (resulting in a charge to accumulated other comprehensive income).  A credit loss is determined by comparing the amortized cost basis to the present value of cash flows expected to be collected, computed using the original yield as the discount rate.

Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-16, Transfers and Servicing (Topic 860):  Accounting for Transfers of Financial Assets, which amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance is effective for fiscal years beginning after November 15, 2009.  ASU No. 2009-16 must be applied to transfers occurring on or after the effective date.  This update also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  The term ‘participating interest’ is defined to establish specific conditions for reporting a transfer of a portion of a financial asset as a sale.  The amendment requires transferred assets and liabilities incurred to be recognized and measured at fair value.  The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The adoption of this new guidance did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable inputs (level 3), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010. The adoption of this portion of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$8,156	$50	$(2)	$8,204
Corporate	10,188	247	(38)	10,397
State and municipal	17,411	329	(143)	17,597
Agency mortgage-backed securities (“MBS”)	34,419	741	(56)	35,104
Total securities available-for-sale	$70,174	$1,367	$(239)	$71,302

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,176	$28	$(35)	$5,169
Corporate	9,822	306	(5)	10,123
State and municipal	22,101	395	(295)	22,201
Agency MBS	35,386	760	(198)	35,948
Total securities available-for-sale	$72,485	$1,489	$(533)	$73,441

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2010 and December 31, 2009 are shown below.  Agency mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are routinely received on agency mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	March 31, 2010		December 31, 2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
($ in thousands)	Cost	Value	Cost	Value
Securities available-for-sale
Due within one year	$995	$1,020	$1,538	$1,560
Due after one year through five years	5,098	5,277	5,602	5,823
Due after five years through ten years	25,729	25,949	19,566	19,735
Due after ten years	38,352	39,056	45,779	46,323
Total securities available-for-sale	$70,174	$71,302	$72,485	$73,441

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of March 31, 2010 and December 31, 2009.

	March 31, 2010
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$1,498	$(2)	2	$—	$—	—	$1,498	$(2)	2
Corporate	2,729	(38)	5	—	—	—	2,729	(38)	5
State and municipal	7,381	(128)	12	473	(15)	1	7,854	(143)	13
Agency MBS	12,864	(56)	12	—	—	—	12,864	(56)	12
Total temporarily-impaired	$24,472	$(224)	31	$473	$(15)	1	$24,945	$(239)	32

	December 31, 2009
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$3,726	$(35)	7	$—	$—	—	$3,726	$(35)	7
Corporate	517	(5)	1	—	—	—	517	(5)	1
State and municipal	7,768	(243)	10	945	(52)	3	8,713	(295)	13
Agency MBS	10,520	(198)	21	—	—	—	10,520	(198)	21
Total temporarily-impaired	$22,531	$(481)	39	$945	$(52)	3	$23,476	$(533)	42

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  The one security that has been in a continuous unrealized loss position for 12 months or longer at March 31, 2010, has fluctuated in value since the purchase date as a result of changes in market interest rates and not as a result of the underlying issuer’s ability to repay.  Management has reviewed the credit rating for this security, noting that it is highly rated. Additionally, the Company has the intent to hold this security and the Company does not anticipate that this security will be required to be sold before recovery of value, which may be upon maturity. Accordingly, as of March 31, 2010, no decline in value was deemed to be other than temporary.  Similarly, management’s evaluation of the three securities in a continuous unrealized loss position for 12 months or longer at December 31, 2009, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $1.1 million at March 31, 2010.  This was an increase over the $956,000 unrealized gain at December 31, 2009.

In an effort to both capitalize on current market conditions, while funding our loan portfolio growth, as well as to clean-up some odd-lots within the investment portfolio, the Company sold twenty-five securities for gross realized gains of $281,000 and nine securities for gross realized losses of $18,000 during the first quarter of 2010.  The Company sold thirteen securities during the first quarter 2009 for a net realized gain of $77,000.  Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $19.2 million at March 31, 2010 and $16.9 million at December 31, 2009, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The composition of the loan portfolio follows:

	($ in thousands)	March 31, 2010	December 31, 2009
	Real estate – commercial	$36,641	$26,063
	Real estate – residential	8,220	8,059
	Construction and land development	2,678	7,067
	Commercial and industrial	8,209	8,324
	Consumer	583	991
	Gross loans	56,331	50,504
Less:	Deferred loan (fees) / expenses, net	(123)	(114)
	Allowance for loan losses	(945)	(830)
	Loans, net	$55,263	$49,560

During the first three months of 2010 one loan for $1.0 million was placed on nonaccrual and is considered impaired, no loans were transferred to foreclosed properties and no loans were past due more than 90 days and still accruing interest.  During all of 2009, no loans were impaired, no loans were transferred to foreclosed properties and one loan, with a principal balance of approximately $3,000, was past due more than 90 days but still accruing interest.

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

There were approximately $2.2 million and $2.6 million in loans receivable from related parties at March 31, 2010 and December 31, 2009, respectively.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the first three months of 2010 and 2009 is summarized as follows:

	Quarter Ended
($ in thousands)	March 31, 2010	March 31, 2009

Balance, beginning of period	$830	$268
Loans charged off	—	—
Recoveries on loans previously charged off	—	—
Provision for loan losses	115	117
Balance, end of period	$945	$385

The following table details information regarding impaired loans at the dates indicated:

($ in thousands)	March 31, 2010	December 31, 2009

Impaired loans with a valuation allowance:	$1,000	$—
Impaired loans without a valuation allowance:	—	—
Total impaired loans	$1,000	$—
Valuation allowance related to impaired loans	$185	$—

No interest income was recognized while the loan has been classified as impaired.  The gross interest income that would have been recorded for the quarter ended March 31, 2010 if the impaired loan had been current throughout the quarter in accordance with its original terms was approximately $2,000.

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,640	2%	$2,624	2%
Interest-bearing demand	5,864	5	6,830	7
Money market accounts	5,090	5	3,555	3
Savings accounts	54,276	49	51,763	50
Certificates of deposit, less than $100,000	13,160	12	16,624	16
Certificates of deposit, greater than $100,000	29,088	27	23,005	22
Total deposits	$110,118	100%	$104,401	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at March 31, 2010 and December 31, 2009 was approximately $4.1 million and $4.0 million, respectively.

NOTE 7 — STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) with an effective date of September 10, 2007 and was approved by the Company’s stockholders at the annual meeting held on June 17, 2008.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $46,000 and $49,000 during the three months ended March 31, 2010 and 2009, respectively.

The Company accounts for its stock-based compensation under the provisions of ASC 718-20 — Stock Compensation — Awards Classified as Equity.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 17,750 options during the first quarter 2010 as incentive compensation to existing and newly hired employees.  Similarly, the Company granted 13,000 options as incentive compensation to two Bank officers during the first quarter of 2009.

During the three months ended March 31, 2010, 4,406 options were forfeited and 2,813 vested options expired unexercised.  No options were exercised during the three months ended March 31, 2010.  The Company recognized expense for approximately 20,000 options, representing a pro-rata amount of the options earned during the first quarter 2010 that are expected to vest.  As of March 31, 2010, there was approximately $332,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.6 years.

The following is a summary of the Company’s outstanding stock options at March 31, 2010:

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price
Outstanding at January 1, 2010	305,353	$2.44	$9.19
Granted	17,750	1.21	5.29
Exercised	—	—
Forfeited	(4,406)	1.84	7.84
Expired	(2,813)	2.75	10.00
Outstanding at March 31, 2010	315,884	$2.38	$8.98

NOTE 8 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

	Three Months Ended March 31,
($ in thousands)	2010	2009
Data processing	$68	$66
FDIC assessment	42	16
Other regulatory and reporting fees	26	18
Marketing and promotions	16	21
Telephone/communication	11	11
Dues and memberships	11	10
Travel and entertainment	9	7
Printing, stationery and supplies	8	7
Franchise taxes	7	2
ATM processing fees	6	4
Insurance	6	5
Postage and shipping	5	6
Training and education	2	2
Miscellaneous	6	6
Total	$223	$181

NOTE 9 — INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset account recognized in the accompanying consolidated statements of financial condition:

($ in thousands)	March 31, 2010	December 31, 2009
Deferred tax assets:
Start-up and organizational expenses	$1,098	$1,120
Net operating loss carryforward	1,295	1,368
Allowance for loan losses	327	284
Non-qualified stock options	31	28
Other	68	77
Total deferred tax assets	2,819	2,877
Deferred tax liabilities:
Net unrealized gain on securities available-for-sale	(418)	(354)
Federal Home Loan Bank stock dividend	(11)	(9)
Tax over book depreciation	—	(26)
Total deferred tax liabilities	(429)	(389)

Net deferred tax assets	2,390	2,488

Valuation allowance	(2,390)	(2,488)

Net deferred taxes	$—	$—

The Company has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period.  As of March 31, 2010, the Company has net operating loss carryforwards of approximately $3.5 million for federal income tax purposes.  Federal net operating loss carryforwards, to the extent not used, will expire beginning in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the three months ended March 31, 2010 and the twelve months ended December 31, 2009 due to the following:

($ in thousands)	March 31, 2010	December 31, 2009	March 31, 2009
Computed “expected” tax expense (benefit)	$36	$(447)	$(169)
Change in income taxes resulting from:
Change in valuation allowance	(34)	434	158
Other	(2)	13	11
Income tax provision	$—	$—	$—

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

At March 31, 2010 and December 31, 2009 the following financial instruments were outstanding whose contract amounts represent credit risk:

($ in thousands)	March 31, 2010	December 31, 2009
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$8,571	$7,182
Letters of credit	—	—
Total commitments	$8,571	$7,182

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

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of March 31, 2010 and December 31, 2009, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

Impaired loans are valued at the lower of cost or fair value and are generally classified as Level 3 in the fair value hierarchy.  Fair value is measured based on the value of the collateral securing the loan or discounting estimated future cash flows.  Collateral is valued based on appraisals performed by qualified licensed appraisers.  Such appraisal values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation and/or similar factors.  Impaired loans that are not secured by collateral are valued by using the discounted estimated future cash flows at the loans’ effective interest rate.  The cash flow estimates are made by management using historical knowledge, market conditions, and knowledge of the borrower’s business, among other factors.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2010
Investment securities, available-for-sale:
U.S. government agencies	$—	$8,204	$—	$8,204
Corporate	—	10,397	—	10,397
State and municipal	—	17,597	—	17,597
Agency MBS	—	35,104	—	35,104
Total	$—	$71,302	$—	$71,302

Assets at December 31, 2009
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,169	$—	$5,169
Corporate	—	10,123	—	10,123
State and municipal	—	22,201	—	22,201
Agency MBS	—	35,948	—	35,948
Total	$—	$73,441	$—	$73,441

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2010
Impaired loans	$—	$—	$815	$815

Assets at December 31, 2009
Impaired loans	$—	$—	$—	$—

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

Interest-bearing deposits with banks:  The carrying amount of interest-bearing deposits with banks approximates fair values due to the relatively stable level of short-term interest rates.

Investment securities:  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.

Loans, net:  The fair value of fixed rate loans is estimated by discounting the future cash flows using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are estimated to be equivalent to carrying values.  Variable rate loans that are currently priced at their contractual floor or ceiling, and thus similar to fixed rate loans, are reviewed to determine the interest rate that would be currently offered on similar credits.  If the current floor/ceiling rate is equivalent to current market rates, fair value is estimated to be equivalent to carrying value.  If the current market rates differ from the loan’s current rate, the contractual cash flows are discounted using the current market rate to derive the loan’s estimated fair value.  Both the estimated fair value and the carrying value have been reduced by specific and general reserves for loan losses.

Investment in FHLB and Federal Reserve Bank (FRB) stocks:  It is not practical to determine the fair value of bank stocks due to the restrictions placed on the transferability of FHLB stock and FRB stock.

Interest receivable:  The carrying value of interest receivable approximates fair value due to the short period of time between accrual and receipt of payment.

Deposits:  The fair value of noninterest-bearing demand deposits, interest-bearing demand deposits and savings and money market accounts is determined to be the amount payable on demand at the reporting date.  The fair value of fixed rate time deposits is estimated using a discounted cash flow calculation that utilizes interest rates currently being offered for deposits of similar remaining maturities.  Carrying value is assumed to approximate fair value for all variable rate time deposits.

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

Federal Home Loan Bank advances:  Fair value of the Federal Home Loan Bank advances is estimated using a discounted cash flow model that utilizes current market rates for similar types of borrowing arrangements with similar remaining maturities.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

	March 31, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
($ in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$5,719	$5,719	$2,516	$2,516
Interest-bearing deposits with banks	1,848	1,848	3,784	3,784
Investment securities	71,302	71,302	73,441	73,441
Loans, net	55,263	54,726	49,560	49,230
FHLB and FRB stocks	1,113	1,113	1,131	1,131
Interest receivable	675	675	814	814

Financial Liabilities:
Deposits, demand, savings and money market	$67,870	$67,870	$64,772	$64,772
Time deposits	42,248	42,575	39,629	39,036
Federal funds purchased and securities sold under agreements to repurchase	110	110	326	326
Federal Home Loan Bank advances	7,750	8,051	8,750	8,508
Interest payable	83	83	82	82

NOTE 12 — SUBSEQUENT EVENTS

The Company has considered subsequent events through the date of issuance of this Report on Form 10-Q, and has determined that no additional disclosure is necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of March 31, 2010 and results of operations for the three months ended March 31, 2010 and 2009.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Earnings are derived primarily from our net interest income, which is interest income less interest expense, and our noninterest income earned from gains on investment securities and banking service fees, offset by noninterest expense. As the majority of our assets are interest-earning and our liabilities are interest-bearing, changes in interest rates impact our net interest margin.  We manage our interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on our operating results.

We offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who are particularly responsive to the personalized service that Solera National Bank provides to its customers.  We believe that local ownership and control allows the Bank to serve customers more efficiently and effectively.  Solera National Bank competes on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients.  Solera National Bank serves the entire market area and, in addition, has a special niche focus on the local Hispanic population due to the significant growth of this demographic.  Since opening the bank in September of 2007, management has successfully executed its strategy of delivering prudent and controlled growth to efficiently leverage the Company’s capital and expense base with the goal of achieving sustained profitability.  During the first quarter of 2010, the Company delivered its first profitable quarter.

Industry Overview

Statements made by the Chairman of the Federal Reserve indicated that the recession ended and a recovery in economic activity appeared in the second half of 2009.  However, there continues to be weakness in both residential and nonresidential construction that will continue to hamper economic recovery.  The improvement in short-term credit markets has led the Federal Reserve to eliminate most of the liquidity programs that were put in place to stabilize the financial markets.  The unemployment rate has remained high, climbing to 9.9% in April from 9.7% in March.  Bank failures have continued to weigh on the industry and have increased assessment rates for all banks.  During 2009, 140 banks failed and went into receivership with the FDIC.  The FDIC’s “problem list” stood at 702 at the end of 2009, up from 252 at the end of 2008.  Between January and May 7, 2010, another 68 banks have gone into receivership.

In the fourth quarter of 2009, FDIC insured commercial banks reported a combined net income of $914 million.  While the annualized net charge-off rate for the industry set a record high at 2.89%, the quarterly provision for loan losses declined year-over-year for the first time since the third quarter of 2006.  The overall financial condition of the industry continued to strengthen as both capital and deposit balances grew in the quarter.  However, despite the improvement in financial condition, loan balances have continued to decline for the industry due to write-downs and more conservative lending policies.

Comparative Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended March 31, 2010 compared to the financial condition and results of operations for the three months ended March 31, 2009.

Net income for the quarter ended March 31, 2010 was $103,000, or $0.04 per share, compared with a $482,000 loss, or ($0.19) per share for the first quarter of 2009.  The profitable results of the first quarter 2010 were primarily the result of increases in interest-earning assets combined with a widening of our net interest margin and increased gains on the sale of investment securities.  Noninterest expenses were relatively unchanged despite the growth of the Company.

As of March 31, 2010, the Company had total assets of $137.5 million, an increase of $4.7 million, or 4%, from December 31, 2009.  Net loans increased $5.7 million, or 12%, from $49.6 million at December 31, 2009 to $55.3 million at March 31, 2010.  Similarly, the Company’s total deposits grew $5.7 million, or 5%, from $104.4 million at December 31, 2009 to $110.1 million as of March 31, 2010.  This growth was achieved as a result of an effective business development program.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 1

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
($ in thousands)	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$51,450	$726	5.72%	$24,599	$314	5.17%
Investment securities**	73,306	829	4.59%	46,192	598	5.25%
FHLB and FRB stocks	1,124	12	4.25%	1,073	10	3.81%
Federal funds sold	1,966	1	0.21%	1,424	1	0.28%
Interest-bearing deposits with banks	2,462	5	0.82%	—	—	—%
Total interest-earning assets	130,308	$1,573	4.90%	73,288	$923	5.11%
Noninterest-earning assets	3,226			2,101
Total assets	$133,534			$75,389

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$56,143	$262	1.89%	$6,928	$39	2.29%
Interest-bearing checking	6,110	27	1.80%	3,329	12	1.49%
Time deposits	40,548	229	2.29%	31,971	243	3.08%
Federal funds purchased and securities sold under agreements to repurchase	371	2	1.78%	913	3	1.42%
Federal Home Loan Bank advances	8,583	76	3.61%	10,000	92	3.74%
Other borrowings	114	3	9.48%	153	4	9.47%
Total interest-bearing liabilities	111,869	$599	2.17%	53,294	$393	2.99%
Noninterest-bearing checking accounts	2,316			2,768
Noninterest-bearing liabilities	168			363
Stockholders’ equity	19,181			18,964
Total liabilities and stockholders’ equity	$133,534			$75,389

Net interest income		$974			$530

Net interest spread		2.73%			2.12%

Net interest margin		3.03%			2.93%

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

Table 2

	Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$412	$37	$375
Investment securities	231	(64)	295
FHLB and FRB stocks	2	1	1
Federal funds sold	—	—	—
Interest-bearing deposits with banks	5	—	5
Total interest income	$650	$(26)	$676

Interest expense:
Money market and savings deposits	$223	$(6)	$229
Interest-bearing checking	15	3	12
Time deposits	(14)	(252)	238
Federal funds purchased and securities sold under agreements to repurchase	(1)	4	(5)
Federal Home Loan Bank advances	(16)	(3)	(13)
Other borrowings	(1)	—	(1)
Total interest expense	$206	$(254)	$460

Net interest income	$444	$228	$216

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has remained unchanged throughout 2009 and thus far in 2010 at 3.25%. As such, rates on our loan portfolio have remained relatively constant year over year.

The federal funds rate, which is the cost of immediately available, overnight funds, has behaved in a similar manner averaging 16 basis points during 2009 and 13 basis points during the first quarter of 2010.

The 10 basis point increase in the Company’s net interest margin is due to a significant decrease in the cost of interest-bearing liabilities partially offset by a decline in the yield of interest-earning assets.  As reflected in Table 1, although the investment portfolio has experienced a decreasing average yield, dropping 66 basis points year over year, the loan portfolio increased 55 basis points due primarily to increased volumes and a shift in the loan mix to more fixed-rate loans at higher interest rates.  The cost of time deposits decreased 79 basis points year over year, primarily due to the maturity of many promotional-rate time deposits that were offered when the Bank was in the first year of business that have rolled into time deposits priced at lower rates.  Additionally, the Company has lowered the rates offered on money market and savings accounts by 40 basis points year over year.  It should be noted that a contributing factor to the decrease in the investment portfolio’s average yield is the recent action taken by the Federal Home Loan Mortgage Corporation to repurchase delinquent mortgages during the first quarter 2010.  This resulted in significantly higher than normal pay downs on our agency mortgage backed securities which required increased amortization of premiums on those securities, thereby negatively influencing the yield.

The Company’s balance sheet is marginally asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company could experience expansion in its net interest margin during periods of rising interest rates.

Total interest income was $1.6 million for the first quarter 2010, consisting primarily of interest on investment securities of $829,000 and interest and fees on loans of $726,000.  This compared to total interest income of $923,000 for the first quarter of 2009, consisting primarily of interest on investment securities of $598,000 and interest and fees on loans of $314,000.  Average loans, net of unearned fees, increased $26.9 million, from $24.6 million at March 31, 2009 to $51.5 million at March 31, 2010.  Average investment securities increased $27.1 million from $46.2 million at March 31, 2009 to $73.3 million at March 31, 2010.  These increases were primarily funded with increased average deposits which grew $60.6 million from $42.2 million at March 31, 2009 to $102.8 million at March 31, 2010.

Total interest expense was $599,000 in the first quarter of 2010, an increase of $206,000 from $393,000 during the first quarter of 2009.  As evident in Table 2 above, this increase was largely due to increased volumes, partially offset by lower rates on time deposits.  Overall, the interest rate on total interest-bearing liabilities decreased 82 basis points from 2.99% at March 31, 2009 to 2.17% at March 31, 2010.

Net interest income was $974,000 in the first quarter 2010, an increase of $444,000, or 84%, from $530,000 in the first quarter of 2009.  Our annualized net interest margin was 3.03% for the three months ended March 31, 2010 compared to 2.93% for the three months ended March 31, 2009.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the first three months of 2010, our provision for loan losses was $115,000 reflecting the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There was one impaired loan at March 31, 2010 for which a specific component of the allowance for loan losses represented the estimated loss on that loan (see additional discussion below under Financial Condition — Loan Portfolio).  There were no loans charged-off during this period.

Noninterest Income

Noninterest income for the quarter ended March 31, 2010 was $280,000, an increase of $130,000 from $150,000 at March 31, 2009.  The Company sold securities for net gains of $263,000 during the first quarter 2010 compared to net gains of $77,000 during the first quarter of 2009.  Service charges on deposits decreased $52,000 from $69,000 during the first quarter 2009 to $17,000 during the first quarter 2010 due to the loss of a significant money-services-business customer.  Sublease income also decreased during the first quarter 2010 from $4,000 during first quarter 2009 to $0 due to a change in the rental agreement, from a flat fee to a revenue sharing agreement, for the office space within the Bank’s main office building that is leased to a third party.

Noninterest Expense

Our total noninterest expense was $1.0 million for the quarters ended March 31, 2010 and 2009.  This consisted of a decrease in salaries and employee benefits of $68,000, or 11%, primarily related to reduced incentive compensation expense during the first quarter 2010 and increased salary expense deferral related to deferred expenses on loan originations which directly correlates to the increased number of loans closed during the first quarter 2010 compared to the first quarter 2009.  Occupancy expense remained constant quarter-over-quarter increasing only $3,000 during the first quarter 2010.  Professional fees increased $14,000, or 12%, quarter-over-quarter, primarily due to increased Compliance and Bank Secrecy Act consulting and legal fees, partially offset by reduced external audit fees.

Other general and administrative expenses increased $42,000, or 23%, quarter-over-quarter, as detailed in the following table:

	Three Months Ended March 31,		Increase/
($ in thousands)	2010	2009	(Decrease)
Other general and administrative expenses:
Data processing	$68	$66	2
FDIC assessment	42	16	26
Other regulatory and reporting fees	26	18	8
Marketing and promotions	16	21	(5)
Telephone/communication	11	11	—
Dues and memberships	11	10	1
Travel and entertainment	9	7	2
Printing, stationery and supplies	8	7	1
Franchise taxes	7	2	5
ATM processing fees	6	4	2
Insurance	6	5	1
Postage and shipping	5	6	(1)
Training and education	2	2	—
Miscellaneous	6	6	—
Total	$223	$181	42

The most significant changes include an increase of $26,000 in Federal Deposit Insurance Corporation (FDIC) fees due to significant increases in average deposit volumes; an $8,000 increase in other regulatory and reporting fees primarily due to increased Office of the Comptroller of the Currency (our primary regulator) assessments due to our total asset growth; and increased franchise taxes also related to our growth; partially offset by decreased marketing costs as the Company reduced some of its marketing expenditures.

Income Taxes

No federal or state tax expense has been recorded for the quarters ended March 31, 2010 and 2009, based upon significant operating loss carry-forwards that can be used to offset approximately $3.5 million of taxable income.  Since it is uncertain that the Company will remain profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at March 31, 2010 is $0.

Financial Condition

Customer deposits, Federal Home Loan Bank advances, and proceeds from the initial public offering completed in 2007 were primarily invested in loans and investment securities, resulting in total assets as of March 31, 2010 of $137.5 million.

As of March 31, 2010, stockholders’ equity was $19.1 million, as a result of the initial public offering, partially offset by the inception-to-date net losses.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At March 31, 2010, the Bank had a total of $1.1 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $477,000 in Federal Reserve Bank stock and $636,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of March 31, 2010, the Federal Reserve Bank stock is yielding an average of 6.0% and the FHLB stock is yielding an average rate of 2.5%.

Investment Securities

Our investment portfolio serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At March 31, 2010, Solera National Bank’s securities consisted of available-for-sale securities of $71.3 million.  The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at March 31, 2010 and December 31, 2009:

	At March 31, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$1,000	3.05%	$3,938	3.67%	$3,266	5.59%
Corporate	1,020	5.86	3,288	4.96	6,089	4.54	—	—
State and municipal	—	—	989	5.66	15,436	5.01	1,172	5.00
Agency MBS	—	—	—	—	486	4.26	34,618	4.36
Total	$1,020	5.86%	$5,277	4.73%	$25,949	4.68%	$39,056	4.48%

	At December 31, 2009
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$2,954	3.81%	$2,215	5.43%
Corporate	1,560	5.99	4,845	5.35	3,718	5.09	—	—
State and municipal	—	—	978	5.66	12,563	5.23	8,660	5.59
Agency MBS	—	—	—	—	500	3.05	35,448	4.52
Total	$1,560	5.99%	$5,823	5.49%	$19,735	4.97%	$46,323	4.77%

As evidenced by the above tables, the weighted-average book yield decreased during the first quarter 2010 in nearly every category.  This was due partially to declines in market rates, the sale of longer maturity state and municipal bonds to reduce price risk and partially due to the Federal Home Loan Mortgage Corporation’s repurchase of substantially all 120 days or more delinquent mortgage loans, which resulted in larger than normal principal pay downs on our agency mortgage backed securities.  This caused increased amortization on premiums associated with these securities, since the majority of our agency mortgage-backed portfolio was purchased at a premium.  The sudden increase in amortization of premiums negatively impacted our investment yields.  Management anticipates this trend to carry into the second quarter, as the repurchasing of delinquent mortgages by government agencies was not complete as of March 31, 2010.

Loan Portfolio

Our primary focus is income from interest on loans. The following table presents the composition of our loan portfolio by category as of the dates indicated:

		March 31, 2010		December 31, 2009
	($ in thousands)	Amount	% of Total	Amount	% of Total
	Real estate — commercial	$36,641	65%	$26,063	52%
	Real estate — residential	8,220	15	8,059	16
	Construction and land development	2,678	5	7,067	14
	Commercial and industrial	8,209	14	8,324	16
	Consumer	583	1	991	2
	Gross loans	56,331	100%	50,504	100%
Less:	Deferred loan (fees) / expenses, net	(123)		(114)
	Allowance for loan losses	(945)		(830)
	Loans, net	$55,263		$49,560

As of March 31, 2010, net loans were $55.3 million, a $5.7 million, or 12%, increase from $49.6 million at December 31, 2009.  Net loans as a percentage of total assets were 40% as of March 31, 2010, compared to 37% at December 31, 2009.

The real estate — commercial loan portfolio consists primarily of lines of credit or term loans to businesses that are secured by real estate.  Our primary focus is on owner occupied commercial real estate, including SBA 504 loans.  At March 31, 2010, there were $36.6 million commercial real estate loans in the loan portfolio, an increase of 41%, or $10.6 million, from $26.1 million at December 31, 2009.

The real estate — residential loan portfolio consists of residential second mortgage loans, home equity loans and lines of credit and home improvement loans.  At March 31, 2010, $8.2 million was outstanding for residential real estate loans, an increase of 2% from $8.1 million outstanding at December 31, 2009.

The construction and land development loan portfolio is comprised of construction loans for owner-occupied construction and development loans for property being constructed and sold to third parties.  At March 31, 2010, construction and land development loans totaled $2.7 million, a decrease of $4.4 million, or 62%, from $7.1 million at December 31, 2009.

The commercial and industrial loan portfolio consists of loans to businesses primarily for working capital lines of credit.  At March 31, 2010, commercial and industrial loans totaled $8.2 million, a $115,000 decrease from $8.3 million at December 31, 2009.

The consumer and other loan portfolio consists of personal lines of credit, loans to acquire personal assets such as automobiles and boats and overdraft protection balances for our deposit customers.  As of March 31, 2010, there were $583,000 consumer and other loans in the loan portfolio, a decrease of $408,000 from December 31, 2009.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  The Company’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  As the Bank’s loan portfolio continues to grow, the concentration to any single borrower diminishes.  As of March 31, 2010, the Bank’s five largest loans represented approximately 18% of the total loan portfolio compared to 20% of the total loan portfolio as of December 31, 2009.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.4 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

The following tables set forth information at March 31, 2010 and December 31, 2009, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments. Loans that have no stated schedule of repayments or maturity are reported as due in one year or less.

	March 31, 2010
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$6,669	$10,842	$19,130	$—	$36,641
Real estate — residential	—	442	—	7,778	8,220
Construction and land development	2,678	—	—	—	2,678
Commercial and industrial	3,248	3,004	1,954	3	8,209
Consumer	9	423	—	151	583
Gross Loans Receivable	$12,604	$14,711	$21,084	$7,932	$56,331

	December 31, 2009
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$3,482	$10,559	$12,022	$—	$26,063
Real estate — residential	—	348	—	7,711	8,059
Construction and land development	6,861	206	—	—	7,067
Commercial and industrial	5,129	2,348	845	2	8,324
Consumer	14	728	—	249	991
Gross Loans Receivable	$15,486	$14,189	$12,867	$7,962	$50,504

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets. As of March 31, 2010, there was $1.0 million in nonperforming assets, consisting of one loan.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	March 31, 2010	December 31, 2009
Nonaccrual loans and leases	$1,000	$—
Other impaired loans	—	—
Total nonperforming loans	$1,000	$—

Impaired loans	$1,000	$—
Allocated allowance for loan losses to impaired loans	(185)	—
Net investment in impaired loans	$815	—
Accruing loans past due 90 days or more	—	3
Loans past due 30-89 days	$1,358	$1,298

Loans charged-off	—	—
Recoveries	—	—
Net charge-offs	—	—
Allowance for loan losses	$945	$830

Allowance for loan losses to loans, net of deferred fees/expenses	1.68%	1.64%
Allowance for loan losses to nonaccrual loans	94.5%	NA
Allowance for loan losses to nonperforming loans	94.5%	NA
Nonaccrual loans to loans, net of deferred fees/expenses	1.78%	—%
Loans 30-89 days past due to loans, net of deferred fees/expenses	2.42%	2.56%

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have declined to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2010, Solera National Bank had substandard loans totaling $2.5 million, a doubtful loan totaling $1.0 million, and no loans classified as loss.  Of the $2.5 million in substandard loans, none of it was 30 days or more past due.  As of December 31, 2009, the Bank had no loans classified as doubtful or loss and had substandard loans totaling $3.8 million.  Of the $3.8 million of substandard loans, only $953,000 was 30 days or more past due.

Allowance for Loan Losses

Implicit in Solera National Bank’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses.  The Bank’s allowance for estimated loan losses is based on a number of quantitative and qualitative factors.  Factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss, changes in the size, composition and concentrations of the loan portfolio, general economic conditions, and changes in the legal and regulatory environment, among others.  In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels during the Bank’s de novo period of operation.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $945,000, or 1.68% of outstanding principal as of March 31, 2010 compared to $830,000, or 1.64% of outstanding principal as of December 31, 2009.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the three months ended March 31, 2010 and 2009, there were no charge-offs.

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

($ in thousands)	March 31, 2010	December 31, 2009
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$8,571	$7,182
Letters of credit	—	—
Total commitments	$8,571	$7,182

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

Borrowings

As of March 31, 2010, the Bank had $7.8 million in borrowings from the Federal Home Loan Bank of Topeka (FHLB) with varying maturity dates between April 2010 and June 2013 and a weighted-average fixed interest rate of 3.97%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $11.7 million with various correspondent banks.  Additionally, the Bank has access to a secured Federal Funds line with Bankers Bank of the West.  As of March 31, 2010, the Company had no amounts outstanding on these lines.

Loan Commitments

At March 31, 2010, the Company had $8.6 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

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

As of March 31, 2010, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at March 31, 2010:

As of March 31, 2010	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	%	Amount	%	Amount	%
Total capital (to risk-weighted assets)	$16,140	19.3%	$6,680	>8.0%	$8,350	>10.0%
Tier 1 capital (to risk-weighted assets)	$15,195	18.2%	$3,340	>4.0%	$5,010	>6.0%
Tier 1 capital (to average assets)	$15,195	11.4%	$5,352	>4.0%	$6,690	>5.0%

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

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of March 31, 2010, the loan to deposit ratio was 50% a slight increase from 48% at December 31, 2009.

Solera National Bank had cash and cash equivalents of $5.7 million, or 4.2% of total Bank assets, at March 31, 2010.  Management feels Solera National Bank should have adequate liquidity to meet anticipated future funding needs.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 18, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented and agreed to the issuance of a Consent Order (the “Order”) by the Office of the Comptroller of the Currency (the “OCC”), the Bank’s primary banking regulator.

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

The foregoing description of the Consent Order does not purport to be complete and is qualified in its entirety by reference to the Consent Order which is included as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

As of the date of this Quarterly Report, the Company has made substantial progress addressing each of the articles within the Order.  The compliance committee, formed in response to the Order, has provided all required reports to the Board of Directors on the progress in attaining compliance with each of the articles of the Order.  The Board of Directors has provided progress reports to the OCC as required.  Accordingly, we are in full compliance with this Order and no further material developments have occurred since the Order.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1

Form of Consent Order dated March 18, 2010 issued by the Office of the Comptroller of the Currency in the matter of Solera National Bank and Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on March 19, 2010).

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

* Filed herewith.

SOLERA NATIONAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: May 13, 2010	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1

Form of Consent Order dated March 18, 2010 issued by the Office of the Comptroller of the Currency in the matter of Solera National Bank and Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-K filed on March 19, 2010).

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350