Form 10-Q
period 2010-06-30
Solera National Bancorp, Inc.
filed 2010-08-13
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 11, 2010, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

•                  our directors and executive officers could have the ability to influence stockholder actions;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of June 30, 2010 and December 31, 2009

(unaudited)

	June 30,	December 31,
($ in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$1,064	$1,696
Federal funds sold	—	820
Total cash and cash equivalents	1,064	2,516
Interest-bearing deposits with banks	1,265	3,784
Investment securities, available-for-sale	74,974	73,441
Gross loans	60,768	50,504
Net deferred (fees)/expenses	(83)	(114)
Allowance for loan losses	(940)	(830)
Net loans	59,745	49,560
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,129	1,131
Premises and equipment, net	806	875
Accrued interest receivable	760	814
Prepaid FDIC insurance	369	471
Other assets	212	248
Total assets	$140,324	$132,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$1,712	$2,624
Interest-bearing demand	9,910	6,830
Savings and money market	55,860	55,318
Time deposits	44,863	39,629
Total deposits	112,345	104,401

Federal funds purchased and securities sold under agreements to repurchase	835	326
Accrued interest payable	91	82
Accounts payable and other liabilities	236	344
Federal Home Loan Bank advances	6,500	8,750
Deferred rent liability	93	85
Capital lease liability	97	118
Total liabilities	$120,197	$114,106

COMMITMENTS AND CONTINGENCIES (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at June 30, 2010 and December 31, 2009	$26	$26
Additional paid-in capital	25,860	25,768
Accumulated deficit	(7,805)	(8,016)
Accumulated other comprehensive income	2,046	956
Total stockholders’ equity	$20,127	$18,734

Total liabilities and stockholders’ equity	$140,324	$132,840

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$876	$469	$1,602	$782
Interest on federal funds sold	1	—	2	1
Interest on investment securities	719	650	1,548	1,248
Other interest income	1	—	6	—
Dividends on FHLB and Federal Reserve Bank stocks	10	10	22	20
Total interest income	1,607	1,129	3,180	2,051
Interest expense:
Deposits	492	369	1,010	662
Federal Home Loan Bank advances	68	86	144	178
Federal funds purchased and securities sold under agreements to repurchase	1	4	3	8
Other borrowings	2	3	5	7
Total interest expense	563	462	1,162	855

Net interest income	1,044	667	2,018	1,196

Provision for loan losses	180	135	295	252
Net interest income after provision for loan losses	864	532	1,723	944
Noninterest income:
Service charges and fees	19	71	36	140
Sublease income	—	—	—	4
Gain on sale of securities	268	30	531	107
Total noninterest income	287	101	567	251
Noninterest expense:
Salaries and employee benefits	593	686	1,137	1,297
Occupancy	142	139	281	275
Professional fees	55	67	185	184
Other general and administrative	253	264	476	445
Total noninterest expense	1,043	1,156	2,079	2,201

Net income (loss) before income taxes	108	(523)	211	(1,006)

Income taxes	—	—	—	—

Net income (loss)	$108	$(523)	$211	$(1,006)

Basic earnings (loss) per share	0.04	(0.20)	0.08	(0.39)

Diluted earnings (loss) per share	0.04	(0.20)	0.08	(0.39)

Weighted-average common shares
Basic	2,553,671	2,553,671	2,553,671	2,553,671
Diluted	2,553,671	2,553,671	2,553,671	2,553,671

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2010 and 2009 (unaudited)

			Additional		Accumulated Other
($ in thousands, except share data)	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total
Balance at December 31, 2008	2,553,671	$26	$25,558	$(6,740)	$148	$18,992
Stock-based compensation	—	—	102	—	—	102
Comprehensive income (loss):
Net loss	—	—	—	(1,006)	—	(1,006)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	363	363
Less: reclassification adjustment for net gains included in income	—	—	—	—	(107)	(107)
Total comprehensive income (loss)						(750)
Balance at June 30, 2009	2,553,671	$26	$25,660	$(7,746)	$404	$18,344

Balance at December 31, 2009	2,553,671	$26	$25,768	$(8,016)	$956	$18,734
Stock-based compensation	—	—	92	—	—	92
Comprehensive income:
Net income	—	—	—	211	—	211
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	1,621	1,621
Less: reclassification adjustment for net gains included in income	—	—	—	—	(531)	(531)
Total comprehensive income						1,301
Balance at June 30, 2010	2,553,671	$26	$25,860	$(7,805)	$2,046	$20,127

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009

(unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$211	$(1,006)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	88	83
Provision for loan losses	295	252
Net accretion of deferred loan fees/expenses	(31)	(36)
Net amortization of premiums on investment securities	233	34
Gain on sale of investment securities	(531)	(107)
Federal Home Loan Bank stock dividend	(7)	(6)
Recognition of stock-based compensation on stock options	92	102
Changes in operating assets and liabilities:
Interest receivable	54	(275)
Other assets	24	—
Prepaid FDIC insurance	102	—
Accrued interest payable	9	33
Accounts payable and other liabilities	(108)	26
Deferred loan fees/expenses, net	—	82
Deferred rent liability	8	14
Net cash provided by (used in) operating activities	$439	$(804)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(34,837)	$(29,685)
Proceeds from sales of investment securities, available-for-sale	23,564	10,073
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	11,128	7,781
Originated loans, net of pay downs	(10,448)	(17,895)
Purchase of premises and equipment	(8)	(11)
Proceeds from redemption of Federal Reserve Bank stock	9	22
Purchase of interest-bearing deposits with banks	(1,005)	—
Maturity of interest-bearing deposits with banks	3,524	—
Net cash used in investing activities	$(8,073)	$(29,715)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$7,944	$28,597
Net increase in federal funds purchased and securities sold under agreements to repurchase	509	1,143
Proceeds from FHLB advances	—	1,750
Repayment of FHLB advances	(2,250)	(2,250)
Principal payments on capital lease	(21)	(19)
Net cash provided by financing activities	$6,182	$29,221

Net decrease in cash and cash equivalents	$(1,452)	$(1,298)

CASH AND CASH EQUIVALENTS
Beginning of period	2,516	2,401
End of period	$1,064	$1,103

(continued)

Solera National Bancorp, Inc.

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009, (continued)

(unaudited)

	For the Six Months Ended June 30,
($ in thousands)	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,153	$822
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$1,090	$256

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2010, and the results of its operations for the three and six months ended June 30, 2010 and 2009.  Cash flows are presented for the six months ended June 30, 2010 and 2009.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net income (loss) for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009.

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

At June 30, 2010, the Company had an allowance for loan losses of $940,000.  Management believes that this allowance for loan losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.  Also, federal regulators, when reviewing the Bank’s loan portfolio in the future, may require the Bank to increase the allowance for loan losses.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two (2) in the reconciliation for fair value measurements using significant unobservable inputs (level three), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after December 15, 2010.

The adoption of this portion of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued accounting guidance for loan modifications when the loan is part of a pool of loans accounted for as a single asset.  Diversity in practice developed surrounding how to account for loans that are part of a pool subsequent to a modification that would constitute a troubled debt restructuring.  To eliminate the diversity in practice, the new guidance requires loans that are accounted for as part of a pool to continue to be accounted for as part of the pool subsequent to a modification, even if the modification constitutes a troubled debt restructuring.  Upon adoption of the update an entity may make a one time election to terminate accounting for loans in a pool, and the election may be applied on a pool by pool basis.  This accounting treatment for the modification of loans accounted for as part of pools is effective for all interim and annual reporting periods beginning on or after July 15, 2010.    As the Company does not currently have any pools of loans accounted for as a single asset, we do not expect that the adoption of this standard will have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of loans and leases and the allowance for credit losses.  According to the guidance there are two levels of detail at which credit information will be presented - the portfolio segment level and the class level.  The portfolio segment level is the aggregated level used by the company in developing their systematic method for calculating the allowance for credit losses.  The class level represents a more detailed level of categorization than the portfolio segment level.  Companies will be required to provide the following new or amended disclosures as a result of this update:

1.          A rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method

2.          For each disaggregated ending balance in item (1) above, the related recorded investment in loans and leases

3.          The nonaccrual status of loans and leases by class

4.          Impaired loans and leases by class

5.          Credit quality indicators of loans and leases as of each balance sheet date, presented by class

6.          The aging of past due loans and leases at the end of the reporting period by class

7.          The nature and extent of troubled debt restructurings that occurred during the period by class and their effect on the allowance for credit losses

8.          The nature and extent of loans and leases modified as troubled debt restructurings within the previous 12 months that defaulted during the period by class and their effect on the allowance for credit losses

9.          Significant purchases and sales of loans and leases during the reporting period disaggregated by portfolio segment.

The increased disclosure requirements become effective for periods ending on or after December 15, 2010.  The provisions of this update will expand our current disclosures with respect to the Allowance for Loan Losses.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$11,386	$67	$—	$11,453
Corporate	10,681	273	(87)	10,867
State and municipal	20,684	863	(5)	21,542
Agency mortgage-backed securities (“MBS”)	30,177	935	—	31,112
Total securities available-for-sale	$72,928	$2,138	$(92)	$74,974

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,176	$28	$(35)	$5,169
Corporate	9,822	306	(5)	10,123
State and municipal	22,101	395	(295)	22,201
Agency MBS	35,386	760	(198)	35,948
Total securities available-for-sale	$72,485	$1,489	$(533)	$73,441

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2010 and December 31, 2009 are shown below.  Agency mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are routinely received on agency mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	June 30, 2010		December 31, 2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
($ in thousands)	Cost	Value	Cost	Value
Securities available-for-sale
Due within one year	$998	$1,010	$1,538	$1,560
Due after one year through five years	4,626	4,728	5,602	5,823
Due after five years through ten years	32,082	33,066	19,566	19,735
Due after ten years	35,222	36,170	45,779	46,323
Total securities available-for-sale	$72,928	$74,974	$72,485	$73,441

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of June 30, 2010 and December 31, 2009.

	June 30, 2010
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$—	$—	—	$—	$—	—	$—	$—	—
Corporate	2,933	(87)	4	—	—	—	2,933	(87)	4
State and municipal	550	(5)	1	—	—	—	550	(5)	1
Agency MBS	—	—	—	—	—	—	—	—	—
Total temporarily-impaired	$3,483	$(92)	5	$—	$—	—	$3,483	$(92)	5

	December 31, 2009
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$3,726	$(35)	7	$—	$—	—	$3,726	$(35)	7
Corporate	517	(5)	1	—	—	—	517	(5)	1
State and municipal	7,768	(243)	10	945	(52)	3	8,713	(295)	13
Agency MBS	10,520	(198)	21	—	—	—	10,520	(198)	21
Total temporarily-impaired	$22,531	$(481)	39	$945	$(52)	3	$23,476	$(533)	42

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of June 30, 2010, no securities were in a continuous unrealized loss position for 12 months or longer.   The Company has the intent to hold the five securities in an unrealized loss position as of June 30, 2010 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity. Accordingly, as of June 30, 2010, no decline in value was deemed to be other than temporary.  Similarly, management’s evaluation of the three securities in a continuous unrealized loss position for 12 months or longer at December 31, 2009, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $2.0 million at June 30, 2010.  This was an increase over the $956,000 unrealized gain at December 31, 2009.

In an effort to both capitalize on current market conditions, while funding our loan portfolio growth, as well as to clean-up some odd-lots within the investment portfolio, the Company sold securities for gross realized gains of $553,000 and gross realized losses of $22,000 during the first six months of 2010.  The Company sold securities for gross realized gains of $112,000 and gross realized losses of $5,000 during the first six months of 2009.  Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $13.3 million at June 30, 2010 and $16.9 million at December 31, 2009, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The composition of the loan portfolio follows:

($ in thousands)	June 30, 2010	December 31, 2009
Real estate – commercial	$39,813	$26,063
Real estate – residential	7,765	8,059
Construction and land development	2,671	7,067
Commercial and industrial	8,408	8,324
Lease financing	1,543	—
Consumer	568	991
Gross loans	60,768	50,504
Less:	Deferred loan (fees) / expenses, net	(83)	(114)
Allowance for loan losses	(940)	(830)
Loans, net	$59,745	$49,560

As of June 30, 2010, the Bank had one nonaccrual loan for which a partial charge-off was recognized during the second quarter 2010 taking the loan’s value from $1.0 million to $815,000.  No loans were transferred to foreclosed properties and no loans were past due more than 90 days and still accruing interest as of June 30, 2010.  During all of 2009, no loans were impaired, no loans were transferred to foreclosed properties and one loan, with a principal balance of approximately $3,000, was past due more than 90 days but still accruing interest.

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

There were approximately $2.1 million and $2.6 million in loans receivable from related parties at June 30, 2010 and December 31, 2009, respectively.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three and six months ended June 2010 and 2009 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2010	2009	2010	2009
Balance, beginning of period	$945	$385	$830	$268
Loans charged off	(185)	—	(185)	—
Recoveries on loans previously charged off	—	—	—	—
Provision for loan losses	180	135	295	252
Balance, end of period	$940	$520	$940	$520

The following table details information regarding impaired loans at the dates indicated:

($ in thousands)	June 30, 2010	December 31, 2009
Impaired loans with a valuation allowance:	$—	$—
Impaired loans without a valuation allowance:	815	—
Total impaired loans	$815	$—
Valuation allowance related to impaired loans	$—	$—

The impaired loan no longer has a valuation allowance, as the loan was partially charged-off during the second quarter 2010.  No interest income has been recognized while this loan has been classified as impaired.  The gross interest income that would have been recorded for the six months ended June 30, 2010 if the impaired loan had been current throughout this period in accordance with its original terms was approximately $9,000.

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	June 30, 2010		December 31, 2009
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,712	1%	$2,624	2%
Interest-bearing demand	9,910	9	6,830	7
Money market accounts	6,488	6	3,555	3
Savings accounts	49,372	44	51,763	50
Certificates of deposit, less than $100,000	12,598	11	16,624	16
Certificates of deposit, greater than $100,000	32,265	29	23,005	22
Total deposits	$112,345	100%	$104,401	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at June 30, 2010 and December 31, 2009 was approximately $4.3 million and $4.0 million, respectively.

NOTE 7 — STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) with an effective date of September 10, 2007 and was approved by the Company’s stockholders at the annual meeting held on June 17, 2008.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $92,000 and $102,000 during the six months ended June 30, 2010 and 2009, respectively.

The Company accounts for its stock-based compensation under the provisions of ASC 718-20 — Stock Compensation — Awards Classified as Equity.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 1,250 options during the second quarter 2010 as incentive compensation to newly hired employees and 16,500 options during the first quarter 2010 as incentive compensation to existing and newly hired employees.  Similarly, the Company granted 7,250 options as incentive compensation to newly hired employees during the second quarter of 2009.

During the six months ended June 30, 2010, 5,688 options were forfeited and 4,657 vested options expired unexercised.  No options were exercised during the six months ended June 30, 2010 or 2009.  The Company recognized expense for approximately 20,000 options, representing a pro-rata amount of the options earned during the second quarter 2010 that are expected to vest.  As of June 30, 2010, there was approximately $286,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.5 years.

The following is a summary of the Company’s outstanding stock options at June 30, 2010:

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price
Outstanding at January 1, 2010	305,353	$2.44	$9.19
Granted	17,750	1.21	5.29
Exercised	—	—	—
Forfeited	(5,688)	1.77	7.52
Expired	(4,657)	2.44	9.33
Outstanding at June 30, 2010	312,758	$2.38	$9.00

NOTE 8 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2010	2009	2010	2009
Data processing	$65	$64	$132	$130
FDIC Assessment	53	64	96	80
Marketing and promotions	26	35	42	56
Printing, stationery and supplies	9	13	17	20
Regulatory and reporting fees	38	36	64	54
Travel and entertainment	16	10	24	17
Telephone/communication	11	9	21	20
Dues and memberships	6	6	17	16
Insurance	6	5	12	10
Postage and shipping	4	5	9	11
Training and education	2	5	4	7
Miscellaneous	17	12	38	24
Total	$253	$264	$476	$445

NOTE 9 — INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition.  The following is a summary of the components of the net deferred tax asset account recognized in the accompanying consolidated statements of financial condition:

($ in thousands)	June 30, 2010	December 31, 2009
Deferred tax assets:
Start-up and organizational expenses	$1,076	$1,120
Net operating loss carryforward	1,190	1,368
Allowance for loan losses	394	284
Nonqualified stock options	34	28
Other	68	77
Total deferred tax assets	2,762	2,877
Deferred tax liabilities:
Net unrealized gain on securities available-for-sale	(758)	(354)
Federal Home Loan Bank stock dividend	(12)	(9)
Tax over book depreciation	(5)	(26)
Total deferred tax liabilities	(775)	(389)

Net deferred tax assets	1,987	2,488

Valuation allowance	(1,987)	(2,488)

Net deferred taxes	$—	$—

The Company has provided a 100% valuation allowance for its net deferred tax asset due to uncertainty of realization during the carryforward period.  As of June 30, 2010, the Company has net operating loss carryforwards of approximately $3.2 million for federal income tax purposes.  Federal net operating loss carryforwards, to the extent not used, will expire beginning in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the three and six months ended June 30, 2010 and 2009:

	June 30, 2010		June 30, 2009
($ in thousands)	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Computed “expected” tax expense (benefit)	$38	$74	$(183)	$(352)
Change in income taxes resulting from:
Change in valuation allowance	(63)	(97)	101	259
Other	25	23	82	93
Income tax provision	$—	$—	$—	$—

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

At June 30, 2010 and December 31, 2009 the following financial instruments were outstanding whose contract amounts represent credit risk:

($ in thousands)	June 30, 2010	December 31, 2009
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$8,277	$7,182
Letters of credit	—	—
Total commitments	$8,277	$7,182

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

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of June 30, 2010 and December 31, 2009, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2010
Investment securities, available-for-sale:
U.S. government agencies	$—	$11,453	$—	$11,453
Corporate	—	10,867	—	10,867
State and municipal	—	21,542	—	21,542
Agency MBS	—	31,112	—	31,112
Total	$—	$74,974	$—	$74,974
Assets at December 31, 2009
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,169	$—	$5,169
Corporate	—	10,123	—	10,123
State and municipal	—	22,201	—	22,201
Agency MBS	—	35,948	—	35,948
Total	$—	$73,441	$—	$73,441

There were no transfers in or out of Level 1 and Level 2 during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2010
Impaired loans	$—	$—	$815	$815

Assets at December 31, 2009
Impaired loans	$—	$—	$—	$—

Fair Value of Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate that value is required. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

	June 30, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
($ in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$1,064	$1,064	$2,516	$2,516
Interest-bearing deposits with banks	1,265	1,265	3,784	3,784
Investment securities	74,974	74,974	73,441	73,441
Loans, net	59,745	59,654	49,560	49,230
FHLB and FRB stocks	1,129	1,129	1,131	1,131
Interest receivable	760	760	814	814

Financial Liabilities:
Deposits, demand, savings and money market	$67,482	$67,482	$64,772	$64,772
Time deposits	44,863	45,183	39,629	39,036
Federal funds purchased and securities sold under agreements to repurchase	835	835	326	326
Federal Home Loan Bank advances	6,500	6,813	8,750	8,508
Interest payable	91	91	82	82

NOTE 12 — SUBSEQUENT EVENTS

On August 5, 2010, the Bank entered into a purchase and assumption agreement with Liberty Savings Bank, FSB (“Liberty”), a wholly-owned subsidiary of Liberty Capital, Inc. to assume approximately $40 million in customer deposits from Liberty’s branch located in Lakewood, Colorado.  Additionally, the Bank will acquire approximately $30 million in Colorado-based, performing loans.  The transaction is expected to close in the fourth quarter 2010 conditioned upon receiving approval from the appropriate bank regulatory agencies.  The Bank will pay a 3.8% premium for deposits and will acquire the loans at par value.

The Bank expects to account for this as a purchase of assets in accordance with ASC 805-50, Acquisition of Assets Rather than a Business.  The assets purchased and liabilities assumed will be recognized at cost plus allocated transaction costs, which will be allocated based on the relative fair values of the assets acquired and liabilities assumed.  Since the Bank is assuming $10 million more deposits than loans, the Company will have a net increase in cash rather than a cash outflow.

As of the date of issuance of this Report on Form 10-Q, the Company has determined that only the aforementioned subsequent event disclosure is necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of June 30, 2010 and results of operations for the three and six months ended June 30, 2010 and 2009.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

We offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who are particularly responsive to the personalized service that Solera National Bank provides to its customers.  We believe that local ownership and control allows the Bank to serve customers more efficiently and effectively.  Solera National Bank competes on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients.  Solera National Bank serves the entire market area and, in addition, has a special niche focus on the local Hispanic population due to the significant growth of this demographic.  Since opening the bank in September of 2007, management has successfully executed its strategy of delivering prudent and controlled growth to efficiently leverage the Company’s capital and expense base with the goal of achieving sustained profitability.  During the first and second quarters of 2010, the Company delivered its first quarterly profits.

Subsequent to June 30, 2010, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with Liberty Savings Bank, FSB (“Liberty”) to assume approximately $40 million in customer deposits from Liberty’s branch located in Lakewood, Colorado.  Additionally, the Bank will acquire approximately $30 million in Colorado-based, performing loans from Liberty.  Pursuant to the Agreement, the Bank will pay a deposit premium of 3.8% and will acquire the loans at par value.  For further disclosure, see Note 12, Subsequent Events, to our consolidated financial statements.

Overview

While the nation’s economy is still growing, many fear the pace of growth will continue to slow as difficult labor markets and credit conditions impact households and businesses.  The Bureau of Economic Analysis’ preliminary estimate of second quarter 2010 GDP growth was 2.4%, down from 3.7% in the first quarter 2010.  The Federal Reserve Open Market Committee’s mid-June assessment of economic conditions reflected a shaky recovery.  The committee noted that high unemployment continues to constrain household spending, new home construction has weakened, and global financial markets are not yet healthy.  The Federal Reserve expects the nation’s economic recovery to continue despite these challenges, although the pace of growth could be more “moderate” than initially expected.  The Open Market Committee voted to leave the federal funds target rate in the range of zero to 0.25%.

The unemployment rate has remained stubbornly high.  The U.S. Bureau of Labors Statistics reported on August 6, 2010 that total nonfarm payroll employment declined by 131,000 in July, and the unemployment rate was unchanged at 9.5%.  Federal government employment fell, as 143,000 temporary workers hired for the decennial census completed their work.  Private-sector payroll employment edged up by 71,000.

Like many national and international economic reports, the Federal Reserve’s most recent Beige Book report for the Tenth District — which includes Colorado — gives a mixed assessment of current conditions.  Consumer spending, manufacturing activity, and housing markets have strengthened throughout the Tenth District, although still weak commercial real estate markets and the potential for a slump in housing remain as risks.

Other regional economic reports also describe mixed conditions.  The Brookings Institution’s latest quarterly Mountain Monitor report — which tracks output, jobs, and residential real estate in Colorado and six other western states — suggests the Mountain Region economy is beginning to recover but lags other regional economies.  Despite these challenges, Metro Denver and many other Mountain Region metros have reported faster-than-average growth in output.

Bank failures have continued to weigh on the industry and have increased assessment rates for all banks.  During 2009, 140 banks failed and went into receivership with the FDIC.  The FDIC’s “problem list” stood at 775 at March 31, 2010, up from 702 at December 31, 2009 and 252 at the end of 2008.  Between January and July 9, 2010, another 90 banks have gone into receivership.

In the first quarter of 2010, FDIC insured commercial banks reported a combined net income of $18 billion, up from $914 million during the fourth quarter of 2009.  While net charge-offs increased for the 13th consecutive quarter, the quarterly provision for loan losses declined.  The overall financial condition of the industry continued to improve as both capital and deposit balances grew during in the first six months of 2010.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, (the “Act”), was signed into legislation. The Act includes, among others, the creation of a new Consumer Financial Protection Bureau with power to promulgate and enforce consumer protection laws; the creation of a Financial Stability Oversight Council with authority to identify institutions and practices that might pose a systemic risk; provisions affecting corporate governance and executive compensation of all companies whose securities are registered with the SEC; a provision that would broaden the base for FDIC insurance assessments; a provision under which interchange fees for debit cards would be set by the Federal Reserve; a provision that would require bank regulators to set minimum capital levels for bank holding companies that are as strong as those required for their insured depository subsidiaries; and new restrictions on how mortgage brokers and loan originators may be compensated. Certain provisions of the Act only apply to institutions with more than $10 billion in assets.

We are currently evaluating the potential impact of the Act on our business but expect that some provisions of the Act may have an adverse impact due to, among others, the cost of complying with the numerous new regulations and reporting requirements mandated by the Act, a potential increase in competition for deposits resulting from the increased cost of funding using non-deposit liabilities, and the potential loss of interchange fee income from debit card transactions.  However, some provisions of the Act will benefit our business, such as the permanent exemption from Sarbanes-Oxley Section 404(b) for companies with market capitalization of less than $75 million, which should maintain our external audit fees at current levels as our external auditors will not be required to provide an attestation report on our internal control over financial reporting in our annual report on Form 10-K.

Comparative Results of Operations for the Three Months Ended June 30, 2010 and 2009

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended June 30, 2010 compared to the financial condition and results of operations for the three months ended June 30, 2009.

Net income for the quarter ended June 30, 2010 was $108,000, or $0.04 per share, compared with an $523,000 loss, or ($0.20) per share for the second quarter of 2009.  The profitable results of the second quarter 2010 were primarily the result of increases in interest-earning assets and increased gains on the sale of investment securities.  Noninterest expenses were well-controlled, reducing by approximately 10% during the second quarter 2010, despite the growth of the Company.

As of June 30, 2010, the Company had total assets of $140.3 million, an increase of $7.5 million, or 6%, from December 31, 2009.  Net loans increased $10.2 million, or 21%, from $49.6 million at December 31, 2009 to $59.7 million at June 30, 2010.  Similarly, the Company’s total deposits grew $7.9 million, or 8%, from $104.4 million at December 31, 2009 to $112.3 million as of June 30, 2010.   This growth was achieved as a result of an effective business development program.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 1

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
($ in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$59,545	$876	5.90%	$33,993	$469	5.53%
Investment securities**	73,362	719	3.93	51,392	650	5.07
FHLB and FRB stocks	1,120	10	3.58	1,065	10	3.65
Federal funds sold	1,211	1	0.20	253	—	0.17
Interest-bearing deposits with banks	1,227	1	0.39	16	—	0.30
Total interest-earning assets	136,465	$1,607	4.72%	86,719	$1,129	5.22%
Noninterest-earning assets	2,925			2,505
Total assets	$139,390			$89,224

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$58,787	$227	1.55%	$9,386	$60	2.56%
Interest-bearing checking accounts	7,876	32	1.60	4,114	21	1.99
Time deposits	43,917	233	2.13	40,409	288	2.86
Federal funds purchased and securities sold under agreements to repurchase	469	1	1.16	2,023	4	0.86
Federal Home Loan Bank advances	6,724	68	4.01	10,302	86	3.36
Other borrowings	103	2	9.44	143	3	9.41
Total interest-bearing liabilities	117,876	$563	1.91%	66,377	$462	2.79%
Noninterest-bearing checking accounts	1,891			3,501
Noninterest-bearing liabilities	119			653
Stockholders’ equity	19,504			18,693
Total liabilities and stockholders’ equity	$139,390			$89,224

Net interest income		$1,044			$667

Net interest spread		2.81%			2.43%

Net interest margin		3.07%			3.08%

**Yields on investment securities have not been adjusted to a tax-equivalent basis.

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

Table 2

	Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$407	$33	$374
Investment securities	69	(77)	146
FHLB and FRB stocks	—	—	—
Federal funds sold	1	1	—
Interest-bearing deposits with banks	1	—	1
Total interest income	$478	$(43)	$521

Interest expense:
Money market and savings deposits	$167	$(14)	$181
Interest-bearing checking accounts	11	(3)	14
Time deposits	(55)	(83)	28
Federal funds purchased and securities sold under agreements to repurchase	(3)	2	(5)
Federal Home Loan Bank advances	(18)	28	(46)
Other borrowings	(1)	—	(1)
Total interest expense	$101	$(70)	$171

Net interest income	$377	$27	$350

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has remained unchanged throughout 2009 and thus far in 2010 at 3.25%.  Rates on our loan portfolio have increased slightly, up 37 basis points over the second quarter 2009, primarily due to a shift in the loan mix to more fixed-rate loans at higher interest rates.

The 114 basis points decrease in the Bank’s investment portfolio compared to the second quarter of 2009 is primarily due to the sale of longer-maturity, higher-yielding investments which were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.  Also contributing to the decrease was the action taken by Fannie Mae during the second quarter 2010 in which they repurchased delinquent mortgages from MBS pools.  The higher than normal principal payments resulted in higher premium amortization.

The impact of the 50 basis point decrease in the Company’s yield on interest-earning assets was mitigated by decreases in the cost of interest-bearing liabilities, resulting in a flat net interest margin year-over-year.  As reflected in Table 1, the cost of money market and savings deposits decreased 101 basis points and the cost of time deposits decreased 73 basis points year-over-year, primarily due to eliminating the promotional rates that were offered during the first two years in business and the general decline in the level of interest rates compared to the prior year.

The Company’s balance sheet is marginally liability sensitive, meaning that interest-earning assets generally reprice slower than interest-bearing liabilities. Therefore, the Company could experience compression in its net interest margin during periods of rising interest rates.

Total interest income was $1.6 million for the second quarter 2010, consisting primarily of interest on loans of $876,000 and interest on investment securities of $719,000.  This compared to total interest income of $1.1 million for the same period of 2009, consisting primarily of interest on investment securities of $650,000 and interest on loans of $469,000.  Average loans, net of unearned fees, increased $25.6 million, from $34.0 million at June 30, 2009 to $59.5 million at June 30, 2010.  Average investment securities increased $22.0 million from $51.4 million at June 30, 2009 to $73.4 million at June 30, 2010.  These increases were funded with increased average deposits which grew $56.7 million from $53.9 million at June 30, 2009 to $110.6 million at June 30, 2010.

Total interest expense was $563,000 in the second quarter of 2010, an increase of $101,000 from $462,000 during the second quarter of 2009.  As evident in Table 2 above, this increase was largely due to increased volumes, partially offset by lower rates on deposits.  Overall, the interest rate on total interest-bearing liabilities decreased 88 basis points from 2.79% at June 30, 2009 to 1.91% at June 30, 2010.

Net interest income was $1.0 million in the second quarter 2010, an increase of $377,000, or 57%, from $667,000 in the second quarter of 2009.  Our annualized net interest margin was 3.07% for the three months ended June 30, 2010 which was relatively unchanged from the 3.08% for the three months ended June 30, 2009.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the second quarter of 2010, our provision for loan losses was $180,000 reflecting the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There was one impaired loan at June 30, 2010, which was written down to its estimated net realizable value during the second quarter, resulting in a charge-off of $185,000 (see additional discussion below under Financial Condition — Loan Portfolio).

Noninterest Income

Noninterest income for the quarter ended June 30, 2010 was $287,000, an increase of $186,000 from $101,000 for the second quarter ended June 30, 2009.  The Company sold securities for net gains of $268,000 during the second quarter 2010 compared to net gains of $30,000 during the second quarter of 2009.  Service charges on deposits decreased $52,000 from $71,000 during the second quarter 2009 to $19,000 during the second quarter 2010 due to the loss of a significant money-services-business customer in October 2009.

Noninterest Expense

Our total noninterest expense for the quarter ended June 30, 2010 was $1.0 million, a decrease of $113,000 from $1.2 million for the quarter ended June 30, 2009.  This consisted of a decrease in salaries and employee benefits of $93,000, or 14%, primarily related to increased costs during the second quarter of 2009 for a separation agreement of an employee who also served as a director and secondarily due to reduced incentive compensation expense during the second quarter 2010.  Occupancy expense remained constant quarter-over-quarter increasing only $3,000 during the second quarter 2010.  Professional fees decreased $12,000, or 18%, quarter-over-quarter, partially due to the timing of outsourced internal audit reviews, which have been scheduled later in the 2010 year, and partially due to decreased legal fees which were higher than usual in 2009 in conjunction with the separation agreement of an employee who also served as a director.  These cost reductions were partially offset by increased Compliance and Bank Secrecy Act consulting.

Other general and administrative expenses decreased $11,000, or 4%, quarter-over-quarter, as detailed in the following table:

	Three Months Ended June 30,		Increase/
($ in thousands)	2010	2009	(Decrease)
Other general and administrative expenses:
Data processing	$65	$64	$1
FDIC assessment	53	64	(11)
Marketing and promotions	26	35	(9)
Printing, stationery and supplies	9	13	(4)
Regulatory and reporting fees	38	36	2
Travel and entertainment	16	10	6
Telephone/communication	11	9	2
Dues and memberships	6	6	—
Insurance	6	5	1
Postage and shipping	4	5	(1)
Training and education	2	5	(3)
Miscellaneous	17	12	5
Total	$253	$264	$(11)

The most significant changes include an increase of $6,000 in travel and entertainment costs due partially to compensating directors for their attendance at committee meetings and partially to increased employee attendance at seminars and conferences as the Company focused efforts on increasing its presence in the community; an increase of $5,000 in other miscellaneous related to small increases in several items due to overall increases in customer and account activity.  These increases were partially offset by decreases of $11,000 in Federal Deposit Insurance Corporation (FDIC) fees due to the one-time special assessment imposed during second quarter 2009 of $41,000 to help build insurance reserves.  Without that one-time special assessment, FDIC fees would have increased $30,000 during second quarter 2010 due to significant increases in average deposit volumes.  The $9,000 decrease in marketing costs also contributed to the Company’s overall reduction in other general and administrative expenses.

Comparative Results of Operations for the Six Months Ended June 30, 2010 and 2009

The following discussion focuses on the Company’s financial condition and results of operations for the six months ended June 30, 2010 compared to the financial condition and results of operations for the six months ended June 30, 2009.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank, which opened for business September 10, 2007.

Net income for the six months ended June 30, 2010 was $211,000, or $0.08 per share compared with a net loss $1.0 million, or ($0.39) per share for the six months ended June 30, 2009.   The profitable results of the six months ended June 30, 2010 were primarily the result of increases in interest-earning assets combined with increased gains on the sale of investment securities while reducing noninterest expenses.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 3

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
($ in thousands)	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$55,520	$1,602	5.82%	$29,322	$782	5.38%
Investment securities**	73,334	1,548	4.26	48,806	1,248	5.16
FHLB and FRB stocks	1,122	22	3.97	1,070	20	3.73
Federal funds sold	1,587	2	0.21	835	1	0.26
Interest-bearing deposits with banks	2,136	6	0.59	16	—	0.16
Total interest-earning assets	133,699	$3,180	4.80%	80,049	$2,051	5.17%
Noninterest-earning assets	2,992			2,399
Total assets	$136,691			$82,448

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$57,472	$488	1.71%	$8,164	$99	2.44%
Interest-bearing checking accounts	6,998	59	1.70	3,724	32	1.77
Time deposits	42,242	463	2.21	36,213	531	2.96
Federal funds purchased and securities sold under agreements to repurchase	420	3	1.43	1,471	8	1.03
Federal Home Loan Bank advances	7,648	144	3.78	10,152	178	3.54
Other borrowings	108	5	9.48	148	7	9.44
Total interest-bearing liabilities	114,888	$1,162	2.04%	59,872	$855	2.88%
Noninterest-bearing checking accounts	2,102			3,136
Noninterest-bearing liabilities	358			612
Stockholders’ equity	19,343			18,828
Total liabilities and stockholders’ equity	$136,691			$82,448

Net interest income		$2,018			$1,196

Net interest spread		2.76%			2.29%

Net interest margin		3.04%			3.01%

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

Table 4

	Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$820	$69	$751
Investment securities	300	(160)	460
FHLB and FRB stocks	2	1	1
Federal funds sold	1	—	1
Interest-bearing deposits with banks	6	—	6
Total interest income	$1,129	$(90)	$1,219

Interest expense:
Money market and savings deposits	$389	$(20)	$409
Interest-bearing checking accounts	27	(1)	28
Time deposits	(68)	(200)	132
Federal funds purchased and securities sold under agreements to repurchase	(5)	6	(11)
Federal Home Loan Bank advances	(34)	15	(49)
Other borrowings	(2)	—	(2)
Total interest expense	$307	$(200)	$507

Net interest income	$822	$110	$712

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate has remained at 3.25% since December 2008 and, thus, has had no impact on the change in loan yields during this time period.

The federal funds rate, which is the cost of immediately available, overnight funds, has behaved in a similar manner, changing insignificantly since the end of 2008.

The three basis point increase in the Company’s net interest margin, from 3.01% at June 30, 2009 to 3.04% at June 30, 2010 is reflective of these minor changes in key interest rates.  Overall, the Bank has lost yield on interest-earning assets, dropping 37 basis points from 5.17% for the six-months ended June 30, 2009 to 4.80% for the six months ended June 30, 2010.  This decline is primarily due to a decrease in the Bank’s yield on its investment securities which decreased 90 basis points during this time period.  This decrease is primarily due to the sale of longer-maturity, higher-yielding investments which were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.  Also contributing to the decrease was the action taken by Fannie Mae and the Federal Home Loan Mortgage Corporation to repurchase delinquent mortgages during the first and second quarters of 2010.  This resulted in higher than normal pay downs on our agency mortgage-backed securities causing an increase in premium amortization on those securities which adversely impacted the portfolio’s yield.  The loss in yield on the investment portfolio was partially offset by an increase in the loan yield, which increased 44 basis points year-over-year.  This increase was primarily due to a shift in the loan mix to more fixed-rate loans at higher interest rates.

The decrease in the cost of interest-bearing liabilities was more than enough to offset the loss of yield on interest-earning assets, which enabled the Bank’s overall net interest margin to slightly increase.  The cost of money market, savings and time deposits all decreased year-over-year as the Bank eliminated the promotional rates that were offered during the first two years in business along with the general decline in the level of interest rates compared to the prior year.  This enabled the Bank to save 84 basis points on the cost of interest-bearing liabilities during the six months ended June 30, 2010 as compared to the same period of 2009.

The Company’s balance sheet is currently marginally liability sensitive, meaning that interest-earning liabilities generally reprice more quickly than interest-bearing assets. Therefore, the Company could experience losses in its net interest margin during periods of rising short-term interest rates.

Total interest income was $3.2 million for the six months ended June 30, 2010, consisting primarily of interest on loans of $1.6 million and interest on investment securities of $1.5 million.  This compared to total interest income of $2.1 million during the six months ended June 30, 2009, consisting primarily of interest on investment securities of $1.2 million and interest on loans of $782,000.  Average gross loans, net of unearned fees, increased $26.2 million, from $29.3 million at June 30, 2009 to $55.5 million at June 30, 2010.  Average investment securities increased $24.5 million from $48.8 million at June 30, 2009 to $73.3 million at June 30, 2010.

Total interest expense was $1.2 million for the six months ended June 30, 2010, an increase of $307,000 from $855,000 during the same period of 2009.  This increase was due to increased deposit volumes which grew, on average, $58.6 million from June 2009 to June 2010.

Net interest income was $2.0 million for the first six months of 2010, an increase of $822,000, or 69%, from $1.2 million for the same period of 2009.  Our annualized net interest margin was 3.04% for the six months ended June 30, 2010 compared to 3.01% for the six months ended June 30, 2009.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the first six months of 2010, our provision for loan losses was $295,000 compared to $252,000 for the same time period of 2009.  The amount of the provision reflects the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There was one impaired loan at June 30, 2010, which was written-down to its net realizable value during the second quarter resulting in a charge-off of $185,000 (see additional discussion below under Financial Condition — Loan Portfolio).  There were no impaired or charged-off loans during the same period in 2009.

Noninterest Income

Noninterest income for the six months ended June 30, 2010 was $567,000, an increase of $316,000 from $251,000 for the six months ended June 30, 2009.  The increase was due to a $424,000 increase in gains on sales of investment securities as the Bank capitalized on current market conditions and sold some securities for gains, while working to shorten the overall duration of the investment portfolio.  This increase was offset by a decrease of $104,000 in service charges and fees on deposits — a direct result of the loss of a significant money-services-business deposit customer.

Noninterest Expense

Our total noninterest expense was $2.1 million for the six months ended June 30, 2010, a 6%, or $122,000, decrease from $2.2 million for the six months ended June 30, 2009.  This consisted of a decrease in salaries and employee benefits of $160,000, or 12%, related primarily due to the costs associated with a separation agreement of an employee who also served as a director during 2009.  Occupancy expense remained substantially unchanged, increasing only $6,000, or 2% year-over-year.  Professional fees also remained unchanged, increasing only $1,000 year-over-year.

Other general and administrative expenses increased $31,000, or 7%, year-over-year, as detailed in the following table:

	Six Months Ended June 30,		Increase/
($ in thousands)	2010	2009	(Decrease)
Other general and administrative expenses:
Data processing	$132	$130	$2
FDIC assessment	96	80	16
Marketing and promotions	42	56	(14)
Printing, stationery and supplies	17	20	(3)
Regulatory and reporting fees	64	54	10
Travel and entertainment	24	17	7
Telephone/communication	21	20	1
Dues and memberships	17	16	1
Insurance	12	10	2
Postage and shipping	9	11	(2)
Training and education	4	7	(3)
Miscellaneous	38	24	14
Total	$476	$445	$31

The most significant changes included an increase of $16,000 in FDIC assessments due to increased deposit volumes; an increase of $10,000 in regulatory and reporting fees due primarily to an increase in OCC assessment fees, again due to the Company’s overall growth; an increase of $7,000 in travel and entertainment costs due partially to compensating directors for their attendance at committee meetings and partially to increased employee attendance at seminars and conferences as we focused efforts on raising our presence in the community; and an increase of $14,000 in other miscellaneous related to small increases in several items due to overall increases in customer and account activity.  These increases were partially offset by a decrease of $14,000 in marketing and promotions as the Company reduced some of its marketing expenditures.

Income Taxes

No federal or state tax expense has been recorded for the three or six months ended June 30, 2010 and 2009, based upon significant operating loss carry-forwards that can be used to offset approximately $3.2 million of taxable income.  Since it is uncertain that the Company will remain profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2010 is $0.

Financial Condition

At June 30, 2010, the Company had total assets of $140.3 million, a $7.5 million increase from $132.8 million in total assets at December 31, 2009.  The increase in assets is primarily due to the $10.3 million increase in gross loans during this period, offset primarily by decreases in interest-bearing deposits with banks which were not renewed in order to help fund loan growth.

As of June 30, 2010, stockholders’ equity was $20.1 million, an increase of $1.4 million from December 31, 2009, as a result of increases in accumulated other comprehensive income, which increased $1.1 million during this period.  The small reduction in the accumulated deficit, due to the profitable results of the six-months ended June 30, 2010, also contributed to the increase in stockholders’ equity.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At June 30, 2010, the Bank had a total of $1.1 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $490,000 in Federal Reserve Bank stock and $639,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of June 30, 2010, the Federal Reserve Bank stock is yielding an average of 6.0% and the FHLB stock is yielding an average rate of 2.3%.

Investment Securities

Our investment portfolio serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At June 30, 2010, Solera National Bank’s securities consisted of available-for-sale securities of $75.0 million.  The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at June 30, 2010 and December 31, 2009:

	At June 30, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$6,437	3.03%	$5,016	3.18%
Corporate	1,010	5.86	4,218	4.51	5,639	4.44	—	—
State and municipal	—	—	510	5.90	20,515	4.74	517	5.23
Agency MBS	—	—	—	—	475	4.30	30,637	4.08
Total	$1,010	5.86%	$4,728	4.66%	$33,066	4.35%	$36,170	3.97%

	At December 31, 2009
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$2,954	3.81%	$2,215	5.43%
Corporate	1,560	5.99	4,845	5.35	3,718	5.09	—	—
State and municipal	—	—	978	5.66	12,563	5.23	8,660	5.59
Agency MBS	—	—	—	—	500	3.05	35,448	4.52
Total	$1,560	5.99%	$5,823	5.49%	$19,735	4.97%	$46,323	4.77%

As evidenced by the above tables, the weighted-average book yield decreased during the first six months of 2010 in nearly every category.  This was due partially to declines in market rates, the sale of longer maturity state and municipal bonds to reduce price risk, and partially due to the Federal Home Loan Mortgage Corporation’s (FHLMC) and Fannie Mae’s repurchase of substantially all 120 days or more delinquent mortgage loans, which resulted in larger than normal principal pay downs on our agency mortgage-backed securities.  The FHLMC’s and Fannie Mae’s repurchase of delinquent loans caused increased amortization on the purchase premiums associated with these securities.  The increased premium amortization negatively impacted our investment yields.  Management does not anticipate accelerated premium amortization during the second half of 2010, as the repurchasing of currently delinquent mortgages by government agencies was essentially complete as of June 30, 2010.

Loan Portfolio

The following table presents the composition of our loan portfolio by category as of the dates indicated:

	June 30, 2010		December 31, 2009
($ in thousands)	Amount	% of Total	Amount	% of Total
Real estate – commercial	$39,813	65%	$26,063	52%
Real estate – residential	7,765	13	8,059	16
Construction and land development	2,671	4	7,067	14
Commercial and industrial	8,408	14	8,324	16
Lease financing	1,543	3	—	—
Consumer	568	1	991	2
Gross loans	60,768	100%	50,504	100%
Less: Deferred loan (fees) / expenses, net	(83)		(114)
Allowance for loan losses	(940)		(830)
Loans, net	$59,745		$49,560

As of June 30, 2010, net loans were $59.7 million, a $10.2 million, or 21%, increase from $49.6 million at December 31, 2009.  Net loans as a percentage of total assets were 43% as of June 30, 2010, compared to 37% at December 31, 2009.

The real estate — commercial loan portfolio consists primarily of lines of credit or term loans to businesses that are secured by real estate.  Our primary focus is on owner-occupied commercial real estate, including SBA 504 loans.  At June 30, 2010, there were $39.8 million commercial real estate loans in the loan portfolio, an increase of 53%, or $13.8 million, from $26.1 million at December 31, 2009.  Given our focus on this loan category, it now represents 65% of our total portfolio, which is well within our established concentration guidelines.

The real estate — residential loan portfolio consists of residential second mortgage loans, home equity loans and lines of credit and home improvement loans.  At June 30, 2010, $7.8 million was outstanding for residential real estate loans, a decrease of 4% from $8.1 million outstanding at December 31, 2009.

The construction and land development loan portfolio is comprised of construction loans for owner-occupied construction and development loans for property being constructed and sold to third parties.  At June 30, 2010, construction and land development loans totaled $2.7 million, a decrease of $4.4 million, or 62%, from $7.1 million at December 31, 2009.

The commercial and industrial loan portfolio consists of loans to businesses primarily for working capital lines of credit.  At June 30, 2010, commercial and industrial loans totaled $8.4 million, an $84,000 increase from $8.3 million at December 31, 2009.

During the second quarter 2010, the Bank closed its first lease financing agreement for the purchase of equipment.  At June 30, 2010, lease financing comprised 3% of the Bank’s loan portfolio.

The consumer and other loan portfolio consists of personal lines of credit, loans to acquire personal assets such as automobiles and overdraft protection balances for our deposit customers.  As of June 30, 2010, consumer and other loans comprised 1% of the total loan portfolio at $568,000, a decrease of $423,000 from December 31, 2009.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  The Company’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  As the Bank’s loan portfolio continues to grow, the concentration to any single borrower diminishes.  As of June 30, 2010, the Bank’s five largest loans represented approximately 17% of the total loan portfolio compared to 20% of the total loan portfolio as of December 31, 2009.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.4 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

The following tables set forth information at June 30, 2010 and December 31, 2009, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

	June 30, 2010
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate – commercial	$7,400	$11,381	$21,032	$—	$39,813
Real estate – residential	—	439	—	7,326	7,765
Construction and land development	2,671	—	—	—	2,671
Commercial and industrial	3,701	2,815	1,892	—	8,408
Lease financing	—	1,543	—	—	1,543
Consumer	10	411	—	147	568
Gross Loans Receivable	$13,782	$16,589	$22,924	$7,473	$60,768

	December 31, 2009
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate – commercial	$3,482	$10,559	$12,022	$—	$26,063
Real estate – residential	—	348	—	7,711	8,059
Construction and land development	6,861	206	—	—	7,067
Commercial and industrial	5,129	2,348	845	2	8,324
Consumer	14	728	—	249	991
Gross Loans Receivable	$15,486	$14,189	$12,867	$7,962	$50,504

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets. As of June 30, 2010, there was $815,000 in nonperforming assets, consisting of one loan.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	June 30, 2010	December 31, 2009
Nonaccrual loans and leases	$815	$—
Other impaired loans	—	—
Total nonperforming loans	$815	$—

Impaired loans	$815	$—
Allocated allowance for loan losses to impaired loans	—	—
Net investment in impaired loans	$815	—
Accruing loans past due 90 days or more	—	3
Loans past due 30-89 days	$827	$1,298

Loans charged-off	$185	$—
Recoveries	—	—
Net charge-offs	$185	$—
Allowance for loan losses	$940	$830

Allowance for loan losses to loans, net of deferred fees/expenses	1.55%	1.64%
Allowance for loan losses to nonaccrual loans	115.34%	NA
Allowance for loan losses to nonperforming loans	115.34%	NA
Nonaccrual loans to loans, net of deferred fees/expenses	1.34%	NA
Loans 30-89 days past due to loans, net of deferred fees/expenses	1.36%	2.56%

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off.  At June 30, 2010, Solera National Bank had substandard loans totaling $3.3 million, a doubtful loan totaling $815,000, and no loans classified as loss.  Of the $3.3 million in substandard loans, only $757,000 was 30 days or more past due.  As of December 31, 2009, the Bank had no loans classified as doubtful or loss and had substandard loans totaling $3.8 million.  Of the $3.8 million of substandard loans, only $953,000 was 30 days or more past due.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $940,000, or 1.55% of outstanding principal as of June 30, 2010 compared to $830,000, or 1.64% of outstanding principal as of December 31, 2009.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the six months ended June 30, 2010 the Bank recorded charge-offs of $185,000 related to its one impaired loan.  No charge-offs were recorded during the six months ended June 30, 2009.

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

($ in thousands)	June 30, 2010	December 31, 2009
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$8,277	$7,182
Letters of credit	—	—
Total commitments	$8,277	$7,182

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

Borrowings

As of June 30, 2010, the Bank had $5.5 million in fixed-rate borrowings from the Federal Home Loan Bank of Topeka (FHLB) with varying maturity dates between April 2011 and June 2013 and a weighted-average fixed interest rate of 4.19%.  Additionally, the Bank had $1.0 million in variable-rate, overnight borrowings from the FHLB.  As of June 30, 2010, the overnight advance rate was 0.20%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $11.7 million with various correspondent banks.  Additionally, the Bank has access to a secured Federal Funds line with a correspondent bank.  As of June 30, 2010, the Company had $400,000 outstanding on these lines.

Loan Commitments

At June 30, 2010, the Company had $8.3 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

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

As of June 30, 2010, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at June 30, 2010:

As of June 30, 2010	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	%	Amount	%	Amount	%
Total capital (to risk-weighted assets)	$16,326	18.6%	$7,036	>8.0%	$8,795	>10.0%
Tier 1 capital (to risk-weighted assets)	$15,386	17.5%	$3,518	>4.0%	$5,277	>6.0%
Tier 1 capital (to average assets)	$15,386	11.1%	$5,566	>4.0%	$6,957	>5.0%

Liquidity

The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

Solera National Bank’s liquidity is monitored by its staff, the Asset Liability Committee and the Board of Directors, who review historical funding requirements, the current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of June 30, 2010, the loan to deposit ratio was 54% an increase from 48% at December 31, 2009.

Solera National Bank had cash and cash equivalents of $1.1 million, or 0.7% of total Bank assets, at June 30, 2010.  Additionally, the Bank had $75.0 million in available-for-sale investment securities, or 53% of the Company’s total assets, at June 30, 2010.  Management feels Solera National Bank should have adequate liquidity to meet anticipated future funding needs.

Subsequent to June 30, 2010, the Bank signed a purchase and assumption agreement with Liberty Savings Bank, FSB, to acquire approximately $30 million in loans and assume approximately $40 million in deposits.  This transaction, if consummated, will provide approximately $8 million in additional cash and cash equivalents during the fourth quarter 2010, when the transaction is expected to close.  However, our liquidity position could be affected by a higher than anticipated run-off of acquired deposits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

2.1	Purchase and Assumption Agreement dated August 5, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 11, 2010).
3.1	Amended and Restated Bylaws of Solera National Bancorp, Inc., effective June 17, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2010).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

* Filed herewith.

SOLERA NATIONAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: August 13, 2010	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Purchase and Assumption Agreement dated August 5, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 11, 2010).

3.1	Amended and Restated Bylaws of Solera National Bancorp, Inc., effective June 17, 2010 (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on June 21, 2010).

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350