Form 10-Q
period 2010-09-30
Solera National Bancorp, Inc.
filed 2010-11-10
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of November 9, 2010, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

•                  interest rate volatility could harm our business;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of September 30, 2010 and December 31, 2009

(unaudited)

	September 30,	December 31,
($ in thousands, except share data)	2010	2009
ASSETS
Cash and due from banks	$698	$1,696
Federal funds sold	—	820
Total cash and cash equivalents	698	2,516
Interest-bearing deposits with banks	266	3,784
Investment securities, available-for-sale	72,876	73,441
Gross loans	60,378	50,504
Net deferred (fees)/expenses	(85)	(114)
Allowance for loan losses	(1,200)	(830)
Net loans	59,093	49,560
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,165	1,131
Premises and equipment, net	768	875
Accrued interest receivable	749	814
Prepaid FDIC insurance	320	471
Other assets	278	248
Total assets	$136,213	$132,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$1,894	$2,624
Interest-bearing demand	11,224	6,830
Savings and money market	53,535	55,318
Time deposits	41,708	39,629
Total deposits	108,361	104,401

Federal funds purchased and securities sold under agreements to repurchase	1,085	326
Accrued interest payable	99	82
Accounts payable and other liabilities	340	344
Federal Home Loan Bank advances	6,000	8,750
Deferred rent liability	95	85
Capital lease liability	87	118
Total liabilities	$116,067	$114,106

COMMITMENTS AND CONTINGENCIES (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at September 30, 2010 and December 31, 2009	$26	$26
Additional paid-in capital	25,916	25,768
Accumulated deficit	(8,298)	(8,016)
Accumulated other comprehensive income	2,502	956
Total stockholders’ equity	$20,146	$18,734

Total liabilities and stockholders’ equity	$136,213	$132,840

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except share data)	2010	2009	2010	2009
Interest income:
Interest and fees on loans	$901	$598	$2,503	$1,380
Interest on federal funds sold	—	2	2	3
Interest on investment securities	713	752	2,261	2,000
Other interest income	1	—	7	1
Dividends on FHLB and Federal Reserve Bank stocks	10	11	32	31
Total interest income	1,625	1,363	4,805	3,415
Interest expense:
Deposits	466	517	1,476	1,180
Federal Home Loan Bank advances	58	78	202	256
Federal funds purchased and securities sold under agreements to repurchase	2	2	5	10
Other borrowings	2	3	7	10
Total interest expense	528	600	1,690	1,456

Net interest income	1,097	763	3,115	1,959

Provision for loan losses	780	180	1,075	432
Net interest income after provision for loan losses	317	583	2,040	1,527
Noninterest income:
Service charges and fees	19	80	55	220
Other income	16	—	16	4
Gain on sale of other real estate owned	10	—	10	—
Gain on sale of investment securities	332	98	863	205
Total noninterest income	377	178	944	429
Noninterest expense:
Salaries and employee benefits	619	591	1,756	1,889
Occupancy	137	142	418	417
Professional fees	134	53	319	237
Other general and administrative	297	236	773	680
Total noninterest expense	1,187	1,022	3,266	3,223

Net loss before income taxes	(493)	(261)	(282)	(1,267)

Income taxes	—	—	—	—

Net loss	$(493)	$(261)	$(282)	$(1,267)

Basic earnings (loss) per share	(0.19)	(0.10)	(0.11)	(0.50)

Diluted earnings (loss) per share	(0.19)	(0.10)	(0.11)	(0.50)

Weighted-average common shares
Basic	2,553,671	2,553,671	2,553,671	2,553,671
Diluted	2,553,671	2,553,671	2,553,671	2,553,671

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2010 and 2009

(unaudited)

			Additional		Accumulated Other
($ in thousands, except share data)	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2008	2,553,671	$26	$25,558	$(6,740)	$148	$18,992
Stock-based compensation	—	—	156	—	—	156
Comprehensive income:
Net loss	—	—	—	(1,267)	—	(1,267)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	1,819	1,819
Less: reclassification adjustment for net gains included in income	—	—	—	—	(205)	(205)
Total comprehensive income						347
Balance at September 30, 2009	2,553,671	$26	$25,714	$(8,007)	$1,762	$19,495

Balance at December 31, 2009	2,553,671	$26	$25,768	$(8,016)	$956	$18,734
Stock-based compensation	—	—	148	—	—	148
Comprehensive income:
Net loss	—	—	—	(282)	—	(282)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	2,409	2,409
Less: reclassification adjustment for net gains included in income	—	—	—	—	(863)	(863)
Total comprehensive income						1,264
Balance at September 30, 2010	2,553,671	$26	$25,916	$(8,298)	$2,502	$20,146

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009

(unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(282)	$(1,267)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	137	127
Provision for loan losses	1,075	432
Net accretion of deferred loan fees/expenses	(29)	(48)
Net amortization of premiums on investment securities	348	46
Gain on sale of other real estate owned	(10)	—
Gain on sale of investment securities	(863)	(205)
Federal Home Loan Bank stock dividend	(10)	(10)
Recognition of stock-based compensation on stock options	148	156
Changes in operating assets and liabilities:
Interest receivable	65	(294)
Other assets	(53)	(16)
Prepaid FDIC insurance	151	—
Accrued interest payable	17	59
Accounts payable and other liabilities	(4)	(46)
Deferred loan fees/expenses, net	—	126
Deferred rent liability	10	19
Net cash provided by (used in) operating activities	$700	$(921)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(46,154)	$(56,583)
Proceeds from sales of investment securities, available-for-sale	30,461	18,118
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	18,319	9,790
Originated loans, net of pay downs	(11,391)	(27,077)
Proceeds from sale of other real estate owned	823	—
Purchase of premises and equipment	(8)	(12)
Purchase of stock in Federal Reserve Bank	(24)	(2)
Purchase of interest-bearing deposits with banks	(1,006)	(2,241)
Maturity of interest-bearing deposits with banks	4,524	—
Net cash used in investing activities	$(4,456)	$(58,007)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$3,960	$65,240
Net increase/(decrease) in federal funds purchased and securities sold under agreements to repurchase	759	(372)
Repayment of FHLB advances	(2,750)	(2,250)
Principal payments on capital lease	(31)	(29)
Net cash provided by financing activities	$1,938	$62,589

Net (decrease) / increase in cash and cash equivalents	$(1,818)	$3,661

CASH AND CASH EQUIVALENTS
Beginning of period	2,516	2,401
End of period	$698	$6,062

(continued)

Solera National Bancorp, Inc.

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009, (continued)

(unaudited)

	For the Nine Months Ended September 30,
($ in thousands)	2010	2009

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,673	$1,397
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$1,546	$1,614
Loans transferred to other real estate owned	$813	$—

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2010, and the results of its operations for the three and nine months ended September 30, 2010 and 2009.  Cash flows are presented for the nine months ended September 30, 2010 and 2009.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2009.

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

Allowance for loan losses:  Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels during the Bank’s early years of operation.  The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes all, or a portion of, the loan balance is uncollectible.

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

At September 30, 2010, the Company had an allowance for loan losses of $1.2 million.  Management believes that this allowance for loan losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.  Also, federal regulators, when reviewing the Bank’s loan portfolio in the future, may require the Bank to increase the allowance for loan losses.

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

Estimation of fair value:  The estimation of fair value is significant to a number of the Company’s assets, including available-for-sale investment securities. These are all recorded at either fair value or at the lower of cost or fair value.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of the yield curve.

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

Recently Issued Accounting Pronouncements

In January 2010, the FASB issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two; and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level three), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). Increased disclosures regarding the transfers in/out of level one and two are required for interim and annual periods beginning after December 15, 2009.  The adoption of this portion of the standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.  Increased disclosures regarding the level three fair value reconciliation are required for fiscal years beginning after

December 15, 2010. The adoption of this portion of the standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued accounting guidance for loan modifications when the loan is part of a pool of loans accounted for as a single asset.  Diversity in practice developed surrounding how to account for loans that are part of a pool subsequent to a modification that would constitute a troubled debt restructuring.  To eliminate the diversity in practice, the new guidance requires loans that are accounted for as part of a pool to continue to be accounted for as part of the pool subsequent to a modification, even if the modification constitutes a troubled debt restructuring.  Upon adoption of the update an entity may make a one time election to terminate accounting for loans in a pool, and the election may be applied on a pool by pool basis.  This accounting treatment for the modification of loans accounted for as part of pools is effective for all interim and annual reporting periods beginning on or after July 15, 2010.  As the Company does not currently have any pools of loans accounted for as a single asset, the adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of loans and leases and the allowance for credit losses.  According to the guidance there are two levels of detail at which credit information will be presented - the portfolio segment level and the class level.  The portfolio segment level is the aggregated level used by the company in developing their systematic method for calculating the allowance for credit losses.  The class level represents a more detailed level of categorization than the portfolio segment level.  Companies will be required to provide the following new or amended disclosures as a result of this update:

1.  A roll forward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method

2.  For each disaggregated ending balance in item (1) above, the related recorded investment in loans and leases

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

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$6,871	$63	$—	$6,934
Corporate	10,176	311	(40)	10,447
State and municipal	21,927	1,193	(9)	23,111
Residential agency mortgage-backed securities (“MBS”)	31,400	1,001	(17)	32,384
Total securities available-for-sale	$70,374	$2,568	$(66)	$72,876

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,176	$28	$(35)	$5,169
Corporate	9,822	306	(5)	10,123
State and municipal	22,101	395	(295)	22,201
Residential agency MBS	35,386	760	(198)	35,948
Total securities available-for-sale	$72,485	$1,489	$(533)	$73,441

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2010 and December 31, 2009 are shown below.  Agency mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are routinely received on agency mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	September 30, 2010		December 31, 2009
	Amortized	Estimated Fair	Amortized	Estimated Fair
($ in thousands)	Cost	Value	Cost	Value
Securities available-for-sale
Due within one year	$499	$507	$1,538	$1,560
Due after one year through five years	5,040	5,180	5,602	5,823
Due after five years through ten years	29,376	30,732	19,566	19,735
Due after ten years	35,459	36,457	45,779	46,323
Total securities available-for-sale	$70,374	$72,876	$72,485	$73,441

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of September 30, 2010 and December 31, 2009.

	September 30, 2010
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$—	$—	—	$—	$—	—	$—	$—	—
Corporate	2,960	(40)	4	—	—	—	2,960	(40)	4
State and municipal	1,725	(9)	3	—	—	—	1,725	(9)	3
Residential agency MBS	2,943	(17)	3	—	—	—	2,943	(17)	3
Total temporarily-impaired	$7,628	$(66)	10	$—	$—	—	$7,628	$(66)	10

	December 31, 2009
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$3,726	$(35)	7	$—	$—	—	$3,726	$(35)	7
Corporate	517	(5)	1	—	—	—	517	(5)	1
State and municipal	7,768	(243)	10	945	(52)	3	8,713	(295)	13
Residential agency MBS	10,520	(198)	21	—	—	—	10,520	(198)	21
Total temporarily-impaired	$22,531	$(481)	39	$945	$(52)	3	$23,476	$(533)	42

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of September 30, 2010, no securities were in a continuous unrealized loss position for 12 months or longer.   The Company has the intent to hold the ten securities in an unrealized loss position as of September 30, 2010 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity. Accordingly, as of September 30, 2010, no decline in value was deemed to be other than temporary.  Similarly, management’s evaluation of the three securities in a continuous unrealized loss position for 12 months or longer at December 31, 2009, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $2.5 million at September 30, 2010.  This was an increase over the $956,000 unrealized gain at December 31, 2009.

In an effort to both capitalize on current market conditions, while funding our loan portfolio growth, as well as to liquidate some odd-lots within the investment portfolio, the Company sold securities for gross realized gains of $885,000 and gross realized losses of $22,000 during the first nine months of 2010.  The Company sold securities for gross realized gains of $332,000 during the third quarter 2010.  The Company sold securities for gross realized gains of $213,000 and gross realized losses of $8,000 during the first nine months of 2009.  The Company sold securities for gross realized gains of $101,000 and gross realized losses of $3,000 during the third quarter 2009.  Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $17.5 million at September 30, 2010 and $16.9 million at December 31, 2009, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The composition of the loan portfolio follows:

	($ in thousands)	September 30, 2010	December 31, 2009
	Real estate – commercial	$39,347	$26,063
	Real estate – residential	8,054	8,059
	Construction and land development	2,007	7,067
	Commercial and industrial	8,954	8,324
	Lease financing	1,452	—
	Consumer	564	991
	Gross loans	60,378	50,504
Less:	Deferred loan (fees) / expenses, net Allowance for loan losses	(85)	(114)
	Allowance for loan losses	(1,200)	(830)
	Loans, net	$59,093	$49,560

As of September 30, 2010, the Bank had two nonaccrual loans totaling $650,000 after partial charge-offs of $520,000 taken during the third quarter. Also during the third quarter, the Bank had one loan that was transferred to Other Real Estate Owned (OREO) property and sold for a gain of approximately $10,000.  The Bank had $0 in OREO properties as of September 30, 2010.  There were no loans past due more than 90 days and still accruing interest as of the end of the third quarter 2010.  During all of 2009, no loans were impaired, no loans were transferred to foreclosed properties and one loan, with a principal balance of approximately $3,000, was past due more than 90 days but still accruing interest.

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

There were approximately $2.1 million and $2.6 million in loans receivable from related parties at September 30, 2010 and December 31, 2009, respectively.

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three and nine months ended September 30, 2010 and 2009 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2010	2009	2010	2009

Balance, beginning of period	$940	$520	$830	$268
Loans charged off	(520)	—	(705)	—
Recoveries on loans previously charged off	—	—	—	—
Provision for loan losses	780	180	1,075	432
Balance, end of period	$1,200	$700	$1,200	$700

The following table details information regarding impaired loans at the dates indicated:

($ in thousands)	September 30, 2010	December 31, 2009

Impaired loans with a valuation allowance:	$—	$—
Impaired loans without a valuation allowance:	749	—
Total impaired loans	$749	$—
Valuation allowance related to impaired loans	$—	$—

Two of the three impaired loans did not have a specific valuation allowance, as the loans were partially charged-off during the third quarter 2010, bringing them to their net realizable value.  The other impaired loan is considered impaired because it is a troubled debt restructuring; however, the loan is performing in accordance with its new contractual terms and has an abundance of collateral and, therefore, does not have a specific valuation allowance.  Interest income recognized while these loans have been classified as impaired was approximately $2,000.  The gross interest income that would have been recorded for the nine months ended September 30, 2010 if all impaired loans had been current throughout this period in accordance with their original terms was approximately $16,000.

Troubled debt restructurings are included in impaired loans above.  At September 30, 2010, there was one loan for $99,000 with terms that were modified in a troubled debt restructuring, with no specific allowance for loan losses because the loan is well collateralized.  The Company has not committed additional funds to the borrower whose loan is classified as a troubled debt restructuring.  There were no troubled debt restructurings at December 31, 2009.

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	September 30, 2010		December 31, 2009
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,894	2%	$2,624	2%
Interest-bearing demand	11,224	10	6,830	7
Money market accounts	7,640	7	3,555	3
Savings accounts	45,895	42	51,763	50
Certificates of deposit, less than $100,000	10,212	10	16,624	16
Certificates of deposit, greater than $100,000	31,496	29	23,005	22
Total deposits	$108,361	100%	$104,401	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at September 30, 2010 and December 31, 2009 was approximately $4.4 million and $4.0 million, respectively.

NOTE 7 — STOCK-BASED COMPENSATION

The Company’s 2007 Stock Incentive Plan (the “Plan”) was approved by the Company’s Board of Directors (the “Board”) with an effective date of September 10, 2007 and was approved by the Company’s stockholders at the annual meeting held on September 17, 2008.  Under the terms of the Plan, officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $148,000 and $156,000 during the nine months ended September 30, 2010 and 2009, respectively.  During the third quarter 2010, the Company revised its estimated forfeiture rate on the nonqualified stock options granted to Directors in September 2007 to decrease the rate from 33% to 10%, which more accurately reflects the turnover rate of our Directors.  This resulted in approximately $7,000 of additional stock-based compensation expense during the third quarter 2010.

The Company accounts for its stock-based compensation under the provisions of ASC 718-20 — Stock Compensation — Awards Classified as Equity.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 10,000 options during the third quarter 2010 as incentive compensation to an executive officer and 45,000 nonqualified options to directors.  The director options vest over one year, expire ten years from the date of grant and directors have one year to exercise vested options upon termination.  The Company granted 1,250 options during the second quarter 2010 as incentive compensation to newly hired employees and 16,500 options during the first quarter 2010 as incentive compensation to existing and newly hired employees.  Similarly, the Company granted 42,000 options as incentive compensation primarily to the President & CEO and also to newly hired employees during the third quarter of 2009.

During the nine months ended September 30, 2010, 5,688 options were forfeited and 5,125 vested options expired unexercised.  No options were exercised during the nine months ended September 30, 2010 or 2009.  The Company recognized expense for approximately 20,000 options, representing a pro-rata amount of the options earned during the third quarter 2010 that are expected to vest.  As of September 30, 2010, there was approximately $272,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.3 years.

The following is a summary of the Company’s outstanding stock options at September 30, 2010:

	Options	Weighted-Average Grant Date Fair Value	Weighted- Average Exercise Price
Outstanding at January 1, 2010	305,353	$2.44	$9.19
Granted	72,750	0.79	4.67
Exercised	—	—	—
Forfeited	(5,688)	1.77	7.52
Expired	(5,125)	2.46	9.39
Outstanding at September 30, 2010	367,290	$2.12	$8.32

NOTE 8 — WARRANTS

During our initial public offering, each of the Company’s initial stockholders were granted one warrant to purchase an additional share, at an exercise price of $12.50 per share, for every five shares purchased.  All of these stockholder warrants expired unexercised on September 10, 2010.

NOTE 9 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2010	2009	2010	2009
Data processing	$80	$70	$211	$200
FDIC assessment	52	45	147	125
Regulatory and reporting fees	26	22	90	75
Marketing and promotions	38	34	80	90
Travel and entertainment	18	16	39	33
Telephone/communication	10	10	31	30
Loan and collection expenses	14	1	24	3
Printing, stationery and supplies	7	11	24	31
Dues and memberships	7	7	24	23
Directors’ fees	20	—	23	—
Insurance	6	5	17	14
Franchise taxes	3	2	14	7
Postage and shipping	5	5	13	16
ATM and debit card fees	4	3	12	11
Training and education	2	1	6	9
Miscellaneous	5	4	18	13
Total	$297	$236	$773	$680

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

At September 30, 2010 and December 31, 2009, the following financial instruments were outstanding whose contract amounts represent credit risk:

($ in thousands)	September 30, 2010	December 31, 2009
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$7,212	$7,182
Letters of credit	—	—
Total commitments	$7,212	$7,182

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

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of September 30, 2010 and December 31, 2009, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2010
Investment securities, available-for-sale:
U.S. government agencies	$—	$6,934	$—	$6,934
Corporate	—	10,447	—	10,447
State and municipal	—	23,111	—	23,111
Agency MBS	—	32,384	—	32,384
Total	$—	$72,876	$—	$72,876
Assets at December 31, 2009
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,169	$—	$5,169
Corporate	—	10,123	—	10,123
State and municipal	—	22,201	—	22,201
Agency MBS	—	35,948	—	35,948
Total	$—	$73,441	$—	$73,441

There were no transfers in or out of Level 1 and Level 2 during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2010
Impaired loans	$—	$—	$749	$749

Assets at December 31, 2009
Impaired loans	$—	$—	$—	$—

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

	September 30, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
($ in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$698	$698	$2,516	$2,516
Interest-bearing deposits with banks	266	266	3,784	3,784
Investment securities	72,876	72,876	73,441	73,441
Loans, net	59,093	59,052	49,560	49,230
FHLB and FRB stocks	1,165	1,165	1,131	1,131
Interest receivable	749	749	814	814

Financial Liabilities:
Deposits, demand, savings and money market	$66,653	$66,653	$64,772	$64,772
Time deposits	41,708	42,180	39,629	39,036
Federal funds purchased and securities sold under agreements to repurchase	1,085	1,085	326	326
Federal Home Loan Bank advances	6,000	5,928	8,750	8,508
Interest payable	99	99	82	82

NOTE 12 — PENDING TRANSACTION

On August 5, 2010, the Bank entered into a purchase and assumption agreement with Liberty Savings Bank, FSB (“Liberty”), a wholly-owned subsidiary of Liberty Capital, Inc. to assume approximately $40 million in customer deposits from Liberty’s branch located in Lakewood, Colorado.  Additionally, the Bank agreed to acquire approximately $30 million in Colorado-based, performing loans.  The transaction is expected to close in the fourth quarter 2010 conditioned upon receiving approval from the appropriate bank regulatory agencies.  The Bank will pay a 3.8% premium for deposits and will acquire the loans at par value.

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

NOTE 13 — SUBSEQUENT EVENTS

As of the date of issuance of this Report on Form 10-Q, the Company has determined that no subsequent event disclosure is necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of September 30, 2010 and results of operations for the three and nine months ended September 30, 2010 and 2009.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

We offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who are particularly responsive to the personalized service that Solera National Bank provides to its customers.  We believe that local ownership and control allows the Bank to serve customers efficiently and effectively.  Solera National Bank competes on the basis of providing a unique and personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients.  Solera National Bank serves the entire market area and, in addition, has a special focus serving the local Hispanic population due to the significant growth of this demographic.  Since opening the bank in September of 2007, management has successfully executed its strategy of delivering prudent and controlled growth to efficiently leverage the Company’s capital and expense base with the goal of achieving sustained profitability.

During the third quarter, the Bank entered into a definitive purchase and assumption agreement (the “Agreement”) with Liberty Savings Bank, FSB (“Liberty”) to assume approximately $40 million in customer deposits from Liberty’s branch located in Lakewood, Colorado.  Additionally, the Bank agreed to acquire approximately $30 million in Colorado-based, performing loans from Liberty.  Pursuant to the Agreement, the Bank will pay a deposit premium of 3.8% and will acquire the loans at par value.  For further disclosure, see Note 13, Pending Transaction, to our consolidated financial statements.

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

We are monitoring developments as the various agencies draft regulations required by the Act.  We expect that some provisions of the Act may have an adverse impact due to, among others, the cost of complying with the numerous new regulations and reporting requirements mandated by the Act.  Some provisions of the Act will benefit our business, such as the permanent exemption from Sarbanes-Oxley Section 404(b) for companies with market capitalization of less than $75 million, which should maintain our external audit fees at current levels as our external auditors will not be required to provide an attestation report on our internal control over financial reporting in our annual report on Form 10-K.

Comparative Results of Operations for the Three Months Ended September 30, 2010 and 2009

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended September 30, 2010 compared to the financial condition and results of operations for the three months ended September 30, 2009.

Net loss for the quarter ended September 30, 2010 was $493,000, or ($0.19) per share, compared with a loss of $261,000, or ($0.10) per share for the third quarter of 2009.  The increased loss during the third quarter 2010 was primarily the result of a $600,000 increase in provision expense partially offset by increases in net interest income and increased gains on the sale of investment securities.

As of September 30, 2010, the Company had total assets of $136.2 million, an increase of $3.4 million, or 3%, from December 31, 2009.  Net loans increased $9.5 million, or 19%, from $49.6 million at December 31, 2009 to $59.1 million at September 30, 2010.  Similarly, the Company’s total deposits grew $4.0 million, or 4%, from $104.4 million at December 31, 2009 to $108.4 million as of September 30, 2010.   This growth was achieved as a result of an effective business development program.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 1

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
($ in thousands)	Average Balance	Interest	Yield/ Cost	Average Balance	Interest	Yield/ Cost

Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$60,632	$901	5.89%	$43,485	$598	5.46%
Investment securities**	70,747	713	4.00	58,203	752	5.13
FHLB and FRB stocks	1,150	10	3.41	1,081	11	4.00
Federal funds sold	908	—	—	2,885	2	0.25
Interest-bearing deposits with banks	787	1	0.58	441	—	—
Total interest-earning assets	134,224	$1,625	4.81%	106,095	$1,363	5.10%
Noninterest-earning assets	4,589			3,170
Total assets	$138,813			$109,265

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$54,625	$203	1.48%	$25,441	$172	2.68%
Interest-bearing checking accounts	11,197	43	1.51	6,302	40	2.55
Time deposits	43,865	220	1.99	45,092	305	2.68
Federal funds purchased and securities sold under agreements to repurchase	646	2	1.25	610	2	1.48
Federal Home Loan Bank advances	5,645	58	4.09	8,120	78	3.81
Other borrowings	93	2	9.31	134	3	9.26
Total interest-bearing liabilities	116,071	$528	1.81%	85,699	$600	2.78%
Noninterest-bearing checking accounts	1,801			4,353
Noninterest-bearing liabilities	537			531
Stockholders’ equity	20,404			18,682
Total liabilities and stockholders’ equity	$138,813			$109,265

Net interest income		$1,097			$763

Net interest spread		3.00%			2.32%

Net interest margin		3.24%			2.85%

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

Table 2

	Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$303	$51	$252
Investment securities	(39)	(2,144)	2,105
FHLB and FRB stocks	(1)	(2)	1
Federal funds sold	(2)	(2)	—
Interest-bearing deposits with banks	1	—	1
Total interest income	$262	$(2,097)	$2,359

Interest expense:
Money market and savings deposits	$31	$(20)	$51
Interest-bearing checking accounts	3	(2)	5
Time deposits	(85)	(76)	(9)
Federal funds purchased and securities sold under agreements to repurchase	—	(1)	1
Federal Home Loan Bank advances	(20)	6	(26)
Other borrowings	(1)	—	(1)
Total interest expense	$(72)	$(93)	$21

Net interest income	$334	$(2,004)	$2,338

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has remained unchanged throughout 2009 and thus far in 2010 at 3.25%.  Rates on our loan portfolio have increased slightly, up 43 basis points over the third quarter 2009, primarily due to a shift in the loan mix to more fixed-rate loans at higher interest rates.

The 113 basis points decrease in the Bank’s investment portfolio compared to the third quarter of 2009 is primarily due to the sale of longer-maturity, higher-yielding investments which were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.

The impact of the 29 basis point decrease in the Company’s yield on interest-earning assets was more than offset by decreases in the cost of interest-bearing liabilities, resulting in a 39 basis point increase in net interest margin year-over-year.  As reflected in Table 1, the cost of money market and savings deposits decreased 120 basis points, the cost of interest-bearing checking decreased 104 basis points and the cost of time deposits decreased 69 basis points year-over-year, primarily due to eliminating the promotional rates that were offered during our first two years of business and the general decline in the level of interest rates compared to the prior year.

The Company’s balance sheet is marginally asset sensitive, meaning that interest-earning assets generally reprice quicker than interest-bearing liabilities. Therefore, the Company could experience expansion in its net interest margin during periods of rising interest rates.

Total interest income was $1.6 million for the third quarter 2010, consisting primarily of interest on loans of $901,000 and interest on investment securities of $713,000.  This compared to total interest income of $1.4 million for the same period of 2009, consisting primarily of interest on investment securities of $752,000 and interest on loans of $598,000.  Average loans, net of unearned fees, increased $17.1 million, from $43.5 million for the three months ended September 30, 2009 to $60.6 million for the three months ended September 30, 2010.  Average investment securities increased $12.5 million from $58.2 million for the three months ended September 30, 2009 to $70.7 million for the three months ended September 30, 2010.  These increases were funded with increased average deposits which grew $32.9 million from $76.8 million for the three months ended September 30, 2009 to $109.7 million for the three months ended September 30, 2010.  Additionally, the growth in deposits enabled the Company to reduce its reliance on FHLB advances which decreased, on average, $2.5 million year-over-year.

Total interest expense was $528,000 in the third quarter of 2010, a decrease of $72,000 from $600,000 during the third quarter of 2009.  As evident in Table 2 above, this cost savings was attributable to decreases in rate as volume increased significantly in all deposit categories except time deposits which only decreased marginally, 3%, year-over-year.  Overall, the interest rate on total interest-bearing liabilities decreased 97 basis points from 2.78% at September 30, 2009 to 1.81% at September 30, 2010.

Net interest income was $1.1 million in the third quarter 2010, an increase of $334,000, or 44%, from $763,000 in the third quarter of 2009.  Our annualized net interest margin was 3.24% for the three months ended September 30, 2010, a 39 basis point improvement over the 2.85% net interest margin for the three months ended September 30, 2009.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the third quarter of 2010, our provision for loan losses was $780,000 reflecting the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There were three impaired loans at September 30, 2010, two of which were written down to their estimated net realizable value during the third quarter, resulting in a charge-off of $520,000 (see additional discussion below under Financial Condition — Loan Portfolio).

Noninterest Income

Noninterest income for the quarter ended September 30, 2010 was $377,000, an increase of $199,000 from $178,000 for the third quarter ended September 30, 2009.  The Company sold securities for net gains of $332,000 during the third quarter 2010 compared to net gains of $98,000 during the third quarter of 2009.  Service charges on deposits decreased $61,000 from $80,000 during the third quarter 2009 to $19,000 during the third quarter 2010 due to the loss of a significant money-services-business customer in October 2009.  Other income increased to $16,000 during the third quarter 2010 primarily due to the Bank’s new residential mortgage lending partnership.  Additionally, during the third quarter of 2010 the Bank had a gain on sale of other real estate owned which generated $10,000 of noninterest income during the quarter.

Noninterest Expense

Our total noninterest expense for the quarter ended September 30, 2010 was $1.2 million, an increase of $165,000 from the quarter ended September 30, 2009.  This consisted of an increase in salaries and employee benefits of $28,000, or 5%, primarily related to increased incentive compensation expense during the third quarter 2010.  Occupancy expense remained constant quarter-over-quarter decreasing only $5,000 during the third quarter 2010.  Professional fees increased $81,000, or 153%, quarter-over-quarter, primarily due to the timing of outsourced internal audit reviews, which were conducted during the third quarter this year and during the second quarter last year as well as the timing of interim testing by our external auditors which was accelerated to the third quarter 2010, versus the fourth quarter last year, as well as increased Compliance and Bank Secrecy Act consulting costs.

Other general and administrative expenses increased $61,000, or 26%, quarter-over-quarter, as detailed in the following table:

($ in thousands)	Three Months Ended September 30,		Increase/
Other general and administrative expenses:	2010	2009	(Decrease)
Data processing	$80	$70	$10
FDIC assessment	52	45	7
Regulatory and reporting fees	26	22	4
Marketing and promotions	38	34	4
Travel and entertainment	18	16	2
Telephone/communication	10	10	—
Loan and collection expenses	14	1	13
Printing, stationery and supplies	7	11	(4)
Dues and memberships	7	7	—
Directors’ fees	20	—	20
Insurance	6	5	1
Franchise taxes	3	2	1
Postage and shipping	5	5	—
ATM and debit card fees	4	3	1
Training and education	2	1	1
Miscellaneous	5	4	1
Total	$297	$236	$61

The most significant changes include an increase of $20,000 in directors’ fees as the Company began compensating directors for their attendance at meetings in July 2010; an increase of $13,000 in loan and collection expenses related to two new loan products that were added to the Bank in late 2009/early 2010 that are outsourced to third parties who collect transaction-based fees; a $10,000 increase in data processing due to overall increases in customer and account activity; and a $7,000 increase in Federal Deposit Insurance Corporation (FDIC) fees due to increases in average deposit volumes.

Comparative Results of Operations for the Nine Months Ended September 30, 2010 and 2009

The following discussion focuses on the Company’s financial condition and results of operations for the nine months ended September 30, 2010 compared to the financial condition and results of operations for the nine months ended September 30, 2009.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank, which opened for business September 10, 2007.

Net loss for the nine months ended September 30, 2010 was $282,000, or ($0.11) per share compared with a net loss $1.3 million, or ($0.50) per share for the nine months ended September 30, 2009.   The improved results of the nine months ended September 30, 2010 were primarily the result of increases in net interest income combined with increased gains on the sale of investment securities while holding noninterest expenses relatively flat.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and the resultant annualized yields expressed in percentages.

Table 3

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
($ in thousands)	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$57,243	$2,503	5.85%	$34,095	$1,380	5.41%
Investment securities**	72,462	2,261	4.17	52,623	2,000	5.08
FHLB and FRB stocks	1,131	32	3.78	1,073	31	3.82
Federal funds sold	1,358	2	0.21	1,526	3	0.25
Interest-bearing deposits with banks	1,295	7	0.76	149	1	0.65
Total interest-earning assets	133,489	$4,805	4.81%	89,466	$3,415	5.10%
Noninterest-earning assets	4,022			1,862
Total assets	$137,511			$91,328

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$56,513	$692	1.66%	$13,986	$271	2.59%
Interest-bearing checking accounts	8,413	101	1.61	4,593	73	2.13
Time deposits	42,863	683	2.13	39,167	836	2.85
Federal funds purchased and securities sold under agreements to repurchase	496	5	1.35	1,181	10	1.11
Federal Home Loan Bank advances	6,973	202	3.87	9,467	256	3.62
Other borrowings	103	7	9.43	143	10	9.39
Total interest-bearing liabilities	115,361	$1,690	1.96%	68,537	$1,456	2.84%
Noninterest-bearing checking accounts	2,001			3,546
Noninterest-bearing liabilities	448			466
Stockholders’ equity	19,701			18,779
Total liabilities and stockholders’ equity	$137,511			$91,328

Net interest income		$3,115			$1,959

Net interest spread		2.85%			2.26%

Net interest margin		3.12%			2.93%

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

Table 4

	Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$1,123	$118	$1,005
Investment securities	261	(236)	497
FHLB and FRB stocks	1	—	1
Federal funds sold	(1)	(1)	—
Interest-bearing deposits with banks	6	—	6
Total interest income	$1,390	$(119)	$1,509

Interest expense:
Money market and savings deposits	$421	$(58)	$479
Interest-bearing checking accounts	28	(11)	39
Time deposits	(153)	(244)	91
Federal funds purchased and securities sold under agreements to repurchase	(5)	3	(8)
Federal Home Loan Bank advances	(54)	19	(73)
Other borrowings	(3)	—	(3)
Total interest expense	$234	$(291)	$525

Net interest income	$1,156	$172	$984

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

The Company’s net interest margin increased slightly, up 19 basis points, from 2.93% at September 30, 2009 to 3.12% at September 30, 2010.  Overall, the Bank has recorded a lower yield on interest-earning assets of 29 basis points from 5.10% for the nine months ended September 30, 2009 to 4.81% for the nine months ended September 30, 2010.  This decline is primarily due to a decrease in the Bank’s yield on its investment securities which decreased 91 basis points during this time period.  This decrease is primarily due to the sale of longer-maturity, higher-yielding investments which were reinvested in shorter-term, lower-yielding bonds to shorten the duration of the investment portfolio.  Also contributing to the decrease was the action taken by Fannie Mae and the Federal Home Loan Mortgage Corporation to repurchase delinquent mortgages during the first and second quarters of 2010.  This resulted in higher than normal pay downs on our agency mortgage-backed securities causing an increase in premium amortization on those securities which adversely impacted the portfolio’s yield.  The loss in yield on the investment portfolio was partially offset by an increase in the loan yield, which increased 44 basis points year-over-year.  This increase was primarily due to a shift in the loan mix to more fixed-rate loans at higher interest rates.

The decrease in the cost of interest-bearing liabilities was more than sufficient to offset the loss of yield on interest-earning assets, which enabled the Bank’s overall net interest margin to increase slightly.  The cost of all deposit accounts decreased as the Bank eliminated the promotional rates that were offered during the first two years in business along with the general decline in the level of interest rates compared to the prior year.  This combined with decreased volumes in FHLB advances enabled the Bank to reduce the cost of interest-bearing liabilities by 88 basis points during the nine months ended September 30, 2010 as compared to the same period of 2009.

The Company’s balance sheet is currently marginally asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing assets. Therefore, the Company could experience gains in its net interest margin during periods of rising short-term interest rates.

Total interest income was $4.8 million for the nine months ended September 30, 2010, consisting primarily of interest on loans of $2.5 million and interest on investment securities of $2.3 million.  This compared to total interest income of $3.4 million during the nine months ended September 30, 2009, consisting primarily of interest on investment securities of $2.0 million and interest on loans of $1.4 million.  Average gross loans, net of unearned fees, increased $23.1 million, from $34.1 million for the nine months ended September 30, 2009 to $57.2 million for the nine months ended September 30, 2010.  Average investment securities increased $19.8 million from $52.6 million for the nine months ended September 30, 2009 to $72.5 million for the nine months ended September 30, 2010.

Total interest expense was $1.7 million for the nine months ended September 30, 2010, an increase of $234,000 from $1.5 million during the same period of 2009.  This increase was due to increased deposit volumes which grew, on average, $50.0 million from September 2009 to September 2010.

Net interest income was $3.1 million for the first nine months of 2010, an increase of $1.2 million, or 59%, from $2.0 million for the same period of 2009.  Our annualized net interest margin was 3.12% for the nine months ended September 30, 2010 compared to 2.93% for the nine months ended September 30, 2009.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the first nine months of 2010, our provision for loan losses was $1.1 million compared to $432,000 for the same time period of 2009.  The amount of the provision reflects the growth of our loan portfolio and the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  There have been four impaired loans during the nine months ended September 30, 2010, three of which were written-down to their net realizable value during the year resulting in charge-offs of $705,000 and one troubled debt restructuring (see additional discussion below under Financial Condition — Loan Portfolio).  One previously impaired loan is no longer on the Bank’s books as it was sold for a gain of $10,000 during the third quarter.  There were no impaired or charged-off loans during the same period in 2009.

Noninterest Income

Noninterest income for the nine months ended September 30, 2010 was $944,000, an increase of $515,000 from $429,000 for the nine months ended September 30, 2009.  The increase was due to a $658,000 increase in gains on sales of investment securities as the Bank capitalized on current market conditions and sold securities for gains, while shortening the overall duration of the investment portfolio.  This increase was offset by a decrease of $165,000 in service charges and fees on deposits — a direct result of the loss of a significant money-services-business deposit customer.  Also contributing to the increase was a $10,000 gain on the sale of other real estate owned and a $12,000 increase in other income primarily due to the Bank’s new residential mortgage lending partnership.

Noninterest Expense

Our total noninterest expense was $3.3 million for the nine months ended September 30, 2010, a 1%, or $43,000, increase from the nine months ended September 30, 2009.  This consisted of an increase in professional fees of $82,000, or 35%, due primarily to increased Compliance and Bank Secrecy Act consulting costs, and timing differences for internal and external audits.  This increase was offset by a decrease in salaries and employee benefits of $133,000, or 7%, related primarily to reduced incentive compensation expense during 2010.  Occupancy expense remained unchanged and other general and administrative expenses increased $93,000, or 14%, year-over-year, as detailed in the following table:

($ in thousands)	Nine Months Ended September 30,		Increase/
Other general and administrative expenses:	2010	2009	(Decrease)
Data processing	$211	$200	$11
FDIC assessment	147	125	22
Regulatory and reporting fees	90	75	15
Marketing and promotions	80	90	(10)
Travel and entertainment	39	33	6
Telephone/communication	31	30	1
Loan and collection expenses	24	3	21
Printing, stationery and supplies	24	31	(7)
Dues and memberships	24	23	1
Directors’ fees	23	—	23
Insurance	17	14	3
Franchise taxes	14	7	7
Postage and shipping	13	16	(3)
ATM and debit card fees	12	11	1
Training and education	6	9	(3)
Miscellaneous	18	13	5
Total	$773	$680	$93

The most significant other general and administrative expense changes included a $23,000 increase in directors’ fees as the Company began compensating directors for their attendance at meetings in July 2010; a $22,000 increase in FDIC assessments due to increased deposit volumes; a $21,000 increase in loan and collection expense due to transaction-based fees paid to third parties for various loan products that are partially outsourced.  These loan products were added in late 2009/early 2010 which accounts for the variance between years.  Additionally, there was a $15,000 increase in regulatory and reporting fees due to increases in OCC assessment fees that correlate with the Company’s overall growth; an increase of $11,000 in data processing charges related to increases in customer and account activity; and a $7,000 increase in franchise taxes due to an increase in the tax rate.

Income Taxes

No federal or state tax expense has been recorded for the three or nine months ended September 30, 2010 and 2009, based upon significant operating loss carry-forwards that can be used to offset approximately $3.6 million of taxable income.  Since it is uncertain that the Company will become profitable, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2010 is $0.

Financial Condition

At September 30, 2010, the Company had total assets of $136.2 million, a $3.4 million increase from $132.8 million in total assets at December 31, 2009.  The increase in assets is primarily due to the $9.9 million increase in gross loans during this period, offset primarily by decreases in interest-bearing deposits with banks which were not renewed in order to help fund loan growth.

As of September 30, 2010, stockholders’ equity was $20.1 million, an increase of $1.4 million from December 31, 2009, as a result of increases in accumulated other comprehensive income, which increased $1.5 million during this period, partially offset by a small increase in the accumulated deficit, due to the $282,000 net loss for the nine months ended September 30, 2010.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At September 30, 2010, the Bank had a total of $1.2 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $523,000 in Federal Reserve Bank stock and $642,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of September 30, 2010, the Federal Reserve Bank stock is yielding an average of 6.0% and the FHLB stock is yielding an average rate of 2.1%.

Investment Securities

Our investment portfolio serves as a source of interest income and, secondarily, as a source of liquidity and a management tool for our interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At September 30, 2010, Solera National Bank’s securities consisted of available-for-sale securities of $73.0 million.  The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at September 30, 2010 and December 31, 2009:

	At September 30, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$2,911	3.33%	$4,023	2.50%
Corporate	507	5.05	4,344	3.84	5,596	4.85	—	—
State and municipal	—	—	836	5.47	21,761	4.52	514	5.23
Residential agency MBS	—	—	—	—	464	4.31	31,920	3.83
Total	$507	5.05%	$5,180	4.11%	$30,732	4.46%	$36,457	3.70%

	At December 31, 2009
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$2,954	3.81%	$2,215	5.43%
Corporate	1,560	5.99	4,845	5.35	3,718	5.09	—	—
State and municipal	—	—	978	5.66	12,563	5.23	8,660	5.59
Residential agency MBS	—	—	—	—	500	3.05	35,448	4.52
Total	$1,560	5.99%	$5,823	5.49%	$19,735	4.97%	$46,323	4.77%

As evidenced by the above tables, the weighted-average book yield decreased during the first nine months of 2010 in nearly every category.  This was due partially to declines in market rates, the sale of longer-maturity state and municipal bonds to reduce price risk, and partially due to the Federal Home Loan Mortgage Corporation’s (FHLMC) and Fannie Mae’s repurchase of substantially all 120 days or more delinquent mortgage loans, which resulted in larger than normal principal pay downs on our agency mortgage-backed securities.  The FHLMC’s and Fannie Mae’s repurchase of delinquent loans caused increased amortization on the purchase premiums associated with these securities.  The increased premium amortization negatively impacted our investment yields.

Loan Portfolio

The following table presents the composition of our loan portfolio by category as of the dates indicated:

	September 30, 2010		December 31, 2009
($ in thousands)	Amount	% of Total	Amount	% of Total
Real estate — commercial	$39,347	65%	$26,063	52%
Real estate — residential	8,054	13	8,059	16
Construction and land development	2,007	3	7,067	14
Commercial and industrial	8,954	15	8,324	16
Lease financing	1,452	3	—	—
Consumer	564	1	991	2
Gross loans	60,378	100%	50,504	100%
Less: Deferred loan (fees) / expenses, net	(85)		(114)
Allowance for loan losses	(1,200)		(830)
Loans, net	$59,093		$49,560

As of September 30, 2010, net loans were $59.1 million, a $9.5 million, or 19%, increase from $49.6 million at December 31, 2009.  Net loans as a percentage of total assets were 43% as of September 30, 2010, compared to 37% at December 31, 2009.  Given the tepid economic recovery underway, loan demand has been weakening during the course of the year.

The real estate — commercial loan portfolio consists primarily of lines of credit or term loans to businesses that are secured by real estate.  Our primary focus is on owner-occupied commercial real estate, including SBA 504 loans.  At September 30, 2010, there were $39.3 million of commercial real estate loans in the loan portfolio, an increase of 51%, or $13.3 million, from $26.1 million at December 31, 2009.  Given our focus on this loan category, it now represents 65% of our total portfolio, which is well within our established concentration guidelines.

The real estate — residential loan portfolio consists of residential second mortgage loans, home equity loans and lines of credit and home improvement loans.  The $8.1 million of residential real estate loans outstanding at September 30, 2010 remained unchanged from December 31, 2009.

The construction and land development loan portfolio is comprised of construction loans for owner-occupied construction and development loans for property being constructed and sold to third parties.  At September 30, 2010, construction and land development loans totaled $2.0 million, a decrease of $5.1 million, or 72%, from $7.1 million at December 31, 2009.  This decrease is primarily the result of the weak economy which has dampened new construction opportunities.

The commercial and industrial loan portfolio consists of loans to businesses primarily for working capital lines of credit.  At September 30, 2010, commercial and industrial loans totaled $9.0 million, a $630,000, or 8%, increase from $8.3 million at December 31, 2009.

During the second quarter 2010, the Bank closed its first lease financing agreement for the purchase of equipment.  At September 30, 2010, lease financing comprised 3% of the Bank’s loan portfolio.

The consumer and other loan portfolio consists of personal lines of credit, loans to acquire personal assets such as automobiles and overdraft protection balances for our deposit customers.  As of September 30, 2010, consumer and other loans comprised 1% of the total loan portfolio at $564,000, a decrease of $427,000 from December 31, 2009.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  The Company’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  As the Bank’s loan portfolio continues to grow, the concentration to any single borrower diminishes.  As of

September 30, 2010, the Bank’s five largest loans represented approximately 17% of the total loan portfolio compared to 20% of the total loan portfolio as of December 31, 2009.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.4 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

The following tables set forth information at September 30, 2010 and December 31, 2009, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

	September 30, 2010
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$6,100	$11,482	$21,765	$—	$39,347
Real estate — residential	—	344	—	7,710	8,054
Construction and land development	2,007	—	—	—	2,007
Commercial and industrial	4,032	3,102	1,820	—	8,954
Lease financing	—	1,452	—	—	1,452
Consumer	10	399	—	155	564
Gross Loans Receivable	$12,149	$16,779	$23,585	$7,865	$60,378

	December 31, 2009
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$3,482	$10,559	$12,022	$—	$26,063
Real estate — residential	—	348	—	7,711	8,059
Construction and land development	6,861	206	—	—	7,067
Commercial and industrial	5,129	2,348	845	2	8,324
Consumer	14	728	—	249	991
Gross Loans Receivable	$15,486	$14,189	$12,867	$7,962	$50,504

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets. As of September 30, 2010, there was $749,000 in nonperforming assets, consisting of three loans.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	September 30, 2010	December 31, 2009
Nonaccrual loans and leases	$650	$—
Other impaired loans	99	—
Total nonperforming loans	$749	$—

Impaired loans	$749	$—
Allocated allowance for loan losses to impaired loans	—	—
Net investment in impaired loans	$749	—
Accruing loans past due 90 days or more	—	3
Loans past due 30-89 days	$2,200	$1,298

Loans charged-off, year-to-date	$705	$—
Recoveries, year-to-date	—	—
Net charge-offs, year-to-date	$705	$—
Allowance for loan losses	$1,200	$830

Allowance for loan losses to loans, net of deferred fees/expenses	1.99%	1.64%
Allowance for loan losses to nonaccrual loans	184.62%	NA
Allowance for loan losses to nonperforming loans	160.21%	NA
Nonaccrual loans to loans, net of deferred fees/expenses	1.08%	NA
Loans 30-89 days past due to loans, net of deferred fees/expenses	3.65%	2.56%

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off.  At September 30, 2010, Solera National Bank had substandard loans totaling $5.2 million, a doubtful loan totaling $176,000, and no loans classified as loss.  Of the $5.2 million in substandard loans, only $674,000 was 30 days or more past due.  As of December 31, 2009, the Bank had no loans classified as doubtful or loss and had substandard loans totaling $3.8 million.  Of the $3.8 million of substandard loans, only $953,000 was 30 days or more past due.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.2 million, or 1.99% of outstanding principal as of September 30, 2010 compared to $830,000, or 1.64% of outstanding principal as of December 31, 2009. The provision for loan losses increased $600,000 from $180,000 during the three months ended September 30, 2009 to $780,000 during the three months ended September 30, 2010. This increase was primarily the result of net credit losses on two real estate development loan participations from the Bank’s early stages of operation. The Bank does not have any other purchased loan participations on its balance sheet and minimal remaining exposure to real estate construction or development.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the nine months ended September 30, 2010, the Bank recorded charge-offs of $705,000 related to three impaired loans.  No charge-offs were recorded during the nine months ended September 30, 2009.

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

($ in thousands)	September 30, 2010	December 31, 2009
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$7,212	$7,182
Letters of credit	—	—
Total commitments	$7,212	$7,182

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

Borrowings

As of September 30, 2010, the Bank had $5.5 million in fixed-rate borrowings from the Federal Home Loan Bank of Topeka (FHLB) with varying maturity dates between April 2011 and June 2013 and a weighted-average fixed interest rate of 4.19%.  Additionally, the Bank had $500,000 in variable-rate, overnight borrowings from the FHLB.  As of September 30, 2010, the overnight advance rate was 0.28%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $8.7 million with various correspondent banks.  Additionally, the Bank has access to secured Federal Funds lines with two correspondent banks and access to the Federal Discount window.  As of September 30, 2010, the Company had no balances outstanding on these lines.

Loan Commitments

At September 30, 2010, the Company had $7.2 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

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

As of September 30, 2010, Solera National Bank was categorized as well-capitalized. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at September 30, 2010:

As of September 30, 2010	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
($ in thousands)	Amount	%	Amount	%	Amount	%
Total capital (to risk-weighted assets)	$16,075	18.7%	$6,894	>8.0%	$8,617	>10.0%
Tier 1 capital (to risk-weighted assets)	$14,996	17.4%	$3,447	>4.0%	$5,170	>6.0%
Tier 1 capital (to average assets)	$14,996	10.9%	$5,509	>4.0%	$6,886	>5.0%

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

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of September 30, 2010, the loan to deposit ratio was 56% an increase from 48% at December 31, 2009.

Solera National Bank had cash and cash equivalents of $698,000, or 0.5% of total Bank assets, at September 30, 2010.  Additionally, the Bank had $72.9 million in available-for-sale investment securities, or 54% of the Company’s total assets, at September 30, 2010.  Management feels Solera National Bank should have adequate liquidity to meet anticipated future funding needs.

During the third quarter, the Bank signed a purchase and assumption agreement with Liberty Savings Bank, FSB, to acquire approximately $30 million in loans and assume approximately $40 million in deposits.  This transaction, if consummated, will provide approximately $8 million in additional cash and cash equivalents during the fourth quarter 2010, when the transaction is expected to close.  However, our liquidity position could be affected by a higher than anticipated run-off of acquired deposits.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

2.1	Purchase and Assumption Agreement dated August 5, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 11, 2010).
10.1	Employment Agreement dated September 10, 2010 by and between the Company, the Bank and Robert J. Fenton (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on September 14, 2010).
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
31.2	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

* Filed herewith.

SOLERA NATIONAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: November 10, 2010	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

2.1	Purchase and Assumption Agreement dated August 5, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on August 11, 2010).

10.1	Employment Agreement dated September 10, 2010 by and between the Company, the Bank and Robert J. Fenton (incorporated by reference to Exhibit 10.1 to the Company’s 8-K filed on September 14, 2010).

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350