Form 10-K
period 2010-12-31
Solera National Bancorp, Inc.
filed 2011-03-23
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of June 30, 2010 was $8,999,777.

The number of shares of common stock, par value $0.01 share, of the Registrant outstanding as of March 16, 2011, was 2,553,671.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s definitive proxy statement for the 2011 Annual Meeting of Stockholders, expected to be held in June 2011, are incorporated by reference into Part III of this Form 10-K.

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

•                  general economic conditions may be less favorable than expected, causing an adverse impact on our financial performance;

•                  the Company is subject to extensive regulatory oversight, which could restrain its growth and profitability;

•                  our ability to comply with our Consent Order and potential regulatory actions if we fail to comply;

•                  interest rate volatility could significantly harm our business;

•                  the Company may not be able to raise additional capital on terms favorable to it;

•                  the effects of competition from a variety of competitors; and

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

At this time, the Company engages in no material business operations other than owning and managing the Bank.  At December 31, 2010, Solera National Bancorp, Inc. had no employees, as all employees are employees of the Bank.

Solera National Bank. - On September 10, 2007, the Bank began banking operations as a federally-chartered national bank, having received all necessary regulatory approvals. The Federal Deposit Insurance Corporation, (“FDIC”), insures the Bank’s deposit accounts up to the maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the Office of the Comptroller of the Currency, (“OCC”). The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank (“FRB”).

Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado with 25 full-time equivalent employees primarily dedicated to serving the six-county Denver metropolitan area.  The Bank offers a broad range of commercial and consumer banking services to small- and medium-sized businesses, licensed professionals and individuals.  While the Bank seeks to serve the entire community, it focuses on serving the local Hispanic and other minority populations which it believes are currently underserved.  The Bank’s website is www.solerabank.com.

Available Information

The Company’s Investor Relations information can be obtained through the Bank’s internet address, www.solerabank.com. The Company makes available on or through its Investor Relations page without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases, and charters for the Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

Philosophy and Strategy

Solera National Bank operates as a full-service community bank, offering a wide array of financial products while emphasizing prompt, personalized customer service.  The Bank believes that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy involves the following:

•	capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its Directors, executive officers and Community Advisory Council members;

•	hiring and retaining experienced and qualified banking personnel, many of whom are bilingual;

•	providing personalized customer service with consistent, local decision-making authority;

•	utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	operating from a highly visible and accessible banking office in close proximity to concentrations of targeted commercial businesses and professionals; and

•	utilizing an effective business development calling program.

Market Opportunities

Primary Service Area.  Solera National Bank’s primary service area is the six-county Denver metropolitan area.  The Bank’s main office is located at 319 South Sheridan Boulevard in Lakewood, Colorado.  According to information prepared by the Environmental Systems Research Institute, within a three mile radius of the Bank’s main office, there are approximately 5,200 businesses, 52,000 employees and 165,000 residents.  The Bank is targeting these small- to mid-sized businesses, as well as local residents.  This location offers the ability to target Hispanic and other minority populations.  For example, approximately 52% are Hispanic households within three miles of the Bank’s main office.  Solera National Bank draws most of its customer deposits and conducts most of its lending transactions from and within its primary service areas.

National Economy.  On a national level, most economic indicators showed much-anticipated signs of improvement by the end of 2010.  Preliminary data show the U.S. GDP increased at a real rate of 3.2% in the fourth quarter as exports increased and household spending rose at the fastest pace reported since early 2006.  Consumer confidence readings ended 2010 at higher levels than they reached in late 2009, although households are still watching for signs of increased job prospects and higher income.

The U.S. Department of Labor, Bureau of Labor Statistics reported on March 4th, 2011, that the unemployment rate fell by 0.1% to 8.9% in February, while nonfarm payroll employment increased by 192,000.  Job gains occurred in manufacturing, construction, professional and business services, health care, and transportation and warehousing.

Colorado Economy.  Colorado’s population has grown 15.84% since 2000.  From 2009 to 2014, Colorado’s population is projected to grow 10.11% compared to the projected national population growth of 4.64% through 2014. Colorado has been a high growth state since the 1950’s with a population growth rate outpacing the national trend.  Median household income should continue to grow faster than the rest of the nation as well.

The Colorado economy continues to outperform the rest of the country.  However, Colorado may lag the rest of the country in transitioning to an economic recovery because of the state’s dependence on the natural gas industry; gas prices are not likely to return to 2007 levels until the national economy regains more solid footing. This means that bank performance in Colorado could take longer to turnaround than other areas.

According to statistics released by the Colorado Department of Labor and Employment on March 10, 2011, employers in Colorado added 2,200 non-farm payroll jobs from December to January for a total of 2,223,400 jobs.  Private sector payroll jobs increased by 5,000 and government decreased by 2,800.  The Colorado unemployment rate increased from 8.9% to 9.1% and the national unemployment rate dropped from 9.4% to 9.0% over the same period.  At 9.1%, the January 2011 unemployment rate is up two-tenths of one percentage point from 8.9% in January 2010. The number of Coloradans participating in the labor force has declined 29,500 to 2,670,700, total employment has declined 30,900 to 2,427,400, and the number of unemployed has increased 3,300 to 243,300.  The national unemployment rate declined from 9.7% to 9.0% from January 2010 to 2011.

Colorado could potentially see additional bank failures and consolidation in the near future.  Two significant failures have already been announced — United Western Bank and FirstTier Bank.  These larger failures may have a negative impact on real estate values, particularly raw land and this could further stress other capital stressed banks.  Many customers will be displaced or concerned about their bank and will continue to establish primary and secondary/backup banking relationships.  The Dodd-Frank implementation will mean increased regulatory burden to all community banks increasing costs and decreasing profitability, and the image and reputation of banks will continue to suffer due to additional bank failures.

Denver Metropolitan Area Economy.  The region’s labor market has a long recovery ahead, but year-over-year gains suggest the rebuilding has begun, according to data compiled by the Metro Denver Economic Development Corporation (Metro Denver EDC Monthly Economic Summary — February 2011).  Metro Denver employers added a net total of 400 jobs between November and December.  The small gain reflected seasonal data fluctuations, as layoffs in natural resources and construction that typically occur at this time of year offset seasonal hiring in wholesale and retail trade. The region began 2010 with an employment base dramatically smaller than it had been in previous years and incurred slight job gains during the year.

Metro Denver’s unemployment rate remained unchanged at 8.5% in November and December.  The region’s unemployment rate for all of 2010 averaged 8.1%, or a rate three-tenths of a percentage point higher than the 2009 average and more than a full percentage point above the highest rate reported during the 2001 recession (7.0%).  The average weekly number of new claims for unemployment insurance filed in Metro Denver declined between November and December.  The weekly average calculated for the entire year (2,095) was roughly twice the average reported before the recession began but was almost 18% lower than the average from 2009.

Residential Real Estate.  Data from Metrolist show Metro Denver existing home sales rose between November and December.  December sales exceeded last year’s sales total (+2.2%), although the gain was dwarfed by the broad pullback in sales that occurred earlier in the fall.  Metro Denver existing home sales through all of 2010 fell 7.7% below the 2009 sales total as annual sales of detached homes fell 7.1% and sales of condominiums fell 10.2%.  The number of new foreclosures filed in Metro Denver increased between November and December, but the total number of filings for the year was still almost 12% below the total reported in 2009.  The 2010 data suggest the pace of foreclosures has clearly slowed, but the total filed in Metro Denver during the year (23,393) was still 24% higher than the total reported in 2006, when the foreclosure crisis started gaining momentum.

Commercial Real Estate.  CB Richard Ellis’ fourth quarter MarketView report for Denver’s office market reflects several positive trends that emerged in 2010.  Office market vacancy rates rose during the year, but rates did not reach the heights they did during the 2001 downturn. Toward the end of 2010, investors returned to the market to take advantage of affordable financing and a good selection of properties. Not all market fundamentals improved, though: lease rates have not recovered to a level that would support new development, and the CB Richard Ellis report suggests measurable rental rate growth could be a year or more away.

CB Richard Ellis’ fourth quarter MarketView report suggests Denver’s industrial market showed signs of improvement in 2010. Bulk warehouse leasing activity helped support the market throughout the year, as did activity by third-party logistics companies.  Further, the industrial market has generally been less impacted by defaults and distressed assets than other property types. The market is still somewhat fragile, and landlords’ focus on retaining tenants has kept lease rates low.  Because construction in Metro Denver’s market has been so limited, though, the market is poised to rebound with a good balance of supply and demand.

CB Richard Ellis’ fourth quarter MarketView report suggests Denver’s retail market faces a slower recovery than the region’s other property types. Average retail lease rates appear to have stabilized, but the report suggests rates may plateau for a while until stores grow more optimistic about expansion and vacancy falls more noticeably.  For now, financing for retail projects remains tight, and the retailers that are optimistic seem more likely to expand their current space than they are to develop new buildings.  Ultimately, sustained recoveries in consumer confidence and housing markets are indispensible for the recovery in retail real estate.

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

According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2010, most of the deposits held in traditional banking institutions in the Bank’s primary banking market are attributable to super-regional banks (serving several states) and branch offices of out-of-state banks.  The Company believes that banks headquartered outside of its primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers.  Through its local ownership and management, the Company believes Solera National Bank is positioned to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs.  The Company believes that the Bank competes effectively with larger and more established banks through an active business development program and by offering local access, competitive products and services, and more responsive customer service.

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

•                  Quality employees. The Bank has hired, and will continue to hire, highly trained and seasoned staff. Ongoing training provides the staff with extensive knowledge of the Bank’s products and services enabling its employees to answer questions and resolve customer issues quickly.  The Bank has hired bilingual staff to serve diverse banking customers, including the Hispanic community.

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

•                  Individual customer focus.  The Bank is able to respond to credit requests quickly and be more flexible in approving loans based on collateral quality and personal knowledge of the customer.  Clients enjoy the convenience of on-site visits by the Bank’s business relationship managers and business consultation services.

•                  Financial education and information resource center. Solera National Bank serves as a financial and information center for the community, sponsoring professionals to conduct seminars and workshops on a variety of subjects of interest.

•                  Officer, Director and Community Advisory Council call program.  The Company has implemented an active call program to promote its philosophy.  The purpose of this call program is to visit prospective customers and to describe the Bank’s products, services and philosophy and attending various business and community functions.  All of the Bank’s officers, Directors and Community Advisory Council members have extensive contacts in the Denver metropolitan market area alliance of local professionals.

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

•                  Offer fee-generating products and services.  The Bank’s range of services, pricing strategies, interest rates paid and charged, and hours of operation are structured to attract its target customers and increase its market share.  Solera National Bank strives to offer the small business person, professional, entrepreneur, and consumer, competitively priced products and services while utilizing technology and strategic outsourcing to increase fee revenue.

•                  Small business lending.  The Bank provides services and capabilities for small- to medium-sized businesses utilizing long term financing for business acquisition, debt refinancing, working capital, real estate and equipment.  The Bank has hired loan officers with extensive knowledge of small-business lending to provide adequate funding for the needs of these potential customers.

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

The Bank’s loan approval policy provides for two levels of lending authority.  When the amount of total loans to a single borrower exceeds the Bank’s President’s or Chief Credit Officer’s lending authority, the Board of Director’s Credit Committee determines whether to approve the loan request.  The Bank will not make any loans to any of its Directors or executive officers unless the Board of Directors, excluding the interested party, first approves the loan, and the terms of the loan are no more favorable than would be available to any comparable borrower.

Lending Limits.  The Bank’s lending activities are subject to a variety of lending limits.  Differing limits apply based on the type of loan or the nature of the borrower, including the borrower’s relationship to the Bank.  In general, however, the Bank may loan to any one borrower a maximum amount equal to 15% of the Bank’s capital and surplus, or 25% if the amount that exceeds 15% is fully secured by financial instruments..  These lending limits will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

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

Real Estate Loans.  Solera National Bank makes commercial real estate loans, construction and development loans and residential real estate loans.  The following is a description of each of the major categories of real estate loans that the Bank makes and the risks associated with each class of loan.

•                  Commercial real estate loans.  Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 60 months.  Solera National Bank generally charges an origination fee for its services.  The Bank generally requires personal guarantees from the principal owners of the property supported by a review by Bank management of the principal owners’ personal financial statements.  Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrowers’ management.  The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•                  Construction and development loans.  Solera National Bank generally makes owner-occupied construction loans with a pre-approved take-out loan and considers non-owner occupied construction loans on a case-by-case basis.  Construction and development loans are generally made with a term of twelve to eighteen months and interest is paid monthly.  The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards.  Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•                  Residential real estate loans.  The Bank makes residential real estate loans consisting of residential second mortgage loans, home equity loans and lines of credit, and home improvement loans and lending for one-to-four family.  The amortization of second mortgages generally does not exceed 15 years and the rates are generally not fixed for over 60 months.  All loans are made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance.  The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial and Industrial Loans.  Solera National Bank targets small- to medium-sized commercial and industrial businesses.  The terms of these loans vary by purpose and by type of underlying collateral, if any.  The commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from cash flow.  The Bank typically makes equipment loans for a term of seven years or less at fixed or variable rates, with the loan fully amortized over the term.  Loans to support working capital typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is amortized during the term of the loan with remaining principal due at maturity.  The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.  The Bank also offers a number of Small Business Administration (“SBA”) guaranteed loan programs to assist small businesses.  The 504 program provides small businesses needing “brick and mortar” financing with long-term, fixed-rate financing to acquire major fixed assets for expansion or modernization.  The 7(a) program helps start-up and existing small businesses obtain financing when they might not be eligible for business loans through normal lending channels.

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

Composition of portfolio - The following table sets forth the composition of the Bank’s loan portfolio.

	December 31,
($ in thousands)	2010	2009
Real estate — commercial	$38,504	$26,063
Commercial and industrial	8,732	8,324
Real estate — residential	7,868	8,059
Construction and land development	1,894	7,067
Lease financing	1,359	—
Consumer	540	991
GROSS LOANS	58,897	50,504
Net deferred (fees) / expenses	(75)	(114)
Allowance for loan losses	(1,175)	(830)
LOANS, NET	$57,647	$49,560

Average loan size of portfolio - The following table sets forth the number of loans, and the average size of each loan, within each class of the loan portfolio.

	December 31, 2010		December 31, 2009
($ in thousands)	# of Loans	Average Loan Size	# of Loans	Average Loan Size
Real estate — commercial	67	$575	39	$668
Commercial and industrial	46	190	42	198
Real estate — residential	32	246	24	336
Construction and land development	4	473	8	883
Lease financing	1	1,359	—	—
Consumer	28	19	33	30
GROSS LOANS	178	$331	146	$346

Repricing of portfolio - The following table summarizes the maturities for fixed rate loans and the repricing intervals for adjustable rate loans.  A portion of the adjustable rate loans have floors which will keep those loans from repricing until interest rates move above those floors.

	December 31, 2010			December 31, 2009
	Principal Balance			Principal Balance
($ in thousands) Interval	Fixed Rate	Adjustable Rate(1)	Total	Fixed Rate	Adjustable Rate(2)	Total
< 3 months	$1,064	$16,408	$17,472	$1,340	$15,246	$16,586
> 3 to 12 months	5,644	—	5,644	979	—	979
> 1 to 3 years	2,132	694	2,826	2,957	—	2,957
> 3 to 5 years	10,817	16,927	27,744	10,319	8,724	19,043
> over 5 years	4,831	380	5,211	10,939	—	10,939
Gross Loans Receivable	$24,488	$34,409	$58,897	$26,534	$23,970	$50,504

(1) Of the $34.4 million adjustable rate loans, $29.2 million mature after December 31, 2011.

(2) Of the $24.0 million adjustable rate loans, $10.8 million mature after December 31, 2010.

Contractual maturity of portfolio - The following tables set forth information at December 31, 2010 and 2009, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The table does not give effect to potential prepayments. Loans that have no stated schedule of repayments or maturity are reported as due in one year or less.

	December 31, 2010
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$4,098	$10,676	$23,730	$—	$38,504
Commercial and industrial	3,843	3,124	1,765	—	8,732
Real estate — residential	—	343	—	7,525	7,868
Construction and land development	1,894	—	—	—	1,894
Lease financing	—	1,359	—	—	1,359
Consumer	365	29	—	146	540
Gross Loans Receivable	$10,200	$15,531	$25,495	$7,671	$58,897

	December 31, 2009
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$3,482	$10,559	$12,022	$—	$26,063
Commercial and industrial	5,129	2,348	845	2	8,324
Real estate — residential	—	348	—	7,711	8,059
Construction and land development	6,861	206	—	—	7,067
Consumer	14	728	—	249	991
Gross Loans Receivable	$15,486	$14,189	$12,867	$7,962	$50,504

Asset Quality

General — Management, along with the Bank’s Directors’ credit committee, consisting of the Bank’s President & Chief Executive Officer, the Bank’s Chief Credit Officer, and three independent board members, approve loans above established levels, monitor the credit quality of the Bank’s assets, review classified and other identified loans and review management’s recommendation for the proper level of allowances to allocate against the Bank’s loan portfolio, in each case subject to guidelines approved by the Bank’s Board of Directors.

Loan delinquencies — If a borrower fails to make a required payment on a loan, the Bank will attempt to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifth day after a payment is due, at which time a late payment fee is assessed.  In most cases, delinquencies are cured promptly.  While the Bank generally prefers to work with borrowers to resolve such problems, if a payment becomes 60 - 90 days delinquent, the Bank may institute foreclosure or other remedies, as necessary, to minimize any potential loss.

Non-performing assets — At December 31, 2010 and 2009, respectively, the Bank had $4.0 million and $3,000 in non-performing assets. Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.  Non-performing loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing interest and loans that have been restructured resulting in a reduction or deferral of interest or principal. A loan is impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings (“TDRs”) are defined as loans which the Bank has agreed to modify by accepting repayment terms substantially below current market terms such as, but not limited to, the rate of interest charged, amortization of principal longer than normal for the type of collateral or acceptance of a different type or lower amount of collateral than typically accepted.  Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When any such loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from interest income.  There were $1.8 million of nonaccrual loans at December 31, 2010 and no nonaccrual loans at December 31, 2009.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	December 31, 2010	December 31, 2009
Nonaccrual loans and leases	$1,783	$—
Other impaired loans	337	3
Total nonperforming loans	$2,120	$3
Other real estate owned	1,838	—
Total nonperforming assets	3,958	3

Nonperforming loans	$2,120	$3
Allocated allowance for loan losses to nonperforming loans	(87)	—
Net investment in nonperforming loans	$2,033	3

Accruing loans past due 90 days or more	$44	$3
Loans past due 30-89 days	$187	$1,298

Loans charged-off, year-to-date	$765	$—
Recoveries, year-to-date	—	—
Net charge-offs, year-to-date	$765	$—
Allowance for loan losses	$1,175	$830

Allowance for loan losses to loans, net of deferred fees/expenses	2.00%	1.64%
Allowance for loan losses to nonaccrual loans	65.90%	NA
Allowance for loan losses to nonperforming loans	55.42%	276.67%
Nonaccrual loans to loans, net of deferred fees/expenses	3.03%	NA
Loans 30-89 days past due to loans, net of deferred fees/expenses	0.31%	2.56%
Nonperforming assets to total assets	2.82%	0.00%

Classified assets - Federal regulations require that each insured financial institution classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have declined to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured.  Loans classified as “loss” are those loans that are in the process of being charged-off.  At December 31, 2010, Solera National Bank had $5.2 million classified as substandard, one loan for $161,000 classified as doubtful and no loans classified as loss.  At December 31, 2009, the Bank had $3.8 million classified as substandard and no loans classified as either doubtful or loss.

Allowance for loan losses - The Bank maintains an allowance for estimated loan losses based on a number of quantitative and qualitative factors.  Factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss, changes in the size, composition and concentrations of the loan portfolio, general economic conditions, and changes in the legal and regulatory environment, among others.  In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels until the Bank has sufficient historical data to see trends in our own loss history.  Provisions for loan losses may be provided both on a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula that incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the aforementioned factors.

The following table sets forth the allowance for loan losses activity for 2010 and 2009:

($ in thousands)	2010	2009
Balance at beginning of year	$830	$268
Provision charged to expense	1,110	562
Loans charged-off:
Real estate — commercial	(556)	—
Commercial and industrial	—	—
Real estate — residential	—	—
Construction and land development	(209)	—
Lease financing	—	—
Consumer	—	—
Total loans charged-off	(765)	—
Recoveries on loans previously charged-off	—	—
Balance at end of year	$1,175	$830

Net charge-offs to average gross loans	1.31%	—%

As a result of management’s evaluation of all the aforementioned factors, the allowance for loan losses increased 36 basis points from 1.64% of gross loans at December 31, 2009 to 2.00% of gross loans at December 31, 2010.

The following tables allocate the allowance for loan losses based on management’s judgment of inherent losses by loan category.  It is based on management’s assessment as of a given point in time of the risk characteristics for each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component parts change.  Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance for loan losses has been precisely determined from such allocation.  For the years ended December 31, 2008 and 2007, a significant portion of the general valuation allowance was not allocated to each of the five categories specified in the tables below, but represented loans in all categories.  It is represented by the term “Unallocated”, and includes amounts representing risks associated with the decline in current economic conditions as well as factors associated with being a de novo bank.  There was no unallocated component in 2009 and 2010 as the current economic conditions were evaluated by loan category and allocated as such.  This resulted in a shift in the percentage of the allowance allocated to certain categories and is indicative of the relative weakness, both locally and nationally, of construction and development projects and general weaknesses in the business sector.

	December 31, 2010
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category

Real estate — commercial	$470	65.4%	40.0%	1.22%
Construction and land development	240	3.2	20.4	12.67
Real estate — residential	90	13.4	7.7	1.14
Commercial and industrial	353	14.8	30.0	4.04
Consumer	8	0.9	0.7	1.48
Lease financing	14	2.3	1.2	1.03
Total Allowance for Loan Losses	$1,175	100.0%	100%	2.00%

	December 31, 2009
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category

Real estate — commercial	$363	51.6%	43.7%	1.39%
Construction and land development	197	14.0	23.8	2.79
Real estate — residential	6	15.9	0.7	0.07
Commercial and industrial	259	16.5	31.2	3.11
Consumer	5	2.0	0.6	0.50
Total Allowance for Loan Losses	$830	100.0%	100.0%	1.64%

	December 31, 2008
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category

Real estate — commercial	$68	34.9%	25.4%	0.91%
Construction and land development	34	18.0	12.7	0.88
Real estate — residential	23	23.5	8.6	0.46
Commercial and industrial	31	19.1	11.5	0.76
Consumer	8	4.5	3.0	0.83
Unallocated	104	—	38.8	—
Total Allowance for Loan Losses	$268	100.0%	100.0%	1.25%

	December 31, 2007
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category

Real estate — commercial	$28	78.8%	60.0%	0.95%
Construction and land development	4	10.5	8.0	0.95
Real estate — residential	2	5.0	3.5	0.87
Commercial and industrial	1	5.0	3.0	0.75
Consumer	—	0.7	0.5	0.81
Unallocated	12	—	25.0	—
Total Allowance for Loan Losses	$47	100.0%	100.0%	1.24%

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

The Bank’s external asset review system and loss allowance methodology are designed to provide for timely identification of problem assets and recognition of losses.  The current monitoring process includes segmenting the loan portfolio into pools of loans that share similar credit characteristics.  The loan portfolio is further segmented into risk grades for criticized loans.  These specific pools of loans are analyzed for purposes of calculating the contingent losses inherent within the portfolio.

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

At the date of purchase, the Bank classifies debt and equity securities into one of two categories: held-to-maturity, or available-for-sale.  Investment securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and recorded at amortized cost.  Since its inception, the Bank has not had any held-to-maturity investments.  Investments to be held for an indefinite amount of time, but not necessarily to maturity, may be classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income (loss), net of applicable income taxes.  Since the initial classification of its investment securities, the Bank has not transferred any investment securities between categories.

Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  Since inception, the Bank has not had any other than temporarily impaired investment securities.  Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at December 31, 2010 and 2009.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Additionally, accelerated principal payments are often received on mortgage-backed securities (“MBS”) making it common for them to mature prior to their contractual maturity date.

	At December 31, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$868	3.52%	$4,984	2.48%
Corporate	—	—	3,620	4.12	7,853	4.67	—	—
State and municipal	—	—	819	1.87	21,498	4.48	508	5.23
Residential agency MBS	—	—	—	—	453	4.61	35,710	3.44
Total	$—	—%	$4,439	3.71%	$30,672	4.50%	$41,202	3.35%

	At December 31, 2009
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$2,954	3.81%	$2,215	5.43%
Corporate	1,560	5.99	4,845	5.35	3,718	5.09	—	—
State and municipal	—	—	978	5.66	12,563	5.23	8,660	5.59
Residential agency MBS	—	—	—	—	500	3.05	35,448	4.52
Total	$1,560	5.99%	$5,823	5.49%	$19,735	4.97%	$46,323	4.77%

The table below sets forth the amounts and distribution of the investment securities at December 31, 2010 and 2009.

	2010		2009
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale
Due within one year	$—	$—	$1,538	$1,560
Due after one year through five years	4,329	4,439	5,602	5,823
Due after five years through ten years	30,862	30,672	19,566	19,735
Due after ten years	40,921	41,202	45,779	46,323
Total securities available-for-sale	$76,112	$76,313	$72,485	$73,441

At December 31, 2010 and 2009, respectively, we held $1.2 million and $1.1 million of other equity securities consisting of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stocks with no maturity date, which are not reflected in the above tables.

Deposit Services

The Bank offers a variety of deposit products and services at competitive interest rates. The Bank utilizes traditional marketing methods to attract new clients and deposits, including various forms of advertising and significant involvement in the local communities. The majority of depositors are residents of, and businesses and their employees located in, the Bank’s primary service areas and the state of Colorado. The Bank attracts these deposits through personal solicitation by its officers and Directors, direct mail solicitations and advertisements published in the local media. The Bank does not operate a money desk or otherwise solicit brokered deposits.

The following table sets forth the composition of the Bank’s deposits by type at December 31, 2010 and 2009:

	December 31, 2010		December 31, 2009
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,891	2%	$2,624	2%
Interest-bearing demand	11,605	10	6,830	7
Money market accounts	10,902	10	3,555	3
Savings accounts	46,230	42	51,763	50
Time deposits, less than $100,000	9,462	8	16,624	16
Time deposits, $100,000 or more	30,865	28	23,005	22
Total	$110,955	100%	$104,401	100%

The following table presents average deposits by type and the related average interest rate paid by deposit type for the years ended December 31, 2010 and 2009:

	2010		2009
($ in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$1,939	—%	$3,429	—%
Interest-bearing demand	9,556	1.51	5,308	2.15
Money market accounts	6,586	1.51	4,086	2.02
Savings accounts	49,827	1.57	19,417	2.45
Time deposits	42,162	2.09	40,342	2.80
Total	$110,070	1.73%	$72,582	2.48%

Scheduled maturities of time deposits at December 31, 2010 are as follows:

($ in thousands)	Time Deposits greater than $100,000	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$8,134	$3,039	$11,173
Due in over three months through six months	3,391	1,260	4,651
Due in over six months through twelve months	5,623	1,878	7,501
Due in over twelve months	13,717	3,285	17,002
Total	$30,865	$9,462	$40,327

Included in time deposits greater than $100,000 at December 31, 2010 are approximately $26.3 million of time deposits greater than $100,000 but less than or equal to $250,000.  These time deposits are fully insured by the FDIC.

The following table sets forth the amount and maturities of the time deposits at December 31, 2009.

($ in thousands)	Time Deposits greater than $100,000	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$4,747	$3,536	$8,283
Due in over three months through six months	4,947	2,330	7,277
Due in over six months through twelve months	8,868	4,970	13,838
Due in over twelve months	4,443	5,788	10,231
Total	$23,005	$16,624	$39,629

Included in time deposits greater than $100,000 at December 31, 2009 are approximately $20.0 million of time deposits greater than $100,000 but less than or equal to $250,000.

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

Regulatory Reform.  On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which comprehensively reforms the regulation of financial institutions, products and services. Many of the provisions of the Dodd-Frank Act noted in this section are also discussed in other sections below. Furthermore, many of the provisions of the Dodd-Frank Act require study or rulemaking by other agencies, a process which will take months and years to fully implement.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital. Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Company. The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and provides unlimited deposit insurance coverage for transaction accounts through December 31, 2012, which is mandatory for all insured depository institutions. Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated as of April 1, 2011, based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund will be raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowers the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Under the Dodd-Frank Act, the Federal Reserve Board may directly examine the subsidiaries of the Company, including the Bank. Further, the Dodd-Frank Act establishes the Office of Financial Research which has the power to require reports from financial services companies such as the Company. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the OCC. Further, the Dodd-Frank Act establishes a new standard for preemption of state consumer financial laws, which will affect national banking associations such as the Bank. Pursuant to the Dodd-Frank Act, federal banking agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Solera National Bancorp, Inc.

General.  As a result of holding all of the capital stock of Solera National Bank, the Company is a bank holding company registered with, and subject to regulation by, the Federal Reserve under the Bank Holding Company Act of 1956, as amended.  The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.  As a result of the Patriot Act, which is discussed below, the Federal Reserve is also required to consider the record of a bank holding company and its subsidiary bank(s) in combating money laundering activities in its evaluation of bank holding company merger or acquisition transactions.

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

Deposit Insurance Assessments.  Banks must pay assessments to the FDIC for federal deposit insurance protection.  The FDIC has adopted a risk-based assessment system as required by the Federal Deposit Insurance

Corporation Improvement Act, or FDICIA.  Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Pursuant to the Dodd-Frank Act, the FDIC has amended the deposit insurance assessment by changing the calculation of deposit assessments. Under the new calculation, deposit premiums will be based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank will compute the base amount on its average consolidated assets less its average tangible equity (which the FDIC proposes to be defined as the amount of Tier 1 capital) and its applicable assessment rate. The new assessment formula will become effective on April 1, 2011, and will be used to calculate the June 30, 2011 assessment. Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC.  We expect that the new rates and assessment base will reduce our current FDIC insurance assessments.  However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. The amount of the Bank’s prepaid deposit premium was $471,000 as of December 31, 2010. Each institution, including the Bank, recorded the entire amount of its prepayment as an asset (a prepaid expense). The prepaid assessments bear a 0% risk weight for risk-based capital purposes. Starting with the quarter ending December 31, 2009, and each quarter thereafter, the Bank has recorded and will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the remaining two years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Bank. The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above. In June 2009, the FDIC also implemented a five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital. The Company incurred approximately $41,000 during 2009 for this special assessment.  The FDIC may take further actions in the future that result in higher assessment rates that could have a material adverse effect on earnings.  In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and this level of insurance was made permanent under the Dodd-Frank Act. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.

The FDIC has the power to adjust deposit insurance assessment rates at any time. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank’s deposit insurance assessments may increase or decrease depending on the risk assessment classification to which the Bank is assigned by the FDIC.  We cannot predict whether the FDIC will increase deposit insurance assessment levels in the future. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

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

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its assessment area, including low- and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Because the Bank’s aggregate assets are currently less than $250 million, under the Gramm-Leach-Bliley Act, it is subject to a Community Reinvestment Act examination only once every 48 months.  We received a satisfactory rating on our first examination, which is the only examination we have been subject to to-date.  Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

•                  the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•                  the rules and regulations of the various federal and state agencies charged with the responsibility of implementing these federal and state laws.

The loan and deposit operations of Solera National Bank are subject to:

•                  the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•                  the Electronic Funds Transfer Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•                  other rules and regulations of the various federal and state agencies charged with the responsibility of implementing these federal and state laws.

Dividends.  Solera National Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by its Board of Directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus.  In addition, Solera National Bank is unable to pay dividends unless and until it has positive retained earnings and the Amended Consent Order, signed on December 16, 2010, has been lifted.

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

Bank holding companies with assets under $500 million are exempt from the capital adequacy guidelines if they meet certain qualitative requirements.  However, a bank holding company does not qualify for the exemption if it, or its nonbanking subsidiary, as applicable, (i) is engaged in significant nonbanking activities, (ii) conducts significant off-balance-sheet activities, or (iii) has a material amount of registered debt or equity securities (other than trust preferred securities).  Certain transition rules apply to trust preferred securities, but these transition rules do not apply to Solera National Bancorp because the Company did not issue trust preferred securities before

September 28, 2005.  To continue to qualify for the exemption from the capital adequacy guidelines, small bank holding companies (i) must be well-capitalized, (ii) are subject to debt retirement requirements, and (iii) are subject to certain debt-to-equity ratios, generally including a restriction on paying dividends if the bank holding company’s debt to equity ratio is not one-to-one or less.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business.

Concentrated Commercial Real Estate Lending Regulations.  The OCC, along with the Federal Reserve and the FDIC, has promulgated guidance governing financial institutions with concentrations in commercial real estate lending.  The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, land development, and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily and non-farm non-residential properties and loans for construction, land development, and other land represent 300% or more of total capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months.  At December 31, 2010, Solera National Bank’s ratios were 14% and 97%, respectively, well below the regulatory guideline for highly concentrated.  If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

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

Privacy.  Financial institutions are required to disclose their policies for collecting and protecting confidential information.  Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions’ own products and services.  Additionally, financial institutions generally may not disclose consumer account numbers and other customer information to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to consumers.

Bank Secrecy Act.  Congress enacted the Bank Secrecy Act (“BSA”) as a tool for the U.S. government to use to fight drug trafficking, money laundering, terrorist financing, tax evasion and other crimes. Congress enacted the BSA to prevent banks and other financial services providers from being used as intermediaries for, or to hide the transfer or deposit of money derived from, criminal activity or used for the purpose of financing criminal activity. On March 1, 2011, the Financial Crimes Enforcement Network, or FinCEN, made a technical adjustment to transfer its regulations implementing BSA from 31 CFR Part 103 to 31 CFR Chapter X as part of an ongoing effort to increase the efficiency and effectiveness of its regulatory oversight. Title 31 establishes, among other things: (a) anti-money laundering program requirements, (b) reporting requirements including reports of transactions in currency, filing obligations, required identification, aggregations, structured reports and suspicious activity reports (“SAR”), (c) records required to be maintained and retained by the bank, (d) special information sharing procedures to deter money laundering and terrorist activity, (e) special standards of diligence, prohibitions, and special measures for correspondent accounts, foreign financial institutions and private banking accounts. The FinCEN’s SARs confidentiality final rule released on November 23, 2010, promotes the protection of SAR information while seeking to ensure that the appropriate parties, but only those parties, have access to SARs.  The regulation clarifies the scope of the statutory prohibition against the disclosure by a financial institution of a SAR or any information that would reveal the existence of a SAR.   Solera National Bank has a Bank Secrecy Act compliance policy and program.

Anti-terrorism Legislation.  In the wake of the tragic events of September 11th, on October 26, 2001, the President signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.  Also known as the “USA Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.  The USA Patriot Act significantly amended and expanded the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, suspicious activity reporting rules and enhanced anti-money laundering programs.

Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

•                  to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction; and

•                  to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions.

Under the USA Patriot Act, financial institutions must also establish anti-money laundering programs. The USA Patriot Act sets forth minimum standards for these programs, including: (i) the development of internal policies, procedures and controls; (ii) the designation of a compliance officer; (iii) an ongoing employee training program; and (iv) an independent audit function to test the programs.

In addition, the USA Patriot Act requires the bank regulatory agencies to consider the record of a bank in combating money laundering activities in their evaluation of bank merger or acquisition transactions.  Regulations proposed by the U.S. Department of the Treasury to effectuate certain provisions of the USA Patriot Act provide that all transaction or other correspondent accounts held by a U.S. financial institution on behalf of any foreign bank must be closed within 90 days after the final regulations are issued, unless the foreign bank has provided the U.S. financial institution with a means of verification that the institution is not a “shell bank.”  Proposed regulations interpreting other provisions of the USA Patriot Act are continuing to be issued.

Under the authority of the USA Patriot Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing among financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities.  Under these rules, a financial institution is required to:

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

Under the information sharing between the government agencies and financial institution rule, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering.

The Secretary of the Treasury also adopted a rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks.  Under the rule, financial institutions:  (i) are prohibited from providing correspondent accounts to foreign shell banks; (ii) are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account; (iii) must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process; and (iv) must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

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

The Company has incurred additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, particularly those regulations relating to the establishment of internal controls over financial reporting.

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

All of the above laws and regulations add to the cost of operating the Company and the Bank.  The Company also notes that there has been an expansion in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company and the Bank. These institutions, because they are not so highly regulated, may have a competitive advantage over the Company and the Bank and may continue to draw funds away from traditional banking institutions.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, is highly dependent upon the business environment primarily in the Front Range of Colorado, which includes the Denver metropolitan area.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate valuations, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

The United States entered into a recession in December 2007.  In 2008 and 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  While the economy officially emerged from the recession in June 2009, the recovery has been tepid.  Economic weakness has continued into 2010 and 2011 with unemployment remaining stubbornly high.  The official U.S. unemployment rate is 8.9%, as of February 2011, according to figures released by the U.S. Department of Labor Bureau of Labor Statistics on March 4, 2011.

As a result of the challenging economic environment and declining collateral values, many lending institutions, including us, have experienced stress in their loan portfolio.  Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult.  Further, the bank regulatory agencies have been and are expected to continue to remain aggressive in responding to concerns and trends identified in examinations, including the issuance of formal or informal enforcement actions or orders.

Each of these developments may negatively impact our operations by restricting our business operations, including our ability to originate loans, and adversely impact our financial performance or our stock price.  In addition, further negative market developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for credit losses.  There can be no assurance that these conditions will improve in the near term.  Such conditions could materially and adversely affect the credit quality of the Company’s loans, and therefore, the Company’s results of operations and financial condition.

Continuation of the weakened economic environment could reduce our customer base and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, and housing starts in our market.  The weakened economic environment has negatively affected the market in which we operate.  If the communities in which we operate do not grow or if prevailing economic conditions remain unfavorable, our business may be adversely impacted.  Borrowers will be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that secures our loans has been adversely affected by the economic conditions and could continue to be negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Continued economic weakness could, therefore, result in losses that materially and adversely affect our business.

Management of Solera National Bank may be unable to adequately measure and limit credit risk associated with the Bank’s loan portfolio, which would affect our profitability.

As a material part of the Bank’s business plan, it makes commercial and industrial, consumer, construction, and commercial and residential real estate loans.  The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions.

Additional factors related to the credit quality of commercial and industrial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting its market for products and services and to effectively respond to those changes.  Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.  Additional factors related to the credit quality of construction loans include fluctuations in the value of real estate and new job creation trends.

The majority of the Bank’s loans are made to small- and medium-sized businesses, and professionals that are less able to withstand competitive, economic and financial pressures than larger borrowers.  If the Bank is unable to effectively measure and limit the risk of default associated with its loan portfolio, our profitability will be adversely impacted.

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

We maintain an allowance for loan losses, which is a reserve established through a provision for probable loan losses charged to expense.  This allowance represents management’s best estimate of probable losses that may exist within the existing portfolio of loans.  The determination of the appropriate level of the allowance for probable loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the credit of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan losses.  In addition, bank regulatory agencies periodically review our allowance for loan losses and may require an increase in the provision for probable loan losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and have a material adverse effect on our financial condition and results of operations.

Interest rate volatility could significantly harm our business.

Our results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities.  A significant component of our earnings is our net interest income.  Net interest income is the difference between income from interest-earning assets, such as loans and investments, and the expense of interest-bearing liabilities, such as deposits and borrowed funds.  In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies and utilize interest rate risk measurement tools to minimize the potential adverse effects of changes in interest rates on net interest income.  However, there can be no assurance that a change in interest rates will not negatively impact our results from operations or financial position.  Since market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income.  An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could lead to increased loan defaults, foreclosures and write-offs, and necessitate further increases to our allowance for loan losses.

Funding to provide liquidity may not be available to us on favorable terms or at all.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Solera National Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the Board of Directors.  Management regularly monitors the overall liquidity position of the Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management monitors guidelines to diversify the Bank’s funding sources to avoid concentrations in excess of board approved policies in any one market source.  Funding sources include federal funds purchased, securities sold under repurchase agreements, and non-core deposits.  The Bank is also a member of the Federal Home Loan Bank System, which provides funding through collateral advances to members.

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

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, or replenish capital as a result of losses, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, your interest could be diluted.

The liquidity of our common stock is affected by its limited trading market.

Our shares do not, at this time, qualify for listing on any national securities exchange, and we cannot assure that our shares will ever be listed on a national securities exchange.  However, our shares are traded on the OTC Bulletin Board and at least one company makes a market in our common stock.  Because our shares are not listed on a national securities exchange, we cannot assure you that a broadly followed, established trading market for our common stock will ever develop or be maintained.  Furthermore, we cannot assure you that at least one company will make a market in our shares for as long as we will be quoted on the OTC Bulletin Board.   Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  In addition, active trading markets tend to reduce the bid-ask spreads for sales transactions.  On the other hand, the absence of an active trading market reduces the liquidity, and is likely to have an adverse effect on the market value of our shares.  In addition, if we cease to be quoted on the OTC Bulletin Board, stockholders will find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common may decline.

Departures of key personnel or directors may impair the Bank’s operations.

The Company’s success depends, in large part, on its ability to attract and retain key personnel. Competition for qualified personnel can be intense and the Company may not be able to hire or retain the key personnel that it depends upon for success.  The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on its business because of their skills, knowledge of the markets in which the Company operates, years of industry experience and the difficulty of finding qualified replacement personnel in a timely manner.

Solera National Bank faces intense competition from a variety of competitors.

Competition in the banking and financial services industry is strong. In our market, we compete for loans, deposits and other financial products and services with local independent banks, national and super-regional banks, savings institutions, and credit unions, among others.  Many of our competitors have competitive advantages, including greater financial resources and higher lending limits, a wider geographic presence, more accessible branch office locations, the ability to offer a wider array of services or more favorable pricing alternatives, as well as lower origination and operating costs.  Because we maintain a smaller staff and have fewer financial and other resources than larger institutions with which we compete, we may be limited in our ability to attract customers.

We believe that Solera National Bank has emerged as a successful competitor in the market area we operate in.  However, if we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively impacted.

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

Natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Natural disasters, acts of war or terrorism and other adverse external events could have a significant impact on our ability to conduct business.  Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, and result in loss of revenue and/or cause us to incur additional expenses.  Although management has established disaster recovery policies and procedures, the occurrence of any such event could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Bank holding companies and national banking associations operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal regulatory agencies, as well as other governmental agencies in the states in which they operate.  Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and BHCs, maintenance of adequate capital, the financial condition of the Company, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments.  The OCC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to BHCs.  These and other restrictions limit the manner in which we may conduct business and obtain financing.

On July 21, 2010, the Dodd-Frank Act, which comprehensively reforms the regulation of financial institutions, products and services, was signed into law.  Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry.  Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Bank’s deposit-generating activities, as well as place limitations on the revenues that those deposits may generate.  For example, the FRB has proposed rules governing debit card interchange fees that apply to institutions with greater than $10 billion in assets. Market forces may effectively require all banks to adopt debit card interchange fee structures which comply with these rules, which will significantly reduce the fee income earned from debit card transactions.

We are subject to a Regulatory Consent Order.

On December 16, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order the Bank consented and agreed to the issuance of an Amended Consent Order (“Order”), by the OCC, the Bank’s primary banking regulator.  The Order replaced and superseded the Consent Order entered into on March 18, 2010.  The Order was based on the findings of the OCC during an examination that began on September 6, 2010.  Since the completion of the examination, the Bank and its Board of Directors have taken steps to address the findings of the examination, have addressed many of the matters in the Order, and expect to complete all of the actions required to be taken by the deadline dates stated in the Order.  The Bank is committed to establishing stronger banking practices with respect to credit risk management and administration, and strategic planning.  However, there can be no assurance that the terms and conditions of the Order will be met or that the impact or effect of such terms and conditions will not have a material adverse effect with respect to our financial condition, results of operations and future prospects.

Our deposit insurance premiums could increase in the future, which could have an adverse impact to future earnings.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (DIF) at a certain level.  On February 7, 2011, the FDIC adopted final rules to implement changes required by the Dodd-Frank Act with respect to the FDIC assessment rules.  In particular, the definition of an institution’s deposit insurance assessment base is being changed from total deposits to total assets less tangible equity.  In addition, the FDIC is revising the deposit insurance assessment rates down.  The changes will become effective April 1, 2011. The new initial base assessment rates range from 5 to 35 basis points depending on risk category.  We expect that the new rates and assessment base will reduce our current FDIC insurance assessments.  However, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

The FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the Risk Category for the Bank or in the assessment rates could have an adverse effect on the Bank’s earnings.  The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

Due to the nature of our business, we may be subject to litigation from time to time, some of which may not be covered by insurance.

As a holding company and through our bank subsidiary, we operate in a highly regulated industry, and as a result, are subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities, including those to our shareholders.  From time to time, we may become subject to legal actions relating to our operations that could involve claims for substantial monetary damages.  Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage in any particular case.  As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operation.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.

Pursuant to U.S. generally accepted accounting principles, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining credit loss reserves and the fair value of certain assets and liabilities, among other items.  If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

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

In addition, there are “change in control” provisions in the employment agreements of our executive officers providing for lump-sum cash payments based on the officer’s base compensation.

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

As of March 1, 2011, our directors and executive officers owned 220,913 shares of our common stock, which represents 8.7% of the number of shares outstanding.  Additionally, we issued warrants to our initial organizers and stock options to our directors and executive officers.  If our executive officers and directors exercised all of their warrants, our directors and executive officers would own shares upon exercise representing as much as 15.3% of our then existing outstanding common stock. Moreover, although all of the stock options are not immediately exercisable by their terms, upon exercise of the stock options granted to our directors and executive officers, our directors and executive officers would own shares upon exercise representing as much as 19.6% of our then existing outstanding common stock based on number of shares outstanding.

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

Item 3.  Legal Proceedings

On December 16, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, Solera National Bank consented and agreed to the issuance of an Amended Consent Order (the “Order”) by the Office of the Comptroller of Currency.  The Order replaces and supersedes the Consent Order entered into on March 18, 2010 by the Bank, a copy of which is included as Exhibit 10.13 to this Annual Report.  The provisions of the Order shall remain effective and enforceable, except to the extent that, and until such time as, any provisions of the Order have been amended, suspended, waived, or terminated in writing by the OCC.  The Order is based on the findings of the OCC during an examination that began on September 6, 2010.  Since the completion of the examination, the Bank and its Board of Directors have taken steps to address the findings of the examination, have addressed many of the matters in the Order, and expect to complete all of the actions required to be taken by the deadline dates stated in the Order.  The Bank did not admit any wrongdoing in entering into the Order, and in connection with the actions outlined in the Order, is committed to establishing stronger banking practices with respect to credit risk management and administration, and strategic planning.

The Order requires the Bank or its Board of Directors, among other things:

•                  to establish a compliance committee of at least five members to monitor and coordinate compliance with the Order within five (5) days;

•                  to develop a written strategic plan for the Bank covering at least two years within ninety (90) days of the Order;

•                  to refrain from declaring dividends unless in compliance with the two-year plan described above and only upon prior written approval of the OCC;

•                  to provide for compliance with the Bank Secrecy Act, by performing a comprehensive BSA risk assessment periodically (no less than every two years);

•                  to ensure adherence to a written program of policies and procedures to provide for compliance with the BSA, effective as of the date of the Order;

•                  to ensure the Bank manages and controls the risk in the loan portfolio, effective as of the date of the Order;

•                  to prepare, adopt and thereafter adhere to, revisions to the Bank’s loan policy, as well as any necessary procedures, to address weaknesses in the Bank’s credit risk management and underwriting, within one-hundred and twenty (120) days of the Order;

•                  to develop, implement and thereafter ensure Bank adherence to a written program designed to assess and manage the credit risk associated with the Bank’s Home Equity Line of Credit portfolio, within sixty (60) days of the Order.

The foregoing description of the Order does not purport to be complete and is qualified in its entirety by reference to the Stipulation and the Order, copies of which are attached to this Annual Report as Exhibits 10.16 and 10.17, respectively, and incorporated herein by reference.

Item 4.  [Removed and Reserved]

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

	High	Low
Year Ended December 31, 2010:
First Quarter	$5.45	$4.70
Second Quarter	4.95	4.35
Third Quarter	4.50	4.05
Fourth Quarter	4.50	3.50

	High	Low
Year Ended December 31, 2009:
First Quarter	$8.00	$5.50
Second Quarter	6.50	5.00
Third Quarter	6.50	5.75
Fourth Quarter	5.90	5.25

The last price at which the Company’s common stock was sold was $3.29 on March 22, 2011.

Holders

As of March 12, 2011 there were approximately 700 holders of record.

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

The Bank offers a broad range of commercial and consumer banking services to small- and medium-sized businesses, licensed professionals and individuals who management believes are particularly responsive to the personalized service that Solera National Bank provides to its customers.  Management believes that local ownership and control allows the Bank to serve customers more efficiently and effectively and aids in the Company’s growth and success.  Solera National Bank competes on the basis of providing a personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients.  Solera National Bank serves the entire market area, with a particular emphasis on the local Hispanic population, along with other minority and disadvantaged communities due to the significant growth in these markets.

During the year ended December 31, 2007, the Company received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank.  Additionally, the Company closed on its initial public offering, in which the Company raised $25.5 million, and Solera National Bank received final regulatory approvals and began operations on September 10, 2007.

The following discussion focuses on the Company’s financial condition and results of operations during the years ended December 31, 2010 and 2009, presented on a consolidated basis.

As of December 31, 2010, on a consolidated basis, the Company had total assets of $140.1 million, net loans of $57.6 million, total deposits of $111.0 million and stockholders’ equity of $18.3 million.

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

Allowance for loan losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels until the Bank has sufficient historical data to see trends in our own loss history.  The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged-off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

The Company has established a formal process for determining an adequate allowance for loan losses.  The allowance for loan losses calculation has two components.  The first component represents the allowance for loan losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable.  To determine this component of the calculation, collateral-dependent impaired loans are evaluated using internal analyses as well as third-party information, such as appraisals.  Impaired loans that are not collateral-dependent (i.e. loans were repayment may be received by means other than foreclosure and sale of the underlying collateral) are evaluated using a discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.

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

At December 31, 2010, the Company had an allowance for loan losses of $1.2 million.  Management believes that this allowance for loan losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.  Also, federal regulators, when reviewing the Bank’s loan portfolio in the future, may require the Bank to increase the allowance for loan losses.  Any increase in the allowance for loan losses would adversely affect earnings.  An analysis of the allowance for loan losses as well as its allocation among certain categories of the loan portfolio can be found in “Item 1 — Asset Quality,” above.

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

Results of operations for the years ended December 31, 2010 and 2009

During the year ended December 31, 2010, the Company had net income of approximately $134,000, an improvement of approximately $1.4 million from net losses of approximately $1.3 million during the year ended December 31, 2009.  The improvement in earnings during the 2010 year is primarily attributable to the increase in net interest income of $1.3 million due to higher average earning assets and an increase in net interest margin.  This coupled with an increase in gain on sales of securities of $961,000 partially offset by increases in the provision for loan losses of $548,000 account for the improvement in net income year over year.

During 2010, the Company’s overhead costs, or noninterest expenses, totaled approximately $4.4 million compared to $4.2 million for the prior year.  This increase was primarily the result of increased banking activity and therefore higher processing fees, increased FDIC premiums and additional professional fees.

The 2010 year resulted in a return on average assets of 0.09% which was an improvement over the 2009 loss on average assets of 1.2%.  Fiscal 2010 ended with a return on average equity of 0.67% in comparison to a loss on average equity of 6.7% during 2009.

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

	2010			2009
($ in thousands)	Average Balance	Interest/ Dividend	Average Yield/Rate	Average Balance	Interest/ Dividend	Average Yield/Rate
ASSETS
Federal funds sold and other short-term investments	$2,153	$10	0.48%	$3,082	$14	0.45%
Investment securities	72,534	2,959	4.08	56,943	2,896	5.09
Gross loans, net of unearned fees	58,038	3,381	5.82	38,133	2,093	5.49
FHLB and Federal Reserve Bank stock	1,140	41	3.61	1,080	42	3.89
TOTAL EARNING ASSETS	133,865	$6,391	4.77%	99,238	$5,045	5.08%
Non-earning assets	3,918			3,053
TOTAL ASSETS	$137,783			$102,291

LIABILITIES
Interest-bearing deposits
Interest-bearing demand	$9,556	$144	1.51%	$5,308	$114	2.15%
Savings and money market	56,413	879	1.56	23,503	557	2.37
Time deposits	42,162	882	2.09	40,342	1,131	2.80
TOTAL INTEREST-BEARING	$108,131	$1,905	1.76%	$69,153	$1,802	2.61%
DEPOSITS
Securities sold under agreements to repurchase and federal funds purchased	598	8	1.31	995	12	1.21
Federal Home Loan Bank borrowings	6,807	261	3.82	9,040	334	3.69
Other borrowings	98	9	9.41	139	13	9.35
TOTAL INTEREST-BEARING	$115,634	$2,183	1.89%	$79,327	$2,161	2.72%
LIABILITIES
Noninterest-bearing demand deposits	1,939			3,429
Other liabilities	444			515
TOTAL LIABILITIES	2,383			83,271
STOCKHOLDERS’ EQUITY	19,766			19,020
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$137,783			$102,291
NET INTEREST INCOME / MARGIN		$4,208	3.14%		$2,884	2.91%
NET INTEREST SPREAD			2.89%			2.36%

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

	Twelve Months Ended December 31, 2010 Compared to Twelve Months Ended December 31, 2009
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$1,288	$135	$1,153
Investment securities	63	(165)	228
FHLB and Federal Reserve Bank stocks	(1)	(4)	3
Federal funds sold and other short-term investments	(4)	(2)	(2)
Total interest income	$1,346	$(36)	$1,382

Interest expense:
Interest-bearing checking	$30	$(18)	$48
Savings and money market	322	(104)	426
Time deposits	(249)	(302)	53
Federal funds purchased and securities sold under agreements to repurchase	(4)	2	(6)
Federal Home Loan Bank borrowings	(73)	12	(85)
Other borrowings	(4)	—	(4)
Total interest expense	$22	$(410)	$432

Net interest income	$1,324	$374	$950

For the year ended December 31, 2010, the Company’s net interest income increased $1.3 million to $4.2 million as compared to $2.9 million for 2009.  This increase is a combination of a favorable rate increase of $374,000 and a favorable volume increase of $950,000 as reflected in the table above.

The $374,000 favorable rate increase was primarily a result of reduced interest expense on interest-bearing deposits as rates decreased 85 basis points.  The Bank lowered the promotional rates paid on certain interest-bearing checking accounts, savings accounts and money market accounts without a net loss of balances.  The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank.  The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained unchanged throughout 2009 and 2010 at 3.25%.  Rates on our loan portfolio have increased 33 basis points over 2009 primarily due to a shift in the loan mix to more fixed-rate loans at higher interest rates.  This was partially offset by an unfavorable rate decrease on the investment portfolio as proceeds from principal repayments were reinvested at lower market rates during 2010.

The $950,000 favorable volume variance contributed to the overall 23 basis point increase in net interest margin during 2010.  Most notably, volume increases on the Company’s loan portfolio accounted for $1.2 million of the overall increase in net interest income.  Since the loan portfolio is the Company’s highest yielding asset, this had the largest impact on the increase in net interest margin which rose from 2.91% for fiscal year 2009 to 3.14% during fiscal year 2010.

On an annualized basis, the Company’s net interest spread, (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) increased 53 basis points from 2.36% for 2009 to 2.89% for 2010.

Provision for loan losses and allowance for loan losses

The provision for loan losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans. The provision for loan losses increased $548,000 to $1.1 million in 2010 partially due to charge-offs of approximately $520,000 taken during the third quarter related to two real estate development participations from the Bank’s early stages of operation.  The Bank has no other purchased loan participations on its balance sheet and minimal remaining exposure to real estate construction or development.  The allowance for loan losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio.

Information regarding the calculation of the loan loss provision, the factors considered by the Company in establishing the reserves and the quality of the Bank’s loan portfolio are included in the section of this Report titled “Part I - Item 1. Business - Asset Quality.”

Noninterest income

Noninterest income for the year ended December 31, 2010 of $1.4 million, an increase of $809,000 over 2009, consisted of: (1) realized gains, net of losses, on the sale of investment securities of approximately $1.3 million, an increase of $961,000 from 2009 due to favorable market conditions during 2010; (2) service charges on deposit accounts of approximately $74,000, a decrease of $173,000 over 2009 primarily due to the loss of a money-services-business deposit customer; (3) a $10,000 gain on the sale of an OREO property and (4) $16,000 in other income, an increase of $11,000 over 2009, primarily due to the Bank’s new residential mortgage lending partnership.

Noninterest expense

Noninterest expenses totaled $4.4 million for the year ended December 31, 2010 an increase of $175,000, or 4%, from the prior year which totaled $4.2 million.  This consisted of an increase in professional fees of $108,000, or 34%, due primarily to increased compliance and Bank Secrecy Act consulting costs related to rectifying weaknesses identified in the Consent Order executed on March 18, 2010 and amended on December 16, 2010, and increased legal and consulting costs incurred in anticipation of a transaction to acquire deposits and loans from Liberty Savings Bank FSB, which was terminated on November 19, 2010.  This increase was offset by a decrease of $111,000, or 5%, in salaries and employee benefits related to reduced incentive compensation expense during 2010 and a reduction in average salaries and benefits per full-time employee.  Occupancy expense remained unchanged and other general and administrative expenses increased $178,000, or 19%, year-over-year, as detailed in the following table and discussed in the ensuing narrative:

($ in thousands)	12 Months Ended December 31,		Increase/
Other general and administrative expenses:	2010	2009	(Decrease)
Data processing	$321	$275	$46
FDIC assessments	192	162	30
Other regulatory and reporting fees	114	98	16
Marketing and promotions	100	109	(9)
Directors fees	49	—	49
Travel and entertainment	46	49	(3)
Other loan expense	45	10	35
Telephone	41	38	3
Printing, stationery and supplies	36	43	(7)
Dues and memberships	35	34	1
Insurance	23	19	4
Franchise taxes	17	9	8
Postage, shipping and courier	17	24	(7)
Training and education	9	12	(3)
OREO expense	8	—	8
Miscellaneous	40	33	7
Total	$1,093	$915	$178

Data processing

The $46,000 increase in data processing is due in part to increased banking activity, as these expenses are associated with running the Bank’s main banking programs, and in part to costs incurred in anticipation of a transaction to acquire deposits and loans from Liberty Savings Bank FSB, which was terminated on November 19, 2010.

FDIC assessments

FDIC assessments increased by $30,000 primarily due to increased average deposit volumes, and a small increase in premium rates partially offset by no special assessment in 2010 compared to a $41,000 special assessment in June 2009.

Other regulatory and reporting fees

The $16,000 increase in other regulatory and reporting fees is due to increased OCC assessment fees primarily due to an increase in the Company’s average asset size and secondarily due to a small increase in premium rates.

Directors’ fees

In July 2010, the Company began compensating directors for their attendance at board and committee meetings.

Other loan expense

The $35,000 increase is primarily related to two new loan products which the Bank started offering in late 2009/early 2010 that are outsourced to third parties who collect transaction-based fees.

OREO expense

The $8,000 relates to maintaining an OREO property which was acquired during the fourth quarter of 2010.

All other costs remained relatively stable from year to year.

Financial Condition as of December 31, 2010 and 2009

Loans

The Bank’s loan portfolio represents the highest yielding component of the Company’s earning asset base. Information regarding the Company’s loan portfolio as of December 31, 2010 and 2009 is included in the section of this Report titled “Part I - Item 1. Business - Lending Services” and “Part I - Item 1. Business - Asset Quality.”

Securities and other earning assets

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral for certain types of deposits and borrowings.  Information regarding the Company’s securities portfolio as of December 31, 2010 and 2009 is included in the section of this Report titled “Part I - Item 1. Business - Investments.”

Nonearning assets

Premises, leasehold improvements and equipment totaled $731,000 and $875,000 at December 31, 2010 and 2009, respectively net of accumulated depreciation of $494,000 and $345,000, respectively. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, for the near-term future, there are no significant changes anticipated in total occupancy expense.

As of December 31, 2010, other real estate owned consisted of one property carried at $1.8 million which approximates the property’s fair value less estimated costs to sell.

Deposits

Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas by offering attractive interest rates and personalized service.  Information regarding the Company’s deposit mix as of December 31, 2010 and 2009 is included in the section above titled “Part I - Item 1. Business —Deposit Services.”

Federal Home Loan Bank borrowings

The Bank is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB.  Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate.  All advances are collateralized by certain securities pledged by the Bank and some of the Bank’s qualifying loans.  As of December 31, 2010, the Bank’s authorized borrowing line with the FHLB totaled $56.1 million, subject to the availability of sufficient collateral to pledge against such borrowings.  Of the $56.1 million available, $10.0 million was outstanding at December 31, 2010.  Interest rates on these outstanding FHLB borrowings ranged from 0.26% to 4.89%, with a weighted-average interest rate of 2.42%.  The Bank has pledged certain qualifying loans and certain bonds from its investment portfolio as collateral.

As of December 31, 2009, the Bank had $8.8 million in advances from the FHLB with a weighted-average interest of 3.54%.  The Bank had pledged certain qualifying loans and certain bonds from its investment portfolio as collateral.

Liquidity and capital resources

The stock offering closed with $25.5 million in gross total proceeds.  Of this sum, $20.0 million was used to purchase common stock of Solera National Bank and approximately $3.6 million was used for pre-opening costs incurred by both the Company and the Bank.  During 2009, the Company invested an additional $1.0 million in common stock of Solera National Bank.  At December 31, 2010, the Company (excluding Solera National Bank) had approximately $2.6 million in remaining cash.  These funds can be used for Company operations, investment, for additional purchase of Solera National Bank stock and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends until we have received a prior written determination of no supervisory objection from the Assistant Deputy Comptroller of the Western District of the OCC.

Solera National Bank’s liquidity is monitored by its staff, the asset liability committee and the Board of Directors, who review historical funding requirements, current liquidity positions, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Solera National Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition.  Fluctuations in the balances of depositors may cause temporary increases and decreases in liquidity from time to time.  The Bank deals with such fluctuations by using existing liquidity sources.  Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC in September and October 2008.  The FDIC temporarily increased the individual account deposit insurance from $100,000 per account to $250,000 per account through December 31, 2009.  During 2009, the FDIC extended the temporary insurance increase.  On July 21, 2010, the Dodd-Frank Act permanently increased the FDIC insurance coverage to $250,000 per depositor.

The FDIC also implemented a Temporary Liquidity Guarantee Program, which provides for full FDIC coverage for noninterest-bearing transaction accounts, regardless of dollar amounts. During 2009, the Bank elected to opt-in to this program, thus, our customers received full coverage for transaction accounts under the program.  However, the Bank elected to opt-out of this program during 2010.  On July 21, 2010, the Dodd-Frank Act extended unlimited FDIC insurance to noninterest-bearing transaction deposit accounts.  It does not apply to accounts earning any level of interest with the exception of IOLTA accounts.  This unlimited FDIC insurance coverage is applicable to all applicable deposits at any FDIC-insured financial institution.

Solera National Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

Additionally, in January 2009, the Company became a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program. Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 amount and placed with other banks that are members of the network.  The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Company to service its depositors’ needs.  As of December 31, 2010 and 2009, the Bank had $5.2 million and $3.4 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity.  However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 to 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Fed Funds, etc.) are not available, nor will Solera National Bank seek to attract volatile, non-local deposits with above market interest rates.  As of December 31, 2010, the loan to deposit ratio was 53% compared to 48% as of December 31, 2009.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $56.1 million of available funding as of December 31, 2010, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $6.4 million with two correspondent banks.  Each of these lines expires during 2011, however, it is anticipated the Company will be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.  In January 2011, the Bank established a new unsecured federal funds purchase line with a correspondent bank totaling $3.0 million which further strengthened the Bank’s total borrowing capacity.

Solera National Bank had cash and cash equivalents of $936,000, or 0.7% of total Bank assets, at December 31, 2010.  Management feels that with the ability to raise deposits, access to unsecured federal funds established with correspondent banks, and access to funding from the FHLB, Solera National Bank should have more than adequate liquidity to meet anticipated future funding needs.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or “gap,” is the difference in the volume of rate sensitive assets and liabilities at a given time interval.  The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin.  The Bank attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk.  The Bank regularly evaluates the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity.

The following table sets forth information concerning the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2010.  The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are reflected in the earlier period of when they are first scheduled to adjust or mature.

	As of December 31, 2010
	Volumes Subject to Repricing Within
($ in thousands)	Up to 1 year	>1 Year <3 Years	>3 Years <5 Years	>5 Years <10 Years	>10 Years	Non-Interest Sensitive	Total

Assets:
Cash, fed funds and other	$—	$—	$—	$—	$—	$936	$936
Interest-bearing deposits with banks	266	—	—	—	—	—	266
Investments and FHLB and FRB stocks	10,662	20,293	9,280	32,087	3,790	1,369	77,481
Loans (1)	25,302	17,049	9,442	4,537	784	1,783	58,897
Non-earning assets	—	—	—	—	—	2,567	2,567
Total Assets	$36,230	$37,342	$18,722	$36,624	$4,574	$6,655	$140,147

Liabilities and Stockholders’ Equity:
Interest-bearing demand, savings and money market accounts	$68,737	$—	$—	$—	$—	$—	$68,737
Time deposits	23,324	11,525	5,478	—	—	—	40,327
Securities sold under agreements to repurchase and Federal Funds Purchased	343	—	—	—	—	—	343
Federal Home Loan Bank borrowings	6,500	3,500	—	—	—	—	10,000
Other borrowings	47	29	—	—	—	—	76
Noninterest-bearing liabilities	—	—	—	—	—	2,339	2,339
Stockholders’ equity	—	—	—	—	—	18,325	18,325
Total liabilities and stockholders’ equity	$98,951	$15,054	$5,478	$—	$—	$20,664	$140,147

Interest rate sensitivity gap	$(62,721)	$22,288	$13,244	$36,624	$4,574	$(14,009)	$—

Cumulative interest rate sensitivity gap	$(62,721)	$(40,433)	$(27,189)	$9,435	$14,009

Cumulative gap to total assets	(44.8)%	(28.9)%	(19.4)%	6.7%	10.0%

(1)          Excludes deferred fees and allowance for loan losses.

Although the above table represents a liability-sensitive gap, it should be noted that the $68.7 million of interest-bearing checking, savings and money market accounts are not contractually bound to move when interest rates move.  Management has discretion over when, if and by how much to adjust those deposit rates.  Additionally, a portion of the $34.4 million adjustable rate loans have embedded floors which will keep those loans from repricing until interest rates move above those floors.  The Bank’s Asset Liability Committee meets regularly to develop a strategy for the upcoming period in order to effectively manage the Bank’s interest rate risk.

Off-balance-sheet arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance-sheet commitments is the routine extension of credit.  As of December 31, 2010, commitments to extend credit included approximately $8.3 million for revolving line of credit arrangements, unused commitments for loans and commitment letters outstanding for potential new customers.  As of December 31, 2009, commitments to extend credit included approximately $7.2 million for revolving line of credit arrangements, unused commitments for loans and commitment letters outstanding for potential new customers.  The Company faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Capital adequacy

There are two primary measures of capital adequacy for banks: (i) risk-based capital guidelines, and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance-sheet items.  Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common stockholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests.  Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock.  Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital.

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

For the years ended December 31, 2010 and 2009, the Bank met all capital adequacy requirements and was considered well-capitalized for all three measures, as follows:  (1) Total capital to risk-weighted assets were 19% and 21%, as of December 31, 2010 and 2009 respectively; (2) Tier 1 capital to risk-weighted assets were 17% and 20%, at December 31, 2010 and 2009, respectively; and  (3) Tier 1 capital to average assets were 11% at both December 31, 2010 and 2009.

In December 2010, the OCC established minimum capital ratios on the Bank which require Tier 1 capital to average assets of 9% and total risk-based capital to risk-weighted assets of 12%.  As of December 31, 2010, the Bank’s ratios are substantially over these revised thresholds.  No conditions have occurred since December 31, 2010 to cause management to be concerned about the Bank’s ability to continue to meet or exceed these revised thresholds.  Additionally, Solera National Bancorp, Inc. has approximately $2 million which can be used to purchase additional shares of the Bank’s common stock.  Such transaction would immediately increase the Bank’s capital.

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

Item 9A.  Controls and Procedures

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

As of December 31, 2010, Solera National Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2010, is effective.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements should they occur. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the control procedures may deteriorate.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 11. Executive Compensation

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2011 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (No. 333-145861) filed on September 4, 2007).
3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
3.4	Amended and Restated Bylaws of Solera National Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2010).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
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

4.4	See Exhibits 3.1, 3.2, 3.3 and 3.4 for provisions of the certificate of incorporation and bylaws defining rights of holders of the common stock.

Number	Description
10.1	Solera National Bancorp, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+
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

10.13	Form of Consent Order dated March 18, 2010 issued by the Office of the Comptroller of the Currency in the matter of Solera National Bank and Stipulation and Consent to the Issuance of a Consent Order.
10.14

Purchase and Assumption Agreement between Liberty Savings Bank, FSB and Solera National Bank, dated as of August 5, 2010 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 11, 2010).

10.15

Employment Agreement dated September 10, 2010 by and between the Company, the Bank and Robert J. Fenton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2010).+

10.16	Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010).
10.17	Amended Consent Order issued and effective December 16, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2010).
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed on March 27, 2008).
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB for the year ended December 31, 2007).
23.1	Consent of McGladrey and Pullen, LLP.*
24.1	Powers of Attorney (incorporated by reference to Signature page attached hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*

*  Filed herewith.

+  Indicates a compensatory plan or contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.

By:	/s/ Douglas Crichfield
	Douglas Crichfield	Dated: March 23, 2011
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Fenton
	Robert J. Fenton	Dated: March 23, 2011
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

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

SIGNATURE	TITLE	DATE

/s/ Douglas Crichfield	President & Chief Executive Officer, Director	March 23, 2011
Douglas Crichfield	(Principal Executive Officer)

/s/ Robert J. Fenton	Executive Vice President, Chief Financial Officer	March 23, 2011
Robert J. Fenton	(Principal Accounting and Financial Officer)

/s/ Norma R. Akers	Director	March 23, 2011
Norma R. Akers

/s/ Rob L. Alvarado	Director	March 23, 2011
Rob L. Alvarado

/s/ Maria G. Arias	Director	March 23, 2011
Maria G. Arias

/s/ Robert M. Gallegos	Director	March 23, 2011
Robert M. Gallegos

/s/ Ronald E. Montoya	Director, Vice Chairman	March 23, 2011
Ronald E. Montoya

/s/ Ray L. Nash	Director	March 23, 2011
Ray L. Nash

/s/ Joel S. Rosenstein	Director	March 23, 2011
Joel S. Rosenstein

/s/ Basil Sabbah	Director, Chairman	March 23, 2011
Basil Sabbah

/s/ F. Stanley Sena	Director	March 23, 2011
F. Stanley Sena

/s/ Larry D. Trujillo	Director	March 23, 2011
Larry D. Trujillo

/s/ Kent C. Veio	Director	March 23, 2011
Kent C. Veio

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Solera National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Solera National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity/ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera National Bancorp, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado

March 23, 2011

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

($ in thousands)	2010	2009
ASSETS
Cash and due from banks	$936	$1,696
Federal funds sold	—	820
TOTAL CASH AND CASH EQUIVALENTS	936	2,516
Interest-bearing deposits with banks	266	3,784
Investment securities, available-for-sale	76,313	73,441
Gross loans	58,897	50,504
Net deferred (fees)/expenses	(75)	(114)
Allowance for loan losses	(1,175)	(830)
NET LOANS	57,647	49,560
FHLB and Federal Reserve Bank stock, at cost	1,168	1,131
Other real estate owned	1,838	—
Premises and equipment, net	731	875
Accrued interest receivable	759	814
Prepaid Federal Deposit Insurance Corporation (“FDIC”) premiums	278	471
Other assets	211	248
TOTAL ASSETS	$140,147	$132,840

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$1,891	$2,624
Interest-bearing demand	11,605	6,830
Savings and money market	57,132	55,318
Time deposits	40,327	39,629
TOTAL DEPOSITS	110,955	104,401
Securities sold under agreements to repurchase	143	326
Federal funds purchased	200	—
Accrued interest payable	91	82
Accounts payable and other liabilities	260	344
FHLB borrowings	10,000	8,750
Other liabilities	173	203
TOTAL LIABILITIES	121,822	114,106
Commitments and contingencies (see Notes 15 and 16)
Stockholders’ equity
Common stock - $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at December 31, 2010 and 2009	26	26
Additional paid-in capital	25,980	25,768
Accumulated deficit	(7,882)	(8,016)
Accumulated other comprehensive income	201	956
TOTAL STOCKHOLDERS’ EQUITY	18,325	18,734
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$140,147	$132,840

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2010 and 2009

($ in thousands, except share data)	2010	2009

Interest and dividend income
Interest and fees on loans	$3,381	$2,093
Federal funds sold	2	5
Investment securities, taxable	2,959	2,896
Dividends on FHLB and Federal Reserve Bank stocks	41	42
Other	8	9
Total interest and dividend income	6,391	5,045
Interest expense
Deposits	1,905	1,802
Securities sold under agreements to repurchase and federal funds purchased	8	12
FHLB borrowings	261	334
Capital leases	9	13
Total interest expense	2,183	2,161
Net interest and dividend income	4,208	2,884
Provision for loan losses	1,110	562
Net interest and dividend income after provision for loan losses	3,098	2,322
Noninterest income
Customer service and other fees	74	247
Gain on sale of securities	1,338	377
Gain on sale of OREO	10	—
Other income	16	5
Total noninterest income	1,438	629
Noninterest expense
Salaries and employee benefits	2,325	2,436
Occupancy	558	558
Professional fees	426	318
Other general and administrative	1,093	915
Total noninterest expense	4,402	4,227
Earnings (loss) before income taxes	134	(1,276)
Provision for income taxes	—	—
Net earnings (loss)	$134	$(1,276)
Per share data
Earnings (loss) per share — basic	$0.05	$(0.50)
Earnings (loss) per share — diluted	$0.05	$(0.50)
Weighted average common shares
Basic	2,553,671	2,553,671
Diluted	2,553,701	2,553,671

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

Years Ended December 31, 2010 and 2009

			Additional		Accumulated Other
($ in thousands, except share data)	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated (Deficit)	Comprehensive Income	Total

Balance at December 31, 2008	2,553,671	$26	$25,558	$(6,740)	$148	$18,992
Stock-based compensation	—	—	210	—	—	210
Comprehensive income (loss)
Net loss	—	—	—	(1,276)	—	(1,276)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	1,185	1,185
Less: reclassification adjustment for net gains included in income	—	—	—	—	(377)	(377)
Total comprehensive income (loss)	—	—	—	—	—	(468)
Balance at December 31, 2009	2,553,671	$26	$25,768	$(8,016)	$956	$18,734
Stock-based compensation	—	—	212	—	—	212
Comprehensive income (loss)
Net earnings	—	—	—	134	—	134
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	583	583
Less: reclassification adjustment for net gains included in income	—	—	—	—	(1,338)	(1,338)
Total comprehensive income (loss)	—	—	—	—		(621)
Balance at December 31, 2010	2,553,671	$26	$25,980	$(7,882)	$201	$18,325

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2010 and 2009

($ in thousands)	2010	2009
Cash flows from operating activities:
Net earnings (loss)	$134	$(1,276)
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	173	169
Provision for loan losses	1,110	562
Amortization of deferred loan fees/expenses, net	(41)	(71)
Amortization of premiums/discounts on investment securities, net	484	96
Stock-based compensation	212	210
Gain on sale of securities	(1,338)	(377)
Loss on disposal of fixed assets	2	—
Gain on sale of OREO	(10)	—
Federal Home Loan Bank stock dividends	(11)	(14)
Net changes in operating assets and liabilities:
Prepaid FDIC assessments	193	(471)
Accrued interest receivable	55	(431)
Other assets	17	(45)
Accrued interest payable	9	2
Accounts payable and other liabilities	(72)	(26)
Deferred loan fees/expenses, net	2	128
Net cash provided by (used in) operating activities	919	(1,544)
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(70,992)	(74,297)
Proceeds from sales of investment securities, available-for-sale	44,771	30,221
Proceeds from maturity/call/paydown of investment securities, available-for-sale	23,448	13,281
Purchases of interest-bearing deposits with banks	(6)	(6,623)
Maturity of interest-bearing deposits with banks	3,524	2,839
Purchases of Federal Reserve Bank stock	(26)	(37)
Proceeds from sale of foreclosed properties	823	—
Loan originations and principal collections, net	(11,809)	(29,091)
Purchases of premises and equipment	(11)	(13)
Net cash used in investing activities	(10,278)	(63,720)
Cash flows from financing activities:
Net increase in deposits	6,554	66,739
Net decrease in securities sold under agreements to repurchase	(183)	(72)
Net increase in federal funds purchased	200	—
Principal payments on capital lease	(42)	(38)
Net proceeds from (repayment of) Federal Home Loan Bank borrowings	1,250	(1,250)
Net cash provided by financing activities	7,779	65,379

Net (decrease) increase in cash and cash equivalents	(1,580)	115
Cash and cash equivalents at beginning of year	2,516	2,401
Cash and cash equivalents at end of year	$936	$2,516

(continued)

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

Years Ended December 31, 2010 and 2009

($ in thousands)	2010	2009
Supplemental disclosure of cash flow information:
Interest paid	$2,174	$2,159
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Unrealized gain on investment securities	$755	$808
Loans transferred to other real estate owned	$2,651	$—

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation that incorporated in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”).  The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, is a wholly-owned subsidiary of Solera National Bancorp, Inc.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado primarily serving the six county Denver metropolitan area.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Solera National Bancorp and its wholly-owned subsidiary, Solera National Bank.  All entities are collectively referred to as the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company received approval as a bank in organization in the first quarter of 2007, conducted an initial closing of its common stock offering and commenced banking operations during the third quarter of 2007.  The continuation of profitable operations are dependent on future events, including the successful execution of the Company’s business plan and achieving a level of revenue adequate to support the Company’s cost structure.

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

The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages.  Such risks and uncertainties include, but are not limited to, its limited operating history, competition, dependence on key personnel and management of rapid growth.  To address these risks, the Company seeks to, among other things, develop and retain its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide high quality customer service and attract, retain and motivate qualified personnel.  There can be no guarantee that the Company will be successful in addressing these or other such risks.

To date, the Company has funded its activities primarily through proceeds from the common stock offerings, deposits from bank customers and borrowings from the Federal Home Loan Bank of Topeka (“FHLB”).  The Company’s cash and cash equivalents at December 31, 2010 and 2009 totaled $936,000 and $2.5 million, respectively.  Management believes cash currently on hand will provide adequate funding through December 31, 2011.  There can be no assurance that the Company will sustain profitability or positive cash flow from its operations.

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

Cash and Due from Banks

The Company may maintain amounts due from banks which exceed federally insured limits. The Company has not experienced nor does it anticipate any losses in such accounts.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loans Receivable

Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs, the allowance for loan losses, and net of any deferred fees or costs on originated loans.

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

A portfolio segment is defined, in recently issued accounting guidance, as the level at which an entity develops and documents a systematic methodology to determine its allowance for loan losses.  Our portfolio segments are based on how loans are categorized on the Call Report, which is primarily based on the collateral securing the loan.  We have four main portfolio segments as follows:  Commercial Real Estate Secured — loans secured by nonfarm, nonresidential properties; Residential Real Estate Secured — loans secured by 1-4 family residential properties or land; Commercial and Industrial — loans to businesses not secured by real estate; and Consumer — loans to individuals not secured by real estate.

A portfolio class is defined, in recently issued accounting guidance, as a group of loans having similar initial measurement attributes, risk characteristics and methods for monitoring and assessing risk.  We have defined five portfolio classes based on the types of loans the Bank makes, as follows:  Commercial Real Estate; Construction and Development; Residential Real Estate; Commercial and Industrial; and Consumer.  For a more detailed discussion of each of these loan classes, see Management’s Discussion and Analysis — Lending Services.

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans (see Interest and Fees on Loans, below).

Provision and Allowance for Loan Losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio.  The evaluation of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels until the Bank has sufficient historical data to see trends in our own loss history.  The allowance for loan losses is increased by

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

provisions charged to expense and reduced by loans charged-off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

The Company has established a formal process for determining an adequate allowance for loan losses.  The allowance for loan losses calculation has two components.  The first component represents the allowance for loan losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable.  To determine this component of the calculation, impaired loans are individually evaluated by either discounting the expected future cash flows or determining the fair value of the collateral, if repayment is expected solely from collateral.  The fair value of the collateral is determined using internal analyses as well as third-party information, such as appraisals.  That value, less estimated costs to sell, is compared to the recorded investment in the loan and any shortfall is charged-off.  Unsecured loans and loans that are not collateral-dependent are evaluated by calculating the discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The shortfall between the recorded investment in the loan and the discounted cash flows, or the fair value of the collateral less estimated costs to sell, represents the first component of the allowance for loan losses.

The second component of the allowance for loan losses represents contingent losses — the estimated probable losses inherent within the portfolio due to uncertainties.  Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non real-estate secured loans include general economic conditions as well as interest rate changes.  We aggregate our loans into portfolio segments including:  Commercial Real Estate Secured; Residential Real Estate Secured; Commercial and Industrial and Consumer.  We then evaluate the above factors by segment and assign probable loss ranges to each segment.  The aggregate of these segments represents the contingent losses in the portfolio.

The recorded allowance for loan losses is the aggregate of the impaired loans component and the contingent loss component.  Our methodology for estimating the allowance has not changed during the current or prior reporting period and is consistent across all portfolio segments and classes of loans.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Generally, for all classes of loans, loans are considered past due when contractual payments are delinquent by 31 days or more.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan using the effective interest method and without anticipating prepayments.

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

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the Federal Home Loan Bank of Topeka has reported profits for fiscal year 2010 and 2009, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2010 or 2009.

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

The Company follows the provisions of Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  This standard also provides guidance on the accounting for and disclosure of unrecognized tax benefits, interest and penalties.  As of December 31, 2010 and 2009, the Company has no uncertain income tax positions.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Comprehensive Income

ASC 220, Comprehensive Income, requires the disclosure of comprehensive income and its components. For the years ended December 31, 2010 and 2009, the Company had $201,000 and $956,000, respectively, of comprehensive gain on investment securities, net of applicable taxes and no other components of comprehensive income other than net losses from operations.  It should be noted that taxes are estimated to be $0 for both 2010 and 2009, as a full valuation allowance has been established for all deferred tax assets and liabilities until it is more likely than not that the tax assets or liabilities will be realized.

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

Earnings Per Share

Basic earnings (loss) per common share is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is similar to basic earnings per share except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Since the majority of the Company’s stock options are out of the money, there were only 30 dilutive potential common shares at December 31, 2010.

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

The Company recorded compensation costs for stock-based compensation issued to directors in the amount of $61,000 and $33,000 in 2010 and 2009, respectively.  The Company recorded compensation costs for stock-based compensation issued to employees in the amount of $151,000 and $177,000 in 2010 and 2009, respectively.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to stockholders.  With certain exceptions, the Company may not pay a dividend to its stockholders unless its retained earnings equal at least the amount of the proposed dividend.  In addition, the Company signed an Amended Consent Order on December 16, 2010, which, among other things prohibits both the Company and the Bank from paying dividends without the prior written approval of the Office of the Comptroller of the Currency (the “OCC”). Accordingly, our ability to pay dividends will be restricted at least until the Consent Order is terminated.  See additional discussion in Note 20.

Impact of Newly Issued Accounting Standards

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

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of loans and leases and the allowance for credit losses.  Under the new guidance there are two levels of detail at which credit information is now disclosed - the portfolio segment level and the class level.  The portfolio segment level is the aggregated level used by the company in developing their systematic method for calculating the allowance for credit losses.  The class level represents a more detailed level of categorization than the portfolio segment level.  Companies are required to provide the following new or amended disclosures as a result of this update:

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

The increased disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled-debt restructurings which were deferred in December 2010 and will be required for annual and interim periods ending on or after June 15, 2011.  The provisions of this update expanded our current disclosures with respect to the Allowance for Loan Losses and the credit quality of our loans.

Reclassifications

Certain reclassifications have been made, with no effect on net income (loss) or stockholders’ equity, to the previous consolidated financial statements to conform to the 2010 presentation.

NOTE 2 - INVESTMENT SECURITIES

The amortized costs and estimated fair values of investment securities are as follows:

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,841	$36	$(25)	$5,852
Corporate	11,486	177	(190)	11,473
State and municipal	22,936	361	(472)	22,825
Residential agency mortgage-backed securities (“MBS”)	35,849	614	(300)	36,163
Total securities available-for-sale	$76,112	$1,188	$(987)	$76,313

	December 31, 2009
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,176	$28	$(35)	$5,169
Corporate	9,822	306	(5)	10,123
State and municipal	22,101	395	(295)	22,201
Residential agency MBS	35,386	760	(198)	35,948
Total securities available-for-sale	$72,485	$1,489	$(533)	$73,441

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2010 and 2009 are shown below. Mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES — continued

differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are commonly received on mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	2010		2009
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale
Due within one year	$—	$—	$1,538	$1,560
Due after one year through five years	4,329	4,439	5,602	5,823
Due after five years through ten years	30,862	30,672	19,566	19,735
Due after ten years	40,921	41,202	45,779	46,323
Total securities available-for-sale	$76,112	$76,313	$72,485	$73,441

The following table presents the estimated fair value, the unrealized losses and the number of securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009, respectively:

	December 31, 2010
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$1,975	$(25)	4	$—	$—	—	$1,975	$(25)	4
Corporate	6,625	(190)	11	—	—	—	6,625	(190)	11
State and municipal	12,634	(472)	22	—	—	—	12,634	(472)	22
Residential agency MBS	16,723	(300)	17	—	—	—	16,723	(300)	17
Total temporarily-impaired	$37,957	$(987)	54	$—	$—	—	$37,957	$(987)	54

	December 31, 2009
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$3,726	$(35)	7	$—	$—	—	$3,726	$(35)	7
Corporate	517	(5)	1	—	—	—	517	(5)	1
State and municipal	7,768	(243)	10	945	(52)	3	8,713	(295)	13
Residential agency MBS	10,520	(198)	21	—	—	—	10,520	(198)	21
Total temporarily-impaired	$22,531	$(481)	39	$945	$(52)	3	$23,476	$(533)	42

There were no securities in a continuous unrealized loss position for 12 months or more as of December 31, 2010.  The three securities that had been in continuous loss positions for 12 months or longer at December 31, 2009, fluctuated in value since the purchase date as a result of changes in market interest rates.  Similarly, we believe that all securities in an unrealized loss position are a result of market interest rates and not a result of the underlying issuers’ ability to repay.  We have the intent to hold these securities until maturity or recovery of fair value and it is not probable that the Company will be required to sell these securities before recovery of value.  Accordingly, we have not recognized any other-than-temporary impairment on these securities.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES - continued

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  As of December 31, 2010 and 2009, no declines were deemed to be other than temporary.

Sales of available-for-sale securities were as follows:

	Year Ended December 31,
($ in thousands)	2010	2009
Proceeds	$44,771	$30,221
Gross gains	1,361	386
Gross losses	(23)	(9)

Securities with carrying values of $22.7 million and $16.9 million at December 31, 2010 and 2009, respectively, were pledged as collateral to secure borrowings from the FHLB, public deposits and for other purposes as required or permitted by law.

NOTE 3 - LOANS

The composition of the loan portfolio at December 31 is as follows:

($ in thousands)	2010	2009

Real estate — commercial	$38,504	$26,063
Commercial and industrial	8,732	8,324
Real estate — residential	7,868	8,059
Construction and land development	1,894	7,067
Lease financing	1,359	—
Consumer	540	991
GROSS LOANS	58,897	50,504
Net deferred (fees) / expenses	(75)	(114)
Allowance for loan losses	(1,175)	(830)
LOANS, NET	$57,647	$49,560

During 2010, the Company purchased loans totaling approximately $4.6 million from banks and other entities.  No loans were purchased during 2009.

Changes in the allowance for loan losses are summarized as follows:

($ in thousands)	2010	2009
Balance at beginning of year	$830	$268
Provision charged to expense	1,110	562
Loans charged-off	(765)	—
Recoveries on loans previously charged-off	—	—
Balance at end of year	$1,175	$830

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOANS - continued

The following table presents the ending balance in loans and allowance for loan losses, broken down by portfolio segment as of December 31, 2010.  Portfolio segment is defined, under current U.S. GAAP, as the level of aggregation used by the Company to calculate its allowance for loan losses.  Our portfolio segments are based on how loans are categorized on the Call Report, which is primarily based on the collateral securing the loan.  We have four main portfolio segments as follows:  Commercial Real Estate Secured — loans secured by nonfarm, nonresidential properties; Residential Real Estate Secured — loans secured by 1-4 family residential properties or land; Commercial and Industrial — loans to businesses not secured by real estate; and Consumer — loans to individuals not secured by real estate.  The table also identifies the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s systematic methodology of estimating the allowance for loan losses (see additional discussion about our allowance methodology under Note 1:  Summary of Significant Accounting Policies, Provision and Allowance for Loan Losses).

	December 31, 2010
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$898	$1,081	$141	$—	$2,120
Collectively evaluated for impairment	32,227	14,554	9,950	46	56,777
Total	$33,125	$15,635	$10,091	$46	$58,897
Allowance for loan losses
Individually evaluated for impairment	$—	$87	$—	$—	$87
Collectively evaluated for impairment	360	391	336	1	1,088
Total	$360	$478	$336	$1	$1,175

Impaired Loans

The following table provides detail of impaired loans broken out according to class as of December 31, 2010.  The class level represents a slightly more detailed level than the portfolio segment level.  There were no impaired loans as of December 31, 2009.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans were on nonaccrual status and therefore did not have interest accruing.  The unpaid balance represents the unpaid principal prior to any partial charge-off.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOANS - continued

	December 31, 2010
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
Real estate — commercial	$1,228	$1,229	$—	$2,542	$—
Commercial and industrial	338	338	—	350	15
Real estate — residential	—	—	—	—	—
Construction and land development	393	602	—	594	—
Consumer	—	—	—	—	—
Total	$1,959	$2,169	$—	$3,486	$15

Impaired loans with a related allowance
Real estate — commercial	$161	$532	$87	$262	$—
Commercial and industrial	—	—	—	—	—
Real estate — residential	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$161	$532	$87	$262	$—

Total impaired loans
Real estate — commercial	$1,389	$1,761	$87	$2,804	$—
Commercial and industrial	338	338	—	350	15
Real estate — residential	—	—	—	—	—
Construction and land development	393	602	—	594	—
Consumer	—	—	—	—	—
Total	$2,120	$2,701	$87	$3,748	$15

The impaired loans without a valuation allowance did not have a related allowance because they were either 1) partially charged-off during the year, bringing them to their net realizable value, 2) were well-secured and in the process of collection, or 3) were troubled debt restructurings that were performing in accordance with their new contractual terms and were secured by sufficient collateral.  Interest income was recognized on the troubled debt restructurings that were performing in accordance with their new contractual terms.  The gross interest income that would have been recorded for the twelve months ended December 31, 2010 if all impaired loans had been current throughout this period in accordance with their original terms was approximately $64,000.

Troubled debt restructurings are included in impaired loans above.  At December 31, 2010, there were four loans for $1.5 million with terms that were modified in a troubled debt restructuring, with no specific allowance for loan losses because the loans are either well collateralized or have been partially charged-off to their net realizable values.  The Company has not committed additional funds to the borrowers whose loans are classified as a troubled debt restructuring.  There were no troubled debt restructurings at December 31, 2009.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOANS - continued

Age Analysis of Loans

The following tables summarize by class our past due and nonaccrual loans as of the dates indicated.

	December 31, 2010
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due	Current	Total
Real estate — commercial	$187	$—	$—	$1,390	$1,577	$36,927	$38,504
Commercial and industrial	—	—	44	—	44	10,047	10,091
Real estate — residential	—	—	—	—	—	7,868	7,868
Construction and land development	—	—	—	393	393	1,501	1,894
Consumer	—	—	—	—	—	540	540
Total	$187	$—	$44	$1,783	$2,014	$56,883	$58,897

	December 31, 2009
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due	Current	Total
Real estate — commercial	$—	$—	$—	$—	$—	$26,063	$26,063
Commercial and industrial	1,298	—	—	—	1,298	7,026	8,324
Real estate — residential	—	—	—	—	—	8,059	8,059
Construction and land development	—	—	—	—	—	7,067	7,067
Consumer	—	—	3	—	3	988	991
Total	$1,298	$—	$3	$—	$1,301	$49,203	$50,504

Credit Quality Information

The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance and are the same for all classes of loans:

Special Mention:

Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment at some future date.

Substandard:

Loans in this category are inadequately protected by the current sound worth and paying capacity of the borrower or of the collateral pledged, if any.  These loans have well-defined weaknesses that jeopardize the liquidation of the debt and have the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful:

Loans in this category have all the weaknesses inherent in those classified as substandard, above, with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOANS - continued

Loss:	Loans in this category are deemed not collectible and are charged-off.

Loans not meeting any of the definitions above are considered to be pass rated loans.

As of December 31, 2010, and based on the most recent analysis performed during the month of December 2010, the recorded investment in each risk category of loans by class of loan is as follows:

($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate — commercial	$34,903	$1,017	$2,423	$161	$38,504
Commercial and industrial	7,048	1,974	1,069	—	10,091
Real estate — residential	6,374	1,494	—	—	7,868
Construction and land development	—	179	1,715		1,894
Consumer	540	—	—	—	540
Total	$48,865	$4,664	$5,207	$161	$58,897

The Company’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  As the Bank’s loan portfolio grew during 2010 and 2009, the concentration to any single borrower diminished.  As of December 31, 2010, the Bank’s five largest loans represented approximately 16% of the loan portfolio in comparison to approximately 20% as of December 31, 2009.  Management expects the concentration to any one borrower to continue to diminish as the Bank’s loan portfolio grows.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.5 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

NOTE 4 - FHLB AND FEDERAL RESERVE BANK STOCK

The Company, through its subsidiary bank, is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka.  Membership in these banks requires the Company to maintain an investment in the capital stock of each.  These investments are restricted in that they can only be redeemed by the issuer at par value.  The Company’s investment at December 31 was a follows:

($ in thousands)	2010	2009
Federal Reserve Bank of Kansas City	$525	$499
Federal Home Loan Bank of Topeka	643	632
Total	$1,168	$1,131

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 — OTHER REAL ESTATE OWNED

Changes in the balance of other real estate owned for the year ended December 31, 2010 was as follows:

($ in thousands)
Balance as of December 31, 2009	$—
Additions to OREO	2,651
Sales proceeds	(823)
Net gains / (losses and write-downs)	10
Balance as of December 31, 2010	$1,838

There was no other real estate owned as of December 31, 2009.

Expenses related to other real estate owned included operating expenses of $8,000 during 2010.

NOTE 6 - PREMISES AND EQUIPMENT

The composition of Company premises and equipment at December 31 is as follows:

($ in thousands)	2010	2009

Leasehold improvements	$608	$608
Furniture, fixtures and equipment	617	612
	1,225	1,220
Less accumulated depreciation	(494)	(345)
Premises and equipment, net	$731	$875

Depreciation and amortization expense on premises and equipment was $149,000 and $150,000 for the years ended December 31, 2010 and 2009, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations.  Rent expense on premises was approximately $258,000 and $278,000 for the years ended December 31, 2010 and 2009, respectively.

The Company has noncancelable operating leases for its main banking office, an administrative office, an ATM machine, and three copier/printers that expire at various points not later than the year 2017.  Each of the two leases for office space have renewal options that extend through various points not later than 2037.  The cost of such renewals is not included below.  The following table shows future minimum noncancelable operating lease payments as of December 31, 2010:

Year ending December 31,	($ in thousands)
2011	$196
2012	162
2013	158
2014	161
2015	164
Thereafter	223
Total	$1,064

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 — DEPOSITS

Deposits at December 31 consist of the following:

	December 31, 2010		December 31, 2009
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$1,891	2%	$2,624	2%
Interest-bearing demand	11,605	10	6,830	7
Money market accounts	10,902	10	3,555	3
Savings accounts	46,230	42	51,763	50
Time deposits, less than $100,000	9,462	8	16,624	16
Time deposits, $100,000 or more	30,865	28	23,005	22
Total	$110,955	100%	$104,401	100%

Public deposits over $250,000 are collateralized by investment securities with estimated market values of $12.1 million and $7.5 million as of December 31, 2010 and 2009, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

	As of December 31,
($ in thousands)	2010	2009
2010	NA	$29,398
2011	$23,325	6,658
2012	7,151	1,412
2013	4,374	1,086
2014	1,591	1,075
2015	3,886	—
Total	$40,327	$39,629

NOTE 8 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The following is a summary of information pertaining to securities sold under agreements to repurchase at December 31:

($ in thousands)	2010	2009
Ending balance	$143	$326
Weighted-average interest rate at year-end	1.24%	1.98%

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - OTHER BORROWINGS

The Bank is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB.  Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate.  All advances are collateralized by certain securities pledged by the Bank and some of the Bank’s qualifying loans.  The Bank’s authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings.  $10.0 million and $8.8 million were outstanding at December 31, 2010 and 2009, respectively.  Interest rates on these outstanding FHLB borrowings ranged from 0.19% to 4.89%, with a weighted-average interest rate of 2.42% and 3.54% at December 31, 2010 and 2009, respectively.

In addition to FHLB borrowings, the Company may borrow up to $6.4 million overnight on an unsecured basis from its correspondent banks.  As of December 31, 2010, $200,000 was outstanding under these arrangements.  As of December 31, 2009, the Company had $11.3 million of overnight funding available on an unsecured basis, of which no amount was outstanding.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

At December 31, 2010, the scheduled maturities and weighted-average interest rate of FHLB borrowings are as follows:

($ in thousands)	$ Amount Maturing	Weighted- Average Interest Rate
Overnight	$4,500	0.26%
2011	2,000	3.87
2012	2,000	4.23
2013	1,500	4.56
Total borrowings	$10,000	2.42%

The Company has capital leases for bank equipment, furniture and signage that are being leased for five years with a bargain purchase option at the end of the lease term.  In accordance with ASC 840, Leases, the asset and the capital lease liability have been recorded at the lesser of the fair market value or the present value of the future minimum lease payments.  The following is a schedule of the future minimum lease payments under capital leases as of December 31, 2010, with a weighted-average interest rate of 9.3%:

Year ending December 31,	($ in thousands)
2011	$52
2012	30
Total	$82
Operating interest	(6)
Capital lease liability	$76

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

($ in thousands)	2010	2009
Deferred tax assets:
Start-up and organizational expenses	$1,032	$1,120
Net operating loss carryforward	1,198	1,368
Allowance for loan losses	412	284
Non-qualified stock options	51	28
Other	76	77
Total deferred tax assets	2,769	2,877
Deferred liabilities:
Net unrealized gain on securities available-for-sale	(75)	(354)
Federal Home Loan Bank stock dividends	(14)	(9)
Tax over book depreciation	—	(26)
Total deferred tax liabilities	(89)	(389)

Net deferred tax assets	2,680	2,488

Valuation allowance	(2,680)	(2,488)

Net deferred taxes	$—	$—

The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets. The Company has net operating loss carryforwards of approximately $3.2 million for federal income tax purposes.  Federal net operating loss carryforwards, to the extent not used, will expire starting in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations for the twelve months ended December 31, 2010 and 2009, due to the following:

($ in thousands)	December 31, 2010	December 31, 2009
Computed “expected” tax expense (benefit)	$47	$(447)
Change in income taxes resulting from:
Change in valuation allowance	(87)	434
Other	40	13
Income tax provision	$—	$—

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS

Under the terms of the Company’s 2007 Stock Incentive Plan (the “Plan”), officers and key employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 20% of the total number of shares of common stock subscribed for in the offering for issuance under the Plan.  Approximately 510,700 options have been reserved for issuance under the Plan.  Of that, approximately 367,800 are issued and outstanding, leaving 142,900 available for future grants as of December 31, 2010.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation costs of approximately $212,000 and $210,000 during the years ended December 31, 2010 and 2009, respectively.  No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The Company accounts for its stock-based compensation under the provisions of ASC 718, Compensation - Stock Compensation.  The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

	2010 Nonqualified Grants	2010 ISO Grants	2009 Grants
Number of Options Granted	45,000	28,250	66,000
Expected Volatility	14.46%	14.46%	14.46%
Expected Term	4.05 years	6.25 years	6.25 years
Expected Dividend	0.00%	0.00%	0.00%
Risk-Free Rate	1.13%	1.69% – 3.08%	1.99% – 3.25%
Grant-Date Fair Value	$0.61	$0.69 – $1.24	$1.32 – $1.54

Since the Bank does not have sufficient historical stock activity, the expected volatility is based on the historical volatility of similar banks that have a longer trading history.  The expected term represents the estimated average period of time that the options will remain outstanding.  Since the Bank does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk-free rate of return reflects the grant-date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options.  The weighted-average grant-date fair value of options granted during the years 2010 and 2009 was $0.79 and $1.49, respectively.  Currently, the Company’s estimated forfeiture rate is 0% for executive officers, 25% for employees and ranges from 0% to 10% for directors.  The different ranges result from certain groups of employees exhibiting different behavior.  Options forfeited impact the amount of compensation expense recognized.  Share-based compensation expense is based on awards that are ultimately expected to vest; accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures.  The estimated forfeiture rate is reviewed at each reporting date to confirm that it is the best estimate to support the then-current trends within the Company.  During the third quarter 2010, the Company revised its estimated forfeiture rate on the nonqualified stock options granted to directors in September 2007 to decrease the rate from 33% to 10%, which more accurately reflects the turnover rate of our directors. This resulted in approximately $17,000 of additional stock-based compensation expense during 2010.

During 2010, the Company granted 26,500 options as incentive compensation to existing employees and 1,750 to newly hired employees.  The Company also granted 45,000 nonqualified options to directors. The director options vest over one year, expire ten years from the date of grant and directors have one year to exercise vested options upon termination.  Since the newly-granted director options have different terms than most of the options granted by the Company, they also have a lower expected term and a 0% forfeiture rate.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - STOCK OPTIONS — continued

During 2009, the Company granted 26,000 options as incentive compensation to existing and newly hired employees and 40,000 options to an executive officer, also as incentive compensation.

No options were exercised, 5,687 options were forfeited and 5,126 vested options expired during 2010.  The Company recognized $212,000 of expense during the year ended December 31, 2010 representing expense for approximately 94,000 options that vested during the year, plus a pro-rata amount for the options that are expected to vest on the anniversary of the date granted.

No options were exercised and 64,562 options were forfeited during 2009.  The Company recognized $210,000 of expense during the year ended December 31, 2009 representing expense for approximately 77,000 options that vested during the year, plus a pro-rata amount for the options that are expected to vest on the anniversary of the date granted.

As of December 31, 2010, there was approximately $251,000 of unrecognized compensation cost related to non-vested stock options granted under the Plan that will be recognized over a weighted-average period of 1.30 years.  This compared to approximately $362,000 of unrecognized compensation cost to be recognized over a weighted-average period of 1.14 years as of December 31, 2009.  As of December 31, 2010, the aggregate intrinsic value of in-the-money outstanding stock options; was approximately $4,000.  As of December 31, 2009, there were no in-the-money outstanding stock options; accordingly the aggregate intrinsic value of outstanding options was $0.

A summary of the option activity under the Plan as of December 31, 2010, and changes during the year then ended, is presented below:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2010	305,353	$9.19	8.14 years
Granted	73,250	4.66	9.50 years
Exercised	—	—	—
Forfeited	(5,687)	7.52	—
Expired	(5,126)	9.39	—
Outstanding at December 31, 2010	367,790	$8.31	7.60 years

Exercisable at December 31, 2010	227,738	$9.16	7.15 years

NOTE 12 - WARRANTS

The Company funded organizational and pre-opening expenses of approximately $3.6 million from direct cash advances made by its organizers and from draws made under a $2.9 million line of credit.  Each organizer and one non-organizer director provided a limited guarantee on amounts drawn under the line of credit.  Accordingly, in recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 317,335 warrants to its organizers and one non-organizer director.  These warrants are exercisable at a price of $10.00 per share, the initial offering price, and, subject to an effective registration statement, may be exercised anytime prior to September 10, 2017.

Additionally, each of the Company’s initial stockholders were granted one warrant to purchase an additional share, at an exercise price of $12.50 per share, for every five shares purchased during the Company’s initial public offering.  All of the

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — WARRANTS - continued

stockholder warrants granted expired unexercised on September 10, 2010.

Warrants Outstanding and Exercisable

Type	Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Organizer warrants	$10.00	317,335	6.69 years	$10.00

Organizer warrants to purchase fractional shares were not issued.  Instead, rounding down to the next whole number was used in calculating the number of warrants issued to any stockholder. Holders of warrants will be able to profit from any rise in the market price of the Company’s common stock over the exercise price of the warrants because they will be able to purchase shares of the Company’s common stock at a price that is less than the then-current market value. If the Bank’s capital falls below the minimum level required by the Office of the Comptroller of the Currency, management may be directed to require the holders to exercise or forfeit their warrants.

NOTE 13 — EARNINGS (LOSS) PER SHARE

The following table presents the net earnings (loss) and weighted average common shares outstanding used to calculate earnings (loss) per share for the years ended December 31, 2010 and 2009:

($ in thousands, except share data)	2010	2009
Basic earnings (loss) per share computation

Net earnings (loss) to common stockholders	$134	$(1,276)

Weighted average shares outstanding – basic	2,553,671	2,553,671

Basic earnings (loss) per share	$0.05	$(0.50)

Diluted earnings (loss) per share computation

Net earnings (loss) to common stockholders	$134	$(1,276)

Weighted average shares outstanding – basic	2,553,671	2,553,671
Shares assumed issued:
Stock options	30	—
Organizer stock warrants	—	—

Weighted average shares outstanding – diluted	2,553,701	2,553,671

Diluted earnings (loss) per share	$0.05	$(0.50)

Most of the Company’s stock options and warrants were out-of-the-money as of December 31, 2010 and were, therefore, anti-dilutive.  Since the Company was in a loss position for the year ended December 31, 2009 all outstanding options and warrants were anti-dilutive at that time.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $2.1 million and $2.6 million in loans receivable from related parties at December 31, 2010 and 2009, respectively.

Also in the course of ordinary business, certain officers, directors, principal stockholders, and employees of the Bank have deposits with the Bank. In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons. The balance of related party deposits at December 31, 2010 and 2009 was approximately $4.5 million and $4.0 million, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

At December 31, 2010 and 2009 the following financial instruments were outstanding whose contract amounts represent credit risk:

($ in thousands)	2010	2009
Financial instruments whose contractual amounts represent credit risk:
Commitments to extend credit	$8,295	$7,182
Letters of credit	—	—
Total commitments	$8,295	$7,182

Of the $8.3 million in total commitments outstanding at December 31, 2010, $5.1 million were at variable rates, $1.4 million were at fixed rates and $1.8 million were commitment letters that did not include finalized rate agreements.  Of the $7.2 million in total commitments outstanding at December 31, 2009, $4.9 million were at variable rates, $732,000 were at fixed rates and $1.5 million were commitment letters that did not include finalized rate agreements.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - COMMITMENTS AND CONTINGENCIES - continued

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

NOTE 16 — LEGAL CONTINGENCIES

From time to time, the Company may be a party to or otherwise involved in legal proceedings arising in the normal course of business, such as claims to enforce liens, claims involving the making and servicing of real property loans and other issues relating to the business of the Company.  Management does not believe that there are any pending or threatened proceedings against the Company which would have a material effect on the Company’s consolidated financial statements.

NOTE 17 — OTHER NONINTEREST EXPENSE

The following table details the items comprising Other general and administrative expenses:

($ in thousands)	Year Ended December 31,		Increase/
Other general and administrative expenses:	2010	2009	(Decrease)
Data processing	$321	$275	$46
FDIC assessments	192	162	30
Other regulatory and reporting fees	114	98	16
Marketing and promotions	100	109	(9)
Directors fees	49	—	49
Travel and entertainment	46	49	(3)
Other loan expense	45	10	35
Telephone	41	38	3
Printing, stationery and supplies	36	43	(7)
Dues and memberships	35	34	1
Insurance	23	19	4
Franchise taxes	17	9	8
Postage, shipping and courier	17	24	(7)
Training and education	9	12	(3)
OREO expense	8	—	8
Miscellaneous	40	33	7
Total	$1,093	$915	$178

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — FAIR VALUE

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

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of December 31, 2010 and December 31, 2009, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans or the present value of expected cash flows and is classified at Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business.  Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — FAIR VALUE - continued

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2010
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,852	$—	$5,852
Corporate	—	11,473	—	11,473
State and municipal	—	22,825	—	22,825
Residential agency MBS	—	36,163	—	36,163
Total	$—	$76,313	$—	$76,313
Assets at December 31, 2009
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,169	$—	$5,169
Corporate	—	10,123	—	10,123
State and municipal	—	22,201	—	22,201
Residential agency MBS	—	35,948	—	35,948
Total	$—	$73,441	$—	$73,441

There were no transfers in or out of levels during the periods presented.

Financial Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2010
Impaired loans	$—	$—	$2,147	$2,147

Assets at December 31, 2009
Impaired loans	$—	$—	$—	$—

Impaired loans, which are measured for impairment using either the fair value of collateral or present value of expected cash flows, had carrying amounts totaling $2.1 million after partial charge-offs of $580,000.  In addition, these loans have a specific valuation allowance of $87,000 at December 31, 2010 and $27,000 of estimated selling costs which reduced the carrying value.  Of the $2.1 million of impaired loans, $554,000 were carried at fair value adjusted for the aforementioned charge-offs, estimated selling costs and specific valuation allowance.  The remaining $1.6 million were carried at cost at December 31, 2010, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 — FAIR VALUE - continued

Nonfinancial Assets and Liabilities Measured on a Nonrecurring Basis

Nonfinancial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2010
Other real estate owned	$—	$—	$1,976	$1,976

Assets at December 31, 2009
Other real estate owned	$—	$—	$—	$—

Other real estate owned had a carrying amount of $1.8 million at December 31, 2010 based on the current appraisal less reasonable costs to sell.

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

Interest-bearing deposits with banks:  The carrying amount of interest-bearing deposits with banks approximates fair values as of December 31, 2010 and 2009 due to the relatively stable level of short-term interest rates.

Investment securities:  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - FAIR VALUE — continued

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

Federal funds purchased:  The carrying amount of federal funds purchased approximates fair value due to their short-term nature.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18 - FAIR VALUE — continued

The carrying amounts and estimated fair values of financial instruments at December 31 are summarized as follows:

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
($ in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$936	$936	$2,516	$2,516
Interest-bearing deposits with banks	266	266	3,784	3,784
Investment securities	76,313	76,313	73,441	73,441
Loans, net	57,647	57,604	49,560	49,230
FHLB and FRB stocks	1,168	1,168	1,131	1,131
Interest receivable	759	759	814	814

Financial Liabilities:
Deposits, demand, savings and money market	$70,628	$70,628	$64,772	$64,772
Time deposits	40,327	40,777	39,629	39,036
Securities sold under agreements to repurchase	143	143	326	326
Federal funds purchased	200	200	—	—
Federal Home Loan Bank borrowings	10,000	10,243	8,750	8,508
Interest payable	91	91	82	82

NOTE 19 - REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).   As of December 31, 2010 and 2009, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2010 and 2009, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions that have occurred since December 31, 2010 that management believes has changed the Bank’s status as well-capitalized.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 - REGULATORY MATTERS — continued

The Bank’s actual capital amounts as of December 31, 2010 are presented below:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Risk-Based Capital (to Risk-Weighted Assets)	$16,627	18.67%	$7,126	>8.0%	$8,908	>10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$15,504	17.40%	$3,563	>4.0%	$5,345	>6.0%
Tier 1 Capital (to Average Assets)	$15,504	11.16%	$5,556	>4.0%	$6,944	>5.0%

In December 2010, the OCC established minimum capital ratios on the Bank which require Tier 1 capital to average assets of 9% and total risk-based capital to risk-weighted assets of 12%.  Given these revised thresholds, Tier 1 Capital could have been as low as $12.5 million and total risk-based capital could have been as low as $10.7 million at December 31, 2010 and still have been in compliance with the revised thresholds.

The Bank’s actual capital amounts as of December 31, 2009 are presented below:

					To Be Well-
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
($ in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Risk-Based Capital (to Risk-Weighted Assets)	$15,785	20.8%	$6,084	>8.0%	$7,605	>10.0%
Tier 1 Capital (to Risk-Weighted Assets)	$14,955	19.7%	$3,042	>4.0%	$4,563	>6.0%
Tier 1 Capital (to Average Assets)	$14,955	11.1%	$5,382	>4.0%	$6,728	>5.0%

Capital adequacy ratios are not presented on a consolidated basis, as they are only applicable for bank holding companies with consolidated assets of $500 million or more, or for those bank holding companies that are engaged in significant nonbanking activities.

The Bank is restricted as to the amount of dividends, which can be paid. Dividends declared by national banks that exceed net income (as defined by OCC regulations) for the current year plus retained net income for the preceding two years must be approved by the OCC. Also, the Bank may not pay dividends until we have received a prior written determination of no supervisory objection from the Assistant Deputy Comptroller of the Western District of the OCC.

With certain exceptions, the Company may not pay a dividend to its stockholders unless its retained earnings equal at least the amount of the proposed dividend.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 —CONSENT ORDER

On December 16, 2010, the Bank entered into an Amended Consent Order (the “Order”) by the OCC.  The Order replaces and supersedes the initial Consent Order entered into on March 18, 2010.  The Order is based on the findings of the OCC during an examination that began on September 6, 2010.  The Bank and its Board of Directors have taken or are taking steps to address the findings of the examination, including establishing a compliance committee to monitor and coordinate compliance with the Order.  Management believes we have addressed the majority of the matters in the Order, and expect to complete all of the actions required to be taken by the dates stated in the Order.  The Bank is committed to establishing stronger banking practices with respect to credit risk management and administration, and strategic planning.

The Stipulation and the Order are incorporated by reference to this Annual Report as Exhibits 10.16 and 10.17, respectively.

NOTE 21 - SOLERA NATIONAL BANCORP, INC.

Solera National Bancorp, Inc. (the “Bancorp”) has no significant business activity other than its investment in Solera National Bank. Financial information pertaining only to the Bancorp is as follows:

($ in thousands)

Condensed Balance Sheet	December 31, 2010	December 31, 2009
ASSETS
Cash	$2,641	$2,856
Investment in Solera National Bank	15,705	15,911
Other assets	—	7
TOTAL ASSETS	$18,346	$18,774
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$21	$40

Stockholders’ equity	18,325	18,734
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$18,346	$18,774

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 - SOLERA NATIONAL BANCORP, INC. - continued

Condensed Income Statement	For the year ended December 31, 2010	For the year ended December 31, 2009
Income
Earnings from (deficit in) undistributed earnings (losses) of Solera National Bank	$397	$(1,037)
Other	3	3
TOTAL INCOME	400	(1,034)
Expenses
Salaries, benefits and other compensation	61	33
Professional fees	153	167
General and administrative	52	42
TOTAL EXPENSES	266	242
Earnings (loss) before income taxes	134	(1,276)
Income tax expense (benefit)	—	—
NET EARNINGS (LOSS)	$134	$(1,276)

($ in thousands)

Condensed Statement of Cash Flows	For the year ended December 31, 2010	For the year ended December 31, 2009
Cash flows from operating activities:
Net earnings (loss)	$134	$(1,276)
Adjustments to reconcile net earnings (loss) to net cash used by operating activities:
(Earnings from) deficit in undistributed (earnings) losses of subsidiary	(397)	1,037
Stock-based compensation	61	33
Change in other assets and accrued liabilities	(13)	(6)
Net cash used by operating activities	(215)	(212)

Cash flows from investing activities:
Purchase of common stock of Solera National Bank	—	(1,000)
Net cash used by investing activities	—	(1,000)

Cash flows from financing activities:
Net cash provided by financing activities	—	—

Net decrease in cash	(215)	(1,212)

Cash at beginning of year	2,856	4,068
Cash at end of year	$2,641	$2,856

NOTE 22 — SUBSEQUENT EVENTS

The Company has considered subsequent events through the date of issuance of this Report on Form 10-K, and has determined that no additional disclosure is necessary.