Form 10-Q
period 2011-03-31
Solera National Bancorp, Inc.
filed 2011-05-13
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer☐	Accelerated filer ☐

Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 10, 2011, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

•                  the Company could face potential regulatory actions if we fail to comply with our Consent Order;

•                  interest rate volatility could significantly harm our business;

•                  the Company may not be able to raise additional capital on terms favorable to it; and

•                  the Company faces competition from a variety of competitors.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2010 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of March 31, 2011 and December 31, 2010

(unaudited)

	March 31,	December 31,
($ in thousands, except share data)	2011	2010
ASSETS
Cash and cash equivalents	$1,058	$936
Interest-bearing deposits with banks	266	266
Investment securities, available-for-sale	76,682	76,313

Gross loans	58,199	58,897
Net deferred (fees)/expenses	(68)	(75)
Allowance for loan losses	(1,175)	(1,175)
Net loans	56,956	57,647

Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,115	1,168
Other real estate owned	1,838	1,838
Premises and equipment, net	691	731
Accrued interest receivable	703	759
Prepaid Federal Deposit Insurance Corporation (FDIC) premiums	202	278
Other assets	246	211
Total assets	$139,757	$140,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$2,369	$1,891
Interest-bearing demand	11,567	11,605
Savings and money market	64,416	57,132
Time deposits	36,100	40,327
Total deposits	114,452	110,955

Securities sold under agreements to repurchase	957	143
Federal funds purchased	—	200
Accrued interest payable	79	91
Accounts payable	329	260
FHLB advances	5,500	10,000
Other liabilities	162	173
Total liabilities	$121,479	$121,822

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding	$26	$26
Additional paid-in capital	26,041	25,980
Accumulated deficit	(8,065)	(7,882)
Accumulated other comprehensive income	276	201
Total stockholders’ equity	$18,278	$18,325
Total liabilities and stockholders’ equity	$139,757	$140,147

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three Months Ended March 31, 2011 and 2010

(unaudited)

	For the Three Months Ended March 31,
($ in thousands, except share data)	2011	2010
Interest income:
Interest and fees on loans	$824	$726
Interest on federal funds sold	—	1
Interest on investment securities	673	829
Dividends on FHLB and Federal Reserve Bank stocks	9	12
Other interest income	1	5
Total interest income	1,507	1,573
Interest expense:
Deposits	369	518
FHLB advances	57	76
Federal funds purchased and securities sold under agreements to repurchase	2	2
Other borrowings	2	3
Total interest expense	430	599

Net interest income	1,077	974

Provision for loan losses	—	115
Net interest income after provision for loan losses	1,077	859
Noninterest income:
Service charges and fees	18	17
(Loss) / gain on available-for-sale securities	(2)	263
Total noninterest income	16	280
Noninterest expense:
Salaries and employee benefits	705	544
Occupancy	133	139
Professional fees	126	130
Other general and administrative	312	223
Total noninterest expense	1,276	1,036

Net (loss) / income before income taxes	(183)	103

Income taxes	—	—

Net (loss) / income	$(183)	$103

Basic (loss) / earnings per share	$(0.07)	$0.04

Diluted (loss) / earnings per share	$(0.07)	$0.04

Weighted-average common shares
Basic	2,553,671	2,553,671
Diluted	2,553,671	2,553,671

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2011 and 2010

(unaudited)

			Additional		Accumulated Other
($ in thousands, except share data)	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2009	2,553,671	$26	$25,768	$(8,016)	$956	$18,734
Stock-based compensation	—	—	46	—	—	46
Comprehensive income:
Net income	—	—	—	103	—	103
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	435	435
Less: reclassification adjustment for net gains included in income	—	—	—	—	(263)	(263)
Total comprehensive income						275
Balance at March 31, 2010	2,553,671	$26	$25,814	$(7,913)	$1,128	$19,055

Balance at December 31, 2010	2,553,671	$26	$25,980	$(7,882)	$201	$18,325
Stock-based compensation	—	—	61	—	—	61
Comprehensive income:
Net loss	—	—	—	(183)	—	(183)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	73	73
Less: reclassification adjustment for net losses included in income	—	—	—	—	2	2
Total comprehensive loss						(108)
Balance at March 31, 2011	2,553,671	$26	$26,041	$(8,065)	$276	$18,278

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010

(unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income	$(183)	$103
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	60	42
Provision for loan losses	—	115
Net accretion of deferred loan fees/expenses	(12)	(5)
Net amortization of premiums on investment securities	149	87
Loss / (gain) on available-for-sale investment securities	2	(263)
Federal Home Loan Bank stock dividend	(1)	(4)
Recognition of stock-based compensation on stock options	61	46
Changes in operating assets and liabilities:
Accrued interest receivable	56	139
Other assets	(56)	(108)
Prepaid FDIC premiums	76	52
Accrued interest payable	(12)	1
Accounts payable and other liabilities	70	(119)
Deferred loan fees/expenses, net	5	14
Net cash provided by operating activities	$215	$100

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(14,844)	$(17,420)
Proceeds from sales of investment securities, available-for-sale	11,350	14,250
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	3,048	5,656
Loan payments received / (originations funded), net	699	(5,827)
Redemption of Federal Reserve Bank stock	54	22
Purchase of premises and equipment	—	(4)
Purchase of interest-bearing deposits with banks	—	(498)
Maturity of interest-bearing deposits with banks	—	2,434
Net cash provided by / (used in) investing activities	$307	$(1,387)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$3,497	$5,717
Net increase / (decrease) in federal funds purchased and securities sold under agreements to repurchase	614	(216)
Repayment of FHLB advances	(4,500)	(1,000)
Principal payments on capital lease	(11)	(11)
Net cash (used in) / provided by financing activities	$(400)	$4,490

Net increase in cash and cash equivalents	$122	$3,203

CASH AND CASH EQUIVALENTS
Beginning of period	936	2,516
End of period	$1,058	$5,719

(continued)

Solera National Bancorp, Inc.

Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010, (continued)

(unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$442	$598
Income taxes paid	$—	$—
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$75	$172

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ORGANIZATION

Solera National Bancorp, Inc. (the “Company”), is a Delaware corporation that was incorporated in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”), a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service community, commercial bank headquartered in Lakewood, Colorado primarily serving the six-county Denver metropolitan area.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2011, and the results of its operations for the three months ended March 31, 2011 and 2010.  Cash flows are presented for the three months ended March 31, 2011 and 2010.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net (loss)/income for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.

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

Provision and allowance for loan losses:  Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loans being made and the creditworthiness of the borrowers over the terms of the loans. The allowance for loan losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio.  The evaluation of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels until the Bank has sufficient historical data to see trends in our own loss history.  The allowance for loan losses is increased by provisions charged to expense and reduced by loans charged-off, net of recoveries.  Loan losses are charged against the allowance for loan losses when management believes the loan balance is uncollectible.

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

The second component of the allowance for loan losses represents contingent losses — the estimated probable losses inherent within the portfolio due to uncertainties.  Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non real-estate secured loans include general economic conditions as well as interest rate changes.  We aggregate our loans into portfolio segments including:  Commercial Real Estate Secured; Residential Real Estate Secured; Commercial and Industrial; and Consumer.  We then evaluate the above factors by segment and assign probable loss ranges to each segment.  The aggregate of these segments represents the contingent losses in the portfolio.

The recorded allowance for loan losses is the aggregate of the impaired loans component and the contingent loss component.  Our methodology for estimating the allowance has not changed during the current or prior reporting period and is consistent across all portfolio segments and classes of loans.

At March 31, 2011, the Company had an allowance for loan losses of $1.2 million.  Management believes that this allowance for loan losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.

Loans Receivable:  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs, the allowance for loan losses, and net of any deferred fees or costs on originated loans.

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

Interest and Fees on Loans:  Interest income is recognized daily in accordance with the terms of the note based on the outstanding principal balance. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is 90 days past due based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

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

Impairment of investment securities:  Investment securities are evaluated for impairment on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation to determine whether a decline in their value below amortized cost is other-than-temporary.  Securities are evaluated for impairment utilizing criteria such as the magnitude and duration of the decline, current market conditions, payment history, the credit worthiness of the obligor, the intent of the Company to retain the security or whether it is more likely than not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  If a decline in value below amortized cost is determined to be other-than-temporary, which does not necessarily indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, the security is reviewed in more detail in order to determine the portion of the impairment that relates to credit (resulting in a charge to earnings) versus the portion of the impairment that is noncredit related (resulting in a charge to accumulated other comprehensive income).  If it is more likely than not that sale of the security will be required prior to recovery of its amortized cost, the entire impairment is recognized in earnings equal to the difference between the amortized cost basis and the fair value.  A credit loss is determined by comparing the amortized cost basis to the present value of cash flows expected to be collected, computed using the original yield as the discount rate.

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board, (“FASB”) issued guidance requiring increased fair value disclosures.  There are two components to the increased disclosure requirements set forth in the update:  (1) a description of, as well as the disclosure of, the dollar amount of transfers in or out of level one or level two; and (2) in the reconciliation for fair value measurements using significant unobservable inputs (level three), a reporting entity should present separately information about purchases, sales, issuances and settlements (that is, gross amounts shall be disclosed as opposed to a single net figure). The adoption of this standard added additional disclosures to our financial statement footnotes but did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2010, the FASB issued accounting guidance for loan modifications when the loan is part of a pool of loans accounted for as a single asset.  Diversity in practice developed surrounding how to account for loans that are part of a pool subsequent to a modification that would constitute a troubled debt restructuring.  To eliminate the diversity in practice, the new guidance requires loans that are accounted for as part of a pool to continue to be accounted for as part of the pool subsequent to a modification, even if the modification constitutes a troubled debt restructuring.  Upon adoption of the update an entity may make a one time election to terminate accounting for loans in a pool, and the election may be applied on a pool by pool basis.  This accounting treatment for the modification of loans accounted for as part of pools is effective for all interim and annual reporting periods beginning on or after July 15, 2010.  As the Company does not currently have any pools of loans accounted for as a single asset, the Company was unaffected by the adoption of this new standard.

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of loans and leases and the allowance for credit losses.  According to the guidance there are two levels of detail at which credit information will be presented - the portfolio segment level and the class level.  The portfolio segment level is the aggregated level used by the company in developing their systematic method for calculating the allowance for credit losses.  The class level represents a more detailed level of categorization than the portfolio segment level.  Companies will be required to provide new or amended disclosures as a result of this update geared towards providing more detail about the company’s allowance for loan losses, nonaccrual and impaired loans and leases, credit quality indicators and past due statistics, among other things.  The increased disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled debt restructurings, which were deferred in December 2010 and will become effective for periods beginning on or after June 15, 2011.  The provisions of this update expanded our disclosures with respect to the Allowance for Loan Losses.

In April 2011, the FASB issued an accounting standard update to amend previous guidance with respect to troubled debt restructurings in an effort to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring. Specifically, the update provides additional guidance for determining whether a concession has been granted and whether a debtor is experiencing financial difficulties. Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring. The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2011, the FASB issued an accounting standard update to amend previous guidance with respect to effective control for repurchase agreements.  The amendments in this update remove from the assessment of effective control the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. The FASB concluded that this criterion is not a determining factor of effective control. Consequently, the amendments in this update also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. Eliminating the transferor’s ability criterion and related implementation guidance from an entity’s assessment of effective control should improve the accounting for repurchase agreements and other similar transactions. If the transferor is deemed to have maintained effective control over the financial assets transferred, the transaction is accounted for as a secured borrowing.  The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$2,848	$30	$—	$2,878
Corporate	11,982	190	(159)	12,013
State and municipal	19,997	292	(325)	19,964
Residential agency mortgage-backed securities (“MBS”)	41,579	499	(251)	41,827
Total securities available-for-sale	$76,406	$1,011	$(735)	$76,682

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,841	$36	$(25)	$5,852
Corporate	11,486	177	(190)	11,473
State and municipal	22,936	361	(472)	22,825
Residential agency MBS	35,849	614	(300)	36,163
Total securities available-for-sale	$76,112	$1,188	$(987)	$76,313

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2011 and December 31, 2010 are shown below.  Agency mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are routinely received on agency mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	March 31, 2011		December 31, 2010
	Amortized	Estimated Fair	Amortized	Estimated Fair
($ in thousands)	Cost	Value	Cost	Value
Securities available-for-sale
Due within one year	$—	$—	$—	$—
Due after one year through five years	6,920	7,064	4,329	4,439
Due after five years through ten years	28,189	28,096	30,862	30,672
Due after ten years	41,297	41,522	40,921	41,202
Total securities available-for-sale	$76,406	$76,682	$76,112	$76,313

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of March 31, 2011 and December 31, 2010.

	March 31, 2011
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$—	$—	—	$—	$—	—	$—	$—	—
Corporate	7,238	(143)	12	484	(16)	1	7,722	(159)	13
State and municipal	10,290	(325)	17	—	—	—	10,290	(325)	17
Residential agency MBS	15,790	(251)	17	—	—	—	15,790	(251)	17
Total temporarily-impaired	$33,318	$(719)	46	$484	$(16)	1	$33,802	$(735)	47

	December 31, 2010
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$1,975	$(25)	4	$—	$—	—	$1,975	$(25)	4
Corporate	6,625	(190)	11	—	—	—	6,625	(190)	11
State and municipal	12,634	(472)	22	—	—	—	12,634	(472)	22
Residential agency MBS	16,723	(300)	17	—	—	—	16,723	(300)	17
Total temporarily-impaired	$37,957	$(987)	54	$—	$—	—	$37,957	$(987)	54

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of March 31 2011, the Company recognized other-than-temporary impairment of approximately $67,000 related to five securities that management had the intent to sell before recovery of value.  No other securities were determined to be other than temporarily impaired.  Only one security was in a continuous unrealized loss position for 12 months or longer as of March 31, 2011.  Management believes this decline is related to interest rate changes and that the entire amortized cost basis of the security will be collected.  Further, the Company has the intent to hold the securities in an unrealized loss position as of March 31, 2011 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above, are not other than temporarily impaired.  Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2010, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $276,000 at March 31, 2011, a slight increase over the $201,000 net unrealized gain at December 31, 2010.

Sales of available-for-sale securities were as follows:

	Three Months Ended March 31,
	2011	2010
Proceeds	$11,350	$14,250
Gross gains	$146	$281
Gross losses	$(81)	$(18)

Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $20.5 million at March 31, 2011 and $22.7 million at December 31, 2010, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The composition of the loan portfolio follows:

	($ in thousands)	March 31, 2011	December 31, 2010
	Real estate — commercial	$38,724	$38,504
	Commercial and industrial	8,377	8,732
	Real estate — residential	7,881	7,868
	Construction and land development	1,853	1,894
	Lease financing	1,264	1,359
	Consumer	100	540
	Gross loans	58,199	58,897
Less:	Deferred loan (fees) / expenses, net	(68)	(75)
	Allowance for loan losses	(1,175)	(1,175)
	Loans, net	$56,956	$57,647

No loans were purchased during first quarter 2011.  During first quarter 2010, the Company purchased loans totaling approximately $1.1 million from banks and other entities.

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

There were approximately $2.1 million in loans receivable from related parties at March 31, 2011 and December 31, 2010.

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

NOTE 5 — ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 2011 and 2010 is summarized as follows:

	Three Months Ended March 31,
($ in thousands)	2011	2010

Balance, beginning of period	$1,175	$830
Loans charged-off	—	—
Recoveries on loans previously charged-off	—	—
Provision for loan losses	—	115
Balance, end of period	$1,175	$945

The following table presents the ending balances in loans and allowance for loan losses, broken down by portfolio segment as of March 31, 2011 and December 31, 2010.  Additionally, the table provides a rollfoward by portfolio segment of the allowance for loan losses for the current period only.  Portfolio segment is defined, under current U.S. GAAP, as the level of aggregation used by the Company to calculate its allowance for loan losses.  Our portfolio segments are based on how loans are categorized on the Consolidated Report of Condition and Income, which is primarily based on the collateral securing the loan.  We have four main portfolio segments as follows:  Commercial Real Estate Secured — loans secured by nonfarm, nonresidential properties; Residential Real Estate Secured — loans secured by 1-4 family residential properties or land; Commercial and Industrial — loans to businesses not secured by real estate; and Consumer — loans to individuals not secured by real estate.  The table also identifies the recorded investment in loans and the related allowance that corresponds to individual versus collective impairment evaluation as derived from the Company’s systematic methodology of estimating the allowance for loan losses (see additional discussion about our allowance methodology under Note 2 — Basis of Presentation, Critical Accounting Policies, Provision and Allowance for Loan Losses).

Rollforward of Allowance for Loan Losses by Portfolio Segment

March 31, 2011

($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2010	$360	$478	$336	$1	$1,175
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for loan losses	58	23	(81)	—	—
Balance at March 31, 2011	$418	$501	$255	$1	$1,175

Ending Balances in Loans and Allowance for Loan Losses by Portfolio Segment

March 31, 2011

($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$879	$1,064	$750	$—	$2,693
Collectively evaluated for impairment	32,676	13,972	8,758	100	55,506
Total	$33,555	$15,036	$9,508	$100	$58,199
Allowance for loan losses
Individually evaluated for impairment	$—	$88	$30	$—	$118
Collectively evaluated for impairment	418	413	225	1	1,057
Total	$418	$501	$255	$1	$1,175

Ending Balances in Loans and Allowance for Loan Losses by Portfolio Segment

December 31, 2010

($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$898	$1,081	$141	$—	$2,120
Collectively evaluated for impairment	32,227	14,554	9,950	46	56,777
Total	$33,125	$15,635	$10,091	$46	$58,897
Allowance for loan losses
Individually evaluated for impairment	$—	$87	$—	$—	$87
Collectively evaluated for impairment	360	391	336	1	1,088
Total	$360	$478	$336	$1	$1,175

Impaired Loans

The following tables provide detail of impaired loans broken out according to class as of March 31, 2011 and December 31, 2010.  The class level represents a slightly more detailed level than the portfolio segment level.  There was one impaired loan, totaling $1.0 million, as of March 31, 2010.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans were on nonaccrual status and therefore did not have interest accruing.  The unpaid principal balance represents the unpaid principal prior to any partial charge-off.

	Impaired Loans by Class as of March 31, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
Real estate — commercial	$1,210	$1,210	$—	$1,219	$—
Commercial and industrial	834	834	—	903	12
Real estate — residential	—	—	—	—	—
Construction and land development	381	590	—	383	—
Consumer	—	—	—	—	—
Total	$2,425	$2,634	$—	$2,505	$12

Impaired loans with a related allowance
Real estate — commercial	$161	$532	$88	$161	$—
Commercial and industrial	107	107	30	130	2
Real estate — residential	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$268	$639	$118	$291	$2

Total impaired loans
Real estate — commercial	$1,371	$1,742	$88	$1,380	$—
Commercial and industrial	941	941	30	1,033	14
Real estate — residential	—	—	—	—	—
Construction and land development	381	590	—	383	—
Consumer	—	—	—	—	—
Total	$2,693	$3,273	$118	$2,796	$14

	Impaired Loans by Class as of December 31, 2010
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
Real estate — commercial	$1,228	$1,229	$—	$2,542	$—
Commercial and industrial	338	338	—	350	15
Real estate — residential	—	—	—	—	—
Construction and land development	393	602	—	594	—
Consumer	—	—	—	—	—
Total	$1,959	$2,169	$—	$3,486	$15

Impaired loans with a related allowance
Real estate — commercial	$161	$532	$87	$262	$—
Commercial and industrial	—	—	—	—	—
Real estate — residential	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$161	$532	$87	$262	$—

Total impaired loans
Real estate — commercial	$1,389	$1,761	$87	$2,804	$—
Commercial and industrial	338	338	—	350	15
Real estate — residential	—	—	—	—	—
Construction and land development	393	602	—	594	—
Consumer	—	—	—	—	—
Total	$2,120	$2,701	$87	$3,748	$15

The impaired loans without a valuation allowance did not have a related allowance because they 1) have been partially charged-off, bringing them to their net realizable value, 2) are well-secured, or 3) are troubled debt restructurings that are performing in accordance with their new contractual terms and are secured by sufficient collateral.  Interest income was recognized on the troubled debt restructurings that were performing in accordance with their new contractual terms.

Troubled debt restructurings are included in impaired loans above.  At March 31, 2011, there were five loans totaling $1.7 million with terms that were modified in a troubled debt restructuring (TDR).  Of those, four TDRs had no specific allowance for loan losses because the loans are well collateralized or have been partially charged-off to their net realizable values.  At December 31, 2010, there were four loans for $1.5 million with terms that were modified in a troubled debt restructuring, with no specific allowance for loan losses because the loans were well collateralized.  The Company has not committed additional funds to the borrowers whose loans are classified as a troubled debt restructuring.  There were no troubled debt restructurings at March 31, 2010.

Age Analysis of Loans

The following tables summarize, by class, our past due and nonaccrual loans as of the dates indicated.

	Age Analysis of Loans by Class as of March 31, 2011
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
Real estate — commercial	$58	$—	$—	$1,372	$1,430	$37,294	$38,724
Commercial and industrial	250	—	—	654	904	8,737	9,641
Real estate — residential	—	—	—	—	—	7,881	7,881
Construction and land development	177	—	—	380	557	1,296	1,853
Consumer	8	—	—	—	8	92	100
Total	$493	$—	$—	$2,406	$2,899	$55,300	$58,199

	Age Analysis of Loans by Class as of December 31, 2010
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
Real estate — commercial	$187	$—	$—	$1,390	$1,577	$36,927	$38,504
Commercial and industrial	—	—	44	—	44	10,047	10,091
Real estate — residential	—	—	—	—	—	7,868	7,868
Construction and land development	—	—	—	393	393	1,501	1,894
Consumer	—	—	—	—	—	540	540
Total	$187	$—	$44	$1,783	$2,014	$56,883	$58,897

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

As of March 31, 2011, and based on the most recent analysis performed during the month of March 2011, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of March 31, 2011
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate — commercial	$35,151	$1,013	$2,399	$161	$38,724
Commercial and industrial	6,637	1,965	932	107	9,641
Real estate — residential	6,387	1,494	—	—	7,881
Construction and land development	—	177	1,676	—	1,853
Consumer	100	—	—	—	100
Total	$48,275	$4,649	$5,007	$268	$58,199

As of December 31, 2010, and based on the most recent analysis performed during the month of December 2010, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of December 31, 2010
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Real estate — commercial	$34,903	$1,017	$2,423	$161	$38,504
Commercial and industrial	7,048	1,974	1,069	—	10,091
Real estate — residential	6,374	1,494	—	—	7,868
Construction and land development	—	179	1,715	—	1,894
Consumer	540	—	—	—	540
Total	$48,865	$4,664	$5,207	$161	$58,897

The following table summarizes information regarding impaired loans at the dates indicated:

($ in thousands)	March 31, 2011	March 31, 2010

Impaired loans with a valuation allowance:	$268	$1,000
Impaired loans without a valuation allowance:	2,425	—
Total impaired loans	$2,693	$1,000
Valuation allowance related to impaired loans	$118	$185
Interest income recognized during impairment	$14	$—

Troubled debt restructurings are included in impaired loans above.

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	March 31, 2011		December 31, 2010
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,369	2%	$1,891	2%
Interest-bearing demand	11,567	10	11,605	10
Money market accounts	11,925	10	10,902	10
Savings accounts	52,491	46	46,230	42
Time deposits	36,100	32	40,327	36
Total deposits	$114,452	100%	$110,955	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at March 31, 2011 and December 31, 2010 was approximately $4.1 million and $4.5 million, respectively.

NOTE 7 — STOCK-BASED COMPENSATION

Under the terms of the Company’s Stock Incentive Plan, (the “Plan”), employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $61,000 and $46,000 during the three months ended March 31, 2011 and 2010, respectively.

The Company accounts for its stock-based compensation under the provisions of ASC 718-20 — Stock Compensation — Awards Classified as Equity.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 41,000 options during the first quarter 2011 as incentive compensation to employees.  Similarly, the Company granted 17,750 options during the first quarter 2010 as incentive compensation to existing and newly hired employees.

During the three months ended March 31, 2011, 14,020 options were forfeited and no vested options expired unexercised.  During the first quarter 2010, 4,406 options were forfeited and 2,813 vested options expired unexercised.  No options were exercised during the three months ended March 31, 2011 or 2010.  The Company recognized expense for approximately 31,000 options, representing a pro-rata amount of the options earned during the first quarter 2011 that are expected to vest.  As of March 31, 2011, there was approximately $183,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.5 years.

The following is a summary of the Company’s outstanding stock options at March 31, 2011:

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price
Outstanding at December 31, 2010	367,790	$2.43	$8.31
Granted	41,000	0.64	3.00
Exercised	—	—	—
Forfeited	(14,020)	2.29	8.90
Expired	—	—	—
Outstanding at March 31, 2011	394,770	$2.33	$8.89

NOTE 8 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

($ in thousands)	Three Months Ended March 31,		Increase/
Other general and administrative expenses:	2011	2010	(Decrease)
Data processing	$78	$68	$10
FDIC assessment	79	42	37
Regulatory and reporting fees	34	26	8
Directors’ fees	24	—	24
Loan and collection expenses	20	4	16
Marketing and promotions	16	16	—
Telephone/communication	12	11	1
Travel and entertainment	10	9	1
Printing, stationery and supplies	7	8	(1)
Dues and memberships	6	11	(5)
Franchise taxes	4	7	(3)
Insurance	6	6	—
ATM and debit card fees	4	6	(2)
Postage and shipping	4	5	(1)
Training and education	4	2	2
Miscellaneous	4	2	2
Total	$312	$223	$89

NOTE 9 — COMMITMENTS AND CONTINGENCIES

The Company is a party to credit related financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments consist of commitments to extend credit.  Such commitments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  The Company’s exposure to credit loss is represented by the contractual amount of these commitments.  The Company follows the same credit policies in making commitments as it does for on-balance-sheet instruments.

At March 31, 2011 and December 31, 2010, $6.9 million and $8.2 million, respectively, were outstanding whose contract amounts represent credit risk.

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

NOTE 10 — FAIR VALUE

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of March 31, 2011 and December 31, 2010, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans or the present value of expected cash flows and is classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the client and client’s business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2011
Investment securities, available-for-sale:
U.S. government agencies	$—	$2,878	$—	$2,878
Corporate	—	12,013	—	12,013
State and municipal	—	19,964	—	19,964
Residential agency MBS	—	41,827	—	41,827
Total	$—	$76,682	$—	$76,682
Assets at December 31, 2010
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,852	$—	$5,852
Corporate	—	11,473	—	11,473
State and municipal	—	22,825	—	22,825
Residential agency MBS	—	36,163	—	36,163
Total	$—	$76,313	$—	$76,313

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2011
Impaired loans (Financial)	$—	$—	$2,602	$2,602
Other real estate owned (Non-financial)	$—	$—	$1,976	$1,976
Assets at December 31, 2010
Impaired loans (Financial)	$—	$—	$2,060	$2,060
Other real estate owned (Non-financial)	$—	$—	$1,976	$1,976

Impaired loans, which are measured for impairment using either the fair value of collateral or present value of expected cash flows, had carrying amounts at March 31, 2011 totaling $2.7 million after partial charge-offs of

$580,000, which were recorded in 2010.  In addition, these loans have a specific valuation allowance of $118,000 at March 31, 2011 and $27,000 of estimated selling costs which reduced the carrying value.  Of the $2.7 million of impaired loans at March 31, 2011, $649,000 were carried at fair value adjusted for the aforementioned charge-offs, estimated selling costs and specific valuation allowance.  The remaining $2.1 million were carried at cost at March 31, 2011, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

Impaired loans at December 31, 2010 had carrying amounts totaling $2.1 million after partial charge-offs of $580,000.  In addition, these loans had a specific valuation allowance of $87,000 at December 31, 2010 and $27,000 of estimated selling costs which reduced the carrying value.  Of the $2.1 million of impaired loans at December 31, 2010, $554,000 were carried at fair value adjusted for the aforementioned charge-offs, estimated selling costs and specific valuation allowance.  The remaining $1.6 million were carried at cost at December 31, 2010, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

Other real estate owned, consisting of one property, had a carrying amount of $1.8 million at March 31, 2011 and December 31, 2010 based on the current appraisal less reasonable costs to sell.  The property was sold subsequent to March 31, 2011 at no loss or gain to the Company.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and cash equivalents:  The carrying amounts of cash and due from banks approximate their fair values.

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

Accrued interest receivable:  The carrying value of interest receivable approximates fair value due to the short period of time between accrual and receipt of payment.

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

Accrued interest payable:  The carrying value of interest payable approximates fair value due to the short period of time between accrual and payment.

Loan commitments:  The fair values of commitments are estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties.  The difference between the carrying value of commitments to fund loans or standby letters of credit and their fair values are not significant and, therefore, are not included in the following table.

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

	March 31, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
($ in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$1,058	$1,058	$936	$936
Interest-bearing deposits with banks	266	266	266	266
Investment securities	76,682	76,682	76,313	76,313
Loans, net	56,956	56,910	57,647	57,604
FHLB and FRB stocks	1,115	NA	1,168	NA
Accrued interest receivable	703	703	759	759

Financial Liabilities:
Deposits, demand, savings and money market	$78,352	$78,352	$70,628	$70,628
Time deposits	36,100	36,567	40,327	40,777
Securities sold under agreements to repurchase	957	957	143	143
Federal funds purchased	—	—	200	200
FHLB advances	5,500	5,702	10,000	10,243
Accrued interest payable	79	79	91	91

NOTE 11 — SUBSEQUENT EVENTS

On May 4, 2011, the Bank sold its OREO property for net sales proceeds of $1.8 million, resulting in no net gain or loss.  As of the date of issuance of this Report on Form 10-Q, the Company has determined that no other subsequent event disclosure is necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of March 31, 2011 and results of operations for the three months ended March 31, 2011 and 2010.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a Delaware corporation that was incorporated to organize and serve as the holding company for Solera National Bank, a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado primarily serving the six-county Denver metropolitan area.  Our main banking office is located at 319 S. Sheridan Blvd., Lakewood, Colorado 80226.  Our telephone number is (303) 209-8600.

Earnings are derived primarily from net interest income, which is interest income less interest expense, and noninterest income earned from gains on sales of investment securities and banking service fees, offset by noninterest expense and provision for loan losses. As the majority of assets are interest-earning and liabilities are interest-bearing, changes in interest rates impact net interest margin.  We manage interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on operating results.

We offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who are particularly responsive to the personalized service that Solera National Bank provides to its customers.  We believe that local ownership and control allows the Bank to serve customers efficiently and effectively.  Solera National Bank competes on the basis of providing a unique and personalized banking experience combined with a broad range of services, customized and tailored to fit the individual needs of its clients.  While the Bank seeks to serve the entire market, it focuses on serving the local Hispanic and other minority populations which it believes are currently underserved.  Since opening the bank in September of 2007, management has successfully executed its strategy of delivering prudent and controlled growth to efficiently leverage the Company’s capital and expense base with the goal of achieving sustained profitability.

Since we operate in Colorado, our operating results are significantly influenced by economic conditions in Colorado, particularly the health of the real estate market.  Additionally, we are subject to competition from other financial institutions and are impacted by fiscal and regulatory policies of the federal government as well as regulatory oversight by the Office of the Comptroller of the Currency, (the “OCC”).

Comparative Results of Operations for the Three Months Ended March 31, 2011 and 2010

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended March 31, 2011 compared to the financial condition and results of operations for the three months ended March 31, 2010.

Net loss for the quarter ended March 31, 2011 was $183,000, or ($0.07) per share, compared with net income of $103,000, or $0.04 per share, for the first quarter of 2010.  The $286,000 unfavorable variance in the first quarter 2011 compared to the first quarter 2010 was primarily the result of the following:  1) a $265,000 unfavorable variance in gain/loss on available-for-sale securities, 2) a $161,000 unfavorable variance in salaries and employee benefits, 3) an $89,000 increase in other general and administrative expenses, partially offset by, 4) a $115,000 favorable variance in provision for loan losses and 5) a $103,000 favorable variance in net interest income.

As of March 31, 2011, the Company had total assets of $139.8 million, a decrease of $390,000, or 0.2%, from December 31, 2010.  Net loans decreased 1%, from $57.6 million at December 31, 2010 to $57.0 million at March 31, 2011.  However, the Company’s total deposits grew $3.5 million, or 3%, from $111.0 million at December 31, 2010 to $114.5 million as of March 31, 2011.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

Table 1

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
($ in thousands)	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$58,181	$824	5.74%	$51,450	$726	5.72%
Investment securities**	73,940	673	3.69	73,306	829	4.59
FHLB and FRB stocks	1,158	9	3.13	1,124	12	4.25
Federal funds sold	610	—	0.22	1,966	1	0.21
Interest-bearing deposits with banks	399	1	0.58	2,462	5	0.82
Total interest-earning assets	134,288	$1,507	4.55%	130,308	$1,573	4.90%
Noninterest-earning assets	3,151			3,226
Total assets	$137,439			$133,534

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$60,290	$179	1.20%	$56,143	$262	1.89%
Interest-bearing checking accounts	11,425	33	1.19	6,110	27	1.80
Time deposits	37,937	157	1.68	40,548	229	2.29
Federal funds purchased and securities sold under agreements to repurchase	600	2	1.13	371	2	1.78
Federal Home Loan Bank advances	6,431	57	3.62	8,583	76	3.61
Other borrowings	71	2	9.55	114	3	9.48
Total interest-bearing liabilities	116,754	$430	1.49%	111,869	$599	2.17%
Noninterest-bearing checking accounts	2,304			2,316
Noninterest-bearing liabilities	339			168
Stockholders’ equity	18,042			19,181
Total liabilities and stockholders’ equity	$137,439			$133,534

Net interest income		$1,077			$974

Net interest spread		3.06%			2.73%

Net interest margin		3.25%			3.03%

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

Table 2

	Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$98	$2	$96
Investment securities	(156)	(163)	7
FHLB and FRB stocks	(3)	(3)	—
Federal funds sold	(1)	—	(1)
Interest-bearing deposits with banks	(4)	(1)	(3)
Total interest income	$(66)	$(165)	$99

Interest expense:
Money market and savings deposits	$(83)	$(104)	$21
Interest-bearing checking accounts	6	(4)	10
Time deposits	(72)	(58)	(14)
Federal funds purchased and securities sold under agreements to repurchase	—	(3)	3
Federal Home Loan Bank advances	(19)	—	(19)
Other borrowings	(1)	—	(1)
Total interest expense	$(169)	$(169)	$—

Net interest income	$103	$4	$99

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

For the three months ended March 31, 2011, the Company’s net interest income increased $103,000 to $1.1 million from $974,000 for the three months ended March 31, 2010.  This increase was partially due to favorable volume increases in our highest-yielding asset, loans, in conjunction with decreases in the rates paid on deposits, as reflected in Table 2 above.  This combination of changes also produced a favorable increase in the Company’s annualized net interest spread, (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) which increased 33 basis points from 2.73% at March 31, 2010 to 3.06% at March 31, 2011.

The 90 basis point decrease in the Bank’s investment portfolio in the first quarter of 2011 compared to the first quarter of 2010 is primarily due to the sale of longer-maturity, higher-yielding investments which, along with principal payments received on mortgage-backed securities, were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.

The impact of the 35 basis point decrease in the Company’s yield on interest-earning assets was more than offset by decreases in the cost of interest-bearing liabilities, resulting in a 22 basis point increase in net interest margin year-over-year.  As reflected in Table 1, the cost of money market and savings deposits decreased 69 basis points and the cost of both interest-bearing checking and time deposits decreased 61 basis points quarter-over-quarter, as the Company re-priced many of its deposit products from higher promotional rates to lower, yet still competitive, rates that followed general market declines.  This was accomplished while still retaining customers.

The Company’s balance sheet is marginally liability sensitive, meaning that interest-earning liabilities generally reprice quicker than interest-bearing assets. Therefore, the Company could experience compression in its net interest margin during periods of rising interest rates.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Allowance for Loan Losses.”

During the first quarter of 2011, we did not recognize any provision for loan losses reflecting stabilizing asset quality and minimal change in the size of the Bank’s loan portfolio.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the quarter ended March 31, 2011 was $16,000, a decrease of $264,000 from $280,000 for the first quarter 2010.  The Company sold securities for net gains of $65,000 during the first quarter 2011 offset by $67,000 of other-than-temporary impairment recognized on five securities which the Company did not have the intent to hold until recovery of value.   This compared to net gains on the sale of investment securities of $263,000 during the first quarter 2010.

Service charges on deposits remained relatively unchanged from first quarter 2010 increasing only $1,000 during first quarter 2011.

Noninterest Expense

Our total noninterest expense for the quarter ended March 31, 2011 was $1.3 million, an increase of $240,000 from the quarter ended March 31, 2010.  The variance was due to an increase in salaries and employee benefits of $161,000, or 30%, comprised of the following:  1) severance paid in conjunction with the departure of the Bank’s executive vice president and chief lending officer, 2) company match on 401K contributions, which began in January 2011, 3) lower salary expense deferral related to deferred expenses on loan originations which directly correlates to fewer loans closed during the first quarter 2011 compared to the first quarter 2010, and 4) increased stock option expense primarily related to new options granted in August 2010.

Occupancy expense and professional fees remained constant quarter-over-quarter decreasing only $6,000 and $4,000, respectively, during the first quarter 2011.

Other general and administrative expenses increased $89,000, or 40%, quarter-over-quarter, as detailed in the following table:

($ in thousands)	Three Months Ended March 31,		Increase/
Other general and administrative expenses:	2011	2010	(Decrease)
Data processing	$78	$68	$10
FDIC assessment	79	42	37
Regulatory and reporting fees	34	26	8
Directors’ fees	24	—	24
Loan and collection expenses	20	4	16
Marketing and promotions	16	16	—
Telephone/communication	12	11	1
Travel and entertainment	10	9	1
Printing, stationery and supplies	7	8	(1)
Dues and memberships	6	11	(5)
Franchise taxes	4	7	(3)
Insurance	6	6	—
ATM and debit card fees	4	6	(2)
Postage and shipping	4	5	(1)
Training and education	4	2	2
Miscellaneous	4	2	2
Total	$312	$223	$89

The most significant changes include an increase of $37,000 in Federal Deposit Insurance Corporation (FDIC) fees due to higher assessment rates and slightly higher average deposit volumes; an increase of $24,000 in directors’ fees as the Company began compensating directors for their attendance at meetings in July 2010; an increase of $16,000 in loan and collection expenses related to collection of problem loans and expenses incurred on the Bank’s OREO property; a $10,000 increase in data processing due to overall increases in customer and account activity; and a $8,000 increase in regulatory and reporting fees due to higher assessment rates on fees due to the OCC (our primary regulator).

Income Taxes

No federal or state tax expense has been recorded for the three months ended March 31, 2011 and 2010, based upon significant operating loss carry-forwards that can be used to offset approximately $3.4 million of taxable income.  Since it is uncertain that the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at March 31, 2011 and December 31, 2010 is $0.

Financial Condition

At March 31, 2011, the Company had total assets of $139.8 million, a $390,000 decrease from $140.1 million in total assets at December 31, 2010.  As of both March 31, 2011 and December 31, 2010, stockholders’ equity was $18.3 million.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At March 31, 2011, the Bank had a total of $1.1 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $471,000 in Federal Reserve Bank stock and $644,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of March 31, 2011, the Federal Reserve Bank stock is yielding an average rate of 6.0% and the FHLB stock is yielding an average rate of 0.8%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At March 31, 2011, Solera National Bank’s securities consisted of available-for-sale securities of $76.7 million.  The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at March 31, 2011 and December 31, 2010:

	At March 31, 2011
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$1,037	1.81%	$855	3.66%	$986	2.64%
Corporate	—	—	4,132	4.03	7,881	4.50	—	—
State and municipal	—	—	1,895	3.96	17,566	4.34	503	5.23
Residential agency MBS	—	—	—	—	1,794	2.73	40,033	3.32
Total	$—	—%	$7,064	3.69%	$28,096	4.26%	$41,522	3.33%

	At December 31, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$868	3.52%	$4,984	2.48%
Corporate	—	—	3,620	4.12	7,853	4.67	—	—
State and municipal	—	—	819	1.87	21,498	4.48	508	5.23
Residential agency MBS	—	—	—	—	453	4.61	35,710	3.44
Total	$—	—%	$4,439	3.71%	$30,672	4.50%	$41,202	3.35%

Loan Portfolio

The following table presents the composition of our loan portfolio by category as of the dates indicated:

		March 31, 2011		December 31, 2010
	($ in thousands)	Amount	% of Total	Amount	% of Total
	Real estate — commercial	$38,724	67%	$38,504	65%
	Commercial and industrial	8,377	14	8,732	15
	Real estate — residential	7,881	14	7,868	13
	Construction and land development	1,853	3	1,894	3
	Lease financing	1,264	2	1,359	2
	Consumer	100	—	540	1
	Gross loans	58,199	100%	58,897	100%
Less:	Deferred loan (fees) / expenses, net	(68)		(75)
	Allowance for loan losses	(1,175)		(1,175)
	Loans, net	$56,956		$57,647

As of March 31, 2011, net loans were $57.0 million, a $691,000, or 1%, decrease from $57.6 million at December 31, 2010.  Net loans were 41% of total assets at both March 31, 2011 and December 31, 2010.  Given the tepid economic recovery underway, loan demand remained weak throughout the first quarter 2011.

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

The following tables set forth information at March 31, 2011 and December 31, 2010, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

	March 31, 2011
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$3,949	$11,297	$23,478	$—	$38,724
Commercial and industrial	3,736	2,935	1,706	—	8,377
Real estate — residential	—	341	—	7,540	7,881
Construction and land development	1,853	—	—	—	1,853
Lease financing	—	1,264	—	—	1,264
Consumer	62	27	—	11	100
Gross Loans Receivable	$9,600	$15,864	$25,184	$7,551	$58,199

	December 31, 2010
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Real estate — commercial	$4,098	$10,676	$23,730	$—	$38,504
Commercial and industrial	3,843	3,124	1,765	—	8,732
Real estate — residential	—	343	—	7,525	7,868
Construction and land development	1,894	—	—	—	1,894
Lease financing	—	1,359	—	—	1,359
Consumer	365	29	—	146	540
Gross Loans Receivable	$10,200	$15,531	$25,495	$7,671	$58,897

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets. As of March 31, 2011, there were $4.5 million in nonperforming assets.  However, nonperforming assets were significantly reduced on May 4, 2011, when the Bank sold its OREO property for no net gain or loss.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	March 31, 2011	December 31, 2010
Nonaccrual loans and leases	$2,406	$1,783
Other impaired loans	287	337
Total nonperforming loans	2,693	2,120
Other real estate owned	1,838	1,838
Total nonperforming assets	$4,531	$3,958

Nonperforming loans	$2,693	$2,120
Allocated allowance for loan losses to nonperforming loans	(118)	(87)
Net investment in nonperforming loans	$2,575	$2,033

Accruing loans past due 90 days or more	—	44
Loans past due 30-89 days	$493	$187

Loans charged-off, year-to-date	$—	$765
Recoveries, year-to-date	—	—
Net charge-offs, year-to-date	$—	$765
Allowance for loan losses	$1,175	$1,175

Allowance for loan losses to loans, net of deferred fees/expenses	2.02%	2.00%
Allowance for loan losses to nonaccrual loans	48.83%	65.90%
Allowance for loan losses to nonperforming loans	43.63%	55.42%
Nonaccrual loans to loans, net of deferred fees/expenses	4.63%	3.03%
Loans 30-89 days past due to loans, net of deferred fees/expenses	0.84%	0.31%
Nonperforming assets to total assets	3.24%	2.82%

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off.  At March 31, 2011, Solera National Bank had substandard loans totaling $5.0 million, a doubtful loan totaling $268,000, and no loans classified as loss.  Of the $5.0 million in substandard loans, only $928,000 was 30 days or more past due.  As of December 31, 2010, the Bank had $5.2 million classified as substandard, one loan for $161,000 classified as doubtful and no loans classified as loss.

Allowance for Loan Losses

Implicit in Solera National Bank’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan losses.  The Bank’s allowance for estimated loan losses is based on a number of quantitative and qualitative factors.  Factors used to assess the adequacy of the allowance for loan losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss, changes in the size, composition and concentrations of the loan portfolio, general economic conditions, and changes in the legal and regulatory environment, among others.  In addition, because the Bank has a limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels of reserves.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.2 million, or 2.02% of outstanding principal as of March 31, 2011.  We did not recognize any provision for loan losses during the first quarter of 2011 reflecting stabilizing asset quality and minimal change in the size of the Bank’s loan portfolio.  This is compared to $115,000 of provision expense during the first quarter of 2010, which primarily reflected growth in the loan portfolio.

The following table sets forth the allowance for loan losses activity for the first quarter 2011 and 2010:

($ in thousands)	2011	2010
Balance at beginning of year	$1,175	$830
Provision charged to expense	—	115
Loans charged-off:
Real estate — commercial	—	—
Commercial and industrial	—	—
Real estate — residential	—	—
Construction and land development	—	—
Lease financing	—	—
Consumer	—	—
Total loans charged-off	—	—
Recoveries on loans previously charged-off	—	—
Balance at end of year	$1,175	$945

Net charge-offs to average gross loans	—%	—%

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons. During the three months ended March 31, 2011 and 2010, the Bank did not record any loan charge-offs.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $6.9 million and $8.3 million as of March 31, 2011 and December 31, 2010, respectively.

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

Borrowings

As of March 31, 2011, the Bank had $5.5 million in fixed-rate borrowings from the Federal Home Loan Bank of Topeka (FHLB) with varying maturity dates between April 2011 and June 2013 and a weighted-average fixed interest rate of 4.19%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $9.4 million with various correspondent banks.  Additionally, the Bank has access to a $3.0 million secured Federal Funds line with a correspondent bank and access to the Federal Discount window.  As of March 31, 2011, the Company had no balances outstanding on these lines.

Loan Commitments

At March 31, 2011, the Company had $6.9 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

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

In December 2010, the OCC established minimum capital ratios on the Bank which require Tier 1 capital to average assets of 9.0% and total risk-based capital to risk-weighted assets of 12.0%.  As of March 31, 2011, the Bank’s ratios are substantially over these revised thresholds. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at March 31, 2011:

	Risk-based		Leverage
($ in thousands)	Tier 1	Total capital	Tier 1
Actual regulatory capital	$15,469	$16,577	$15,469
Well-capitalized requirement	5,314	8,856	6,850
Excess regulatory capital	$10,155	$7,721	$8,619
Capital ratios	17.5%	18.7%	11.3%
Minimum capital requirement	4.0%	8.0%	4.0%
Individual minimum capital requirement(1)	NA	12.0%	9.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

(1) In December 2010, the OCC established these minimum capital ratios for the Bank.

Liquidity

The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends until we have received prior written determination of no supervisory objection from the Assistant Deputy Comptroller of the Western Division of the OCC.

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

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues certificates of deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Company to service its depositors’ needs.  As of March 31, 2011 and December 31, 2010, the Bank had $5.4 million and $5.2 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates. As of March 31, 2011, the loan to deposit ratio was 51% a decrease from 53% at December 31, 2010.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $55.9 million of available funding as of March 31, 2011, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.4 million with three correspondent banks.  Each of these lines expires during 2011, however, it is anticipated that the Bank will be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis.

The Company had cash and cash equivalents of $1.1 million, or 0.8% of total assets, at March 31, 2011.  Additionally, the Company had $76.7 million in available-for-sale investment securities, or 55% of total assets, at

March 31, 2011.  Management feels Solera National Bank should have adequate liquidity to meet anticipated future funding needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

10.1

Separation agreement by and between Solera National Bancorp, Inc., Solera National Bank and Mark Martinez dated April 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K/A filed on April 15, 2011).

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: May 13, 2011	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

10.1

Separation agreement by and between Solera National Bancorp, Inc., Solera National Bank and Mark Martinez dated April 12, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s 8-K/A filed on April 15, 2011).

31.1	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.