Form 10-Q
period 2011-06-30
Solera National Bancorp, Inc.
filed 2011-08-12
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 10, 2011, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

•                  interest rate volatility could negatively impact our business;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of June 30, 2011 and December 31, 2010

(unaudited)

	June 30,	December 31,
($ in thousands, except share data)	2011	2010
ASSETS
Cash and due from banks	$1,023	$936
Federal funds sold	3,400	—
Total cash and cash equivalents	4,423	936

Interest-bearing deposits with banks	1,106	266
Investment securities, available-for-sale	74,290	76,313

Gross loans	58,944	58,897
Net deferred (fees)/expenses	(55)	(75)
Allowance for loan and lease losses	(1,284)	(1,175)
Net loans	57,605	57,647

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stocks	1,117	1,168
Other real estate owned	—	1,838
Premises and equipment, net	657	731
Accrued interest receivable	643	759
Prepaid Federal Deposit Insurance Corporation (FDIC) premiums	167	278
Other assets	170	211
Total assets	$140,178	$140,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$2,405	$1,891
Interest-bearing demand	10,769	11,605
Savings and money market	61,929	57,132
Time deposits	38,390	40,327
Total deposits	113,493	110,955

Securities sold under agreements to repurchase	480	143
Federal funds purchased	—	200
Accrued interest payable	64	91
Accounts payable	141	260
FHLB advances	6,500	10,000
Other liabilities	270	173
Total liabilities	$120,948	$121,822

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding	$26	$26
Additional paid-in capital	26,095	25,980
Accumulated deficit	(7,965)	(7,882)
Accumulated other comprehensive income	1,074	201
Total stockholders’ equity	$19,230	$18,325
Total liabilities and stockholders’ equity	$140,178	$140,147

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010

(unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
($ in thousands, except share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$847	$876	$1,671	$1,602
Interest on federal funds sold	1	1	1	2
Interest on investment securities	646	719	1,319	1,548
Dividends on FHLB and FRB stocks	8	10	17	22
Other interest income	1	1	2	6
Total interest income	1,503	1,607	3,010	3,180
Interest expense:
Deposits	354	492	723	1,010
FHLB advances	49	68	106	144
Federal funds purchased and securities sold under agreements to repurchase	2	1	4	3
Other borrowings	1	2	3	5
Total interest expense	406	563	836	1,162

Net interest income	1,097	1,044	2,174	2,018

Provision for loan and lease losses	120	180	120	295
Net interest income after provision for loan and lease losses	977	864	2,054	1,723
Noninterest income:
Service charges and fees	19	19	37	36
Gain on available-for-sale securities	225	268	223	531
Total noninterest income	244	287	260	567
Noninterest expense:
Salaries and employee benefits	612	593	1,317	1,137
Occupancy	127	142	260	281
Professional fees	99	55	225	185
Other general and administrative	283	253	595	476
Total noninterest expense	1,121	1,043	2,397	2,079

Net income (loss) before income taxes	100	108	(83)	211

Income taxes	—	—	—	—

Net income (loss)	$100	$108	$(83)	$211

Basic earnings (loss) per share	0.04	0.04	(0.03)	0.08

Diluted earnings (loss) per share	0.04	0.04	(0.03)	0.08

Weighted-average common shares
Basic	2,553,671	2,553,671	2,553,671	2,553,671
Diluted	2,553,671	2,553,671	2,553,671	2,553,671

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Six Months Ended June 30, 2011 and 2010 (unaudited)

			Additional		Accumulated Other
($ in thousands, except share data)	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2009	2,553,671	$26	$25,768	$(8,016)	$956	$18,734
Stock-based compensation	—	—	92	—	—	92
Comprehensive income:
Net income	—	—	—	211	—	211
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	1,621	1,621
Less: reclassification adjustment for net gains included in income	—	—	—	—	(531)	(531)
Total comprehensive income						1,301
Balance at June 30, 2010	2,553,671	$26	$25,860	$(7,805)	$2,046	$20,127

Balance at December 31, 2010	2,553,671	$26	$25,980	$(7,882)	$201	$18,325
Stock-based compensation	—	—	115	—	—	115
Comprehensive income:
Net loss	—	—	—	(83)	—	(83)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	1,096	1,096
Less: reclassification adjustment for net gains included in income	—	—	—	—	(223)	(223)
Total comprehensive income						790
Balance at June 30, 2011	2,553,671	$26	$26,095	$(7,965)	$1,074	$19,230

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010

(unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) / income	$(83)	$211
Adjustments to reconcile net (loss) / income to net cash provided by operating activities:
Depreciation and amortization	76	88
Provision for loan and lease losses	120	295
Net accretion of deferred loan fees/expenses	(12)	(31)
Net amortization of premiums on investment securities	308	233
Gain on available-for-sale investment securities	(223)	(531)
Federal Home Loan Bank stock dividend	(2)	(7)
Recognition of stock-based compensation on stock options	115	92
Changes in operating assets and liabilities:
Accrued interest receivable	116	54
Other assets	41	24
Prepaid FDIC premiums	111	102
Accrued interest payable	(27)	9
Accounts payable and other liabilities	—	(100)
Deferred loan fees/expenses, net	(8)	—
Net cash provided by operating activities	$532	$439

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(27,307)	$(34,837)
Proceeds from sales of investment securities, available-for-sale	25,058	23,564
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	5,060	11,128
Loan originations, net of payments received	(58)	(10,448)
Redemption of FRB stock	53	9
Purchase of premises and equipment	(2)	(8)
Proceeds from sale of foreclosed properties	1,838	—
Purchase of interest-bearing deposits with banks	(1,000)	(1,005)
Maturity of interest-bearing deposits with banks	160	3,524
Net cash provided by / (used in) investing activities	$3,802	$(8,073)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$2,538	$7,944
Net increase in federal funds purchased and securities sold under agreements to repurchase	137	509
Repayment of FHLB advances	(3,500)	(2,250)
Principal payments on capital lease	(22)	(21)
Net cash (used in) / provided by financing activities	$(847)	$6,182

Net increase (decrease) in cash and cash equivalents	$3,487	$(1,452)

CASH AND CASH EQUIVALENTS
Beginning of period	936	2,516
End of period	$4,423	$1,064
(continued)

Solera National Bancorp, Inc.

Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010, (continued)

(unaudited)

	For the Six Months Ended June 30,
($ in thousands)	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$863	$1,153
Income taxes paid	$—	$—
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$873	$1,090

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ORGANIZATION

Solera National Bancorp, Inc. (the “Company”), is a Delaware corporation that was incorporated in 2006 to organize and serve as the holding company for our subsidiary, Solera National Bank (the “Bank” and collectively with the Company, sometimes referred to as “we”, “us”, and “our”), a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service community, commercial bank headquartered in Lakewood, Colorado primarily serving the six-county Denver metropolitan area.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2011, and the results of its operations for the three and six months ended June 30, 2011 and 2010.  Cash flows are presented for the six months ended June 30, 2011 and 2010.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net income/(loss) for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.

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

Provision and allowance for loan and lease losses:  Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loans being made and the creditworthiness of the borrowers over the terms of the loans.  The allowance for loan and lease losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio.  The evaluation of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan and lease losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs.  In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels until the Bank has sufficient historical data to see trends in our own loss history.  The allowance for loan and lease losses is increased by provisions charged to expense and reduced by loans charged-off, net of recoveries.  Loan losses are charged against the allowance for loan and lease losses when management believes the loan balance is uncollectible.

The Company has established a formal process for determining an adequate allowance for loan and lease losses.  The allowance for loan and lease losses calculation has two components.  The first component represents the allowance for loan and lease losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable.  To determine this component of the calculation, impaired loans are individually evaluated by either discounting the expected future cash flows or determining the fair value of the collateral, if repayment is expected solely from collateral.  The fair value of the collateral is determined using internal analyses as well as third-party information, such as appraisals.  That value, less estimated costs to sell, is compared to the recorded investment in the loan and any shortfall is charged-off.  Unsecured loans and loans that are not collateral-dependent are evaluated by calculating the discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The shortfall between the recorded investment in the loan and the discounted cash flows, or the fair value of the collateral less estimated costs to sell, represents the first component of the allowance for loan and lease losses.

The second component of the allowance for loan and lease losses represents contingent losses — the estimated probable losses inherent within the portfolio due to uncertainties.  Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non real estate secured loans include general economic conditions as well as interest rate changes.  We aggregate our loans into portfolio segments including:  Commercial Real Estate Secured; Residential Real Estate Secured; Commercial and Industrial; and Consumer.  We then evaluate the above factors by segment and assign probable loss ranges to each segment.  The aggregate of these segments represents the contingent losses in the portfolio.

The recorded allowance for loan and lease losses is the aggregate of the impaired loans component and the contingent loss component.  Our methodology for estimating the allowance has not changed during the current or prior reporting period and is consistent across all portfolio segments and classes of loans.

At June 30, 2011, the Company had an allowance for loan and lease losses of $1.3 million.  Management believes that this allowance for loan and lease losses is adequate to cover probable losses based on all currently available evidence.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.

Loans receivable:  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs, the allowance for loan and lease losses, and net of any deferred fees or costs on originated loans.

Credit and loan decisions are made by management and the Board of Directors of the Company (the “Board of Directors”) in conformity with loan policies established by the Board of Directors.  The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.

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

Interest and fees on loans:  Interest income is recognized daily in accordance with the terms of the note based on the outstanding principal balance.  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  Generally, the accrual of interest on loans is discontinued when principal or interest is 90 days past due based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the loan’s principal balance is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and interest.

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

Recently Issued Accounting Pronouncements

In July 2010, the FASB updated disclosure requirements with respect to the credit quality of loans and leases and the allowance for credit losses.  According to the guidance there are two levels of detail at which credit information will be presented — the portfolio segment level and the class level.  The portfolio segment level is the aggregated level used by the company in developing its systematic method for calculating the allowance for credit losses.  The class level represents a more detailed level of categorization than the portfolio segment level.  Companies are required to provide new or amended disclosures as a result of this update geared towards providing more detail about the company’s allowance for loan and lease losses, nonaccrual and impaired loans and leases, credit quality indicators and past due statistics, among other things.  The increased disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled debt restructurings, which were deferred in December 2010 and will become effective for periods beginning on or after June 15, 2011.  The provisions of this update expanded our disclosures with respect to the allowance for loan and lease losses.

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

In May 2011, the FASB issued an accounting standard update to achieve common fair value measurement and disclosure in U.S. GAAP and International Financial Reporting Standards (IFRS).  The amendments explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments might affect practice for some entities that were using the in-use valuation premise to measure the fair value of financial assets.  The amendments require additional disclosure about the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy specifically requiring quantitative information.  The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted and the provisions are to be applied prospectively.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity.  Instead, this update requires the components of other comprehensive income to be presented in either a single continuous statement or two separate but consecutive statements of total comprehensive income, the components of net income and the components of other comprehensive income.  Additionally, the update requires that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements.  The guidance in this update is effective for fiscal and interim periods beginning after December 15, 2011.  However, early adoption is permitted and the guidance must be applied retrospectively when adopted.  The provisions of this update are expected to change the Company’s presentation of other comprehensive income but are not expected to have any impact on the Company’s financial position, results of operations or cash flows.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$1,357	$46	$—	$1,403
Corporate	11,967	219	(161)	12,025
State and municipal	12,742	575	(12)	13,305
Residential agency mortgage-backed securities (“MBS”)	47,150	529	(122)	47,557
Total securities available-for-sale	$73,216	$1,369	$(295)	$74,290

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,841	$36	$(25)	$5,852
Corporate	11,486	177	(190)	11,473
State and municipal	22,936	361	(472)	22,825
Residential agency MBS	35,849	614	(300)	36,163
Total securities available-for-sale	$76,112	$1,188	$(987)	$76,313

The amortized cost and estimated fair value of debt securities by contractual maturity at June 30, 2011 and December 31, 2010 are shown below.  Agency mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are routinely received on agency mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	June 30, 2011		December 31, 2010
	Amortized	Estimated Fair	Amortized	Estimated Fair
($ in thousands)	Cost	Value	Cost	Value
Securities available-for-sale
Due within one year	$—	$—	$—	$—
Due after one year through five years	6,912	7,086	4,329	4,439
Due after five years through ten years	20,863	21,387	30,862	30,672
Due after ten years	45,441	45,817	40,921	41,202
Total securities available-for-sale	$73,216	$74,290	$76,112	$76,313

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of June 30, 2011 and December 31, 2010.

	June 30, 2011
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$—	$—	—	$—	$—	—	$—	$—	—
Corporate	5,639	(139)	10	1,477	(22)	2	7,116	(161)	12
State and municipal	605	(12)	1	—	—	—	605	(12)	1
Residential agency MBS	16,579	(122)	18	—	—	—	16,579	(122)	18
Total temporarily-impaired	$22,823	$(273)	29	$1,477	$(22)	2	$24,300	$(295)	31

	December 31, 2010
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$1,975	$(25)	4	$—	$—	—	$1,975	$(25)	4
Corporate	6,625	(190)	11	—	—	—	6,625	(190)	11
State and municipal	12,634	(472)	22	—	—	—	12,634	(472)	22
Residential agency MBS	16,723	(300)	17	—	—	—	16,723	(300)	17
Total temporarily-impaired	$37,957	$(987)	54	$—	$—	—	$37,957	$(987)	54

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more likely than not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  Only two securities were in a continuous unrealized loss position for 12 months or longer as of June 30, 2011.  Management believes this decline is related to interest rate changes and that the entire amortized cost basis of the security will be collected.  Further, the Company has the intent to hold the securities in an unrealized loss position as of June 30, 2011 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above, are not other than temporarily impaired.  Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2010, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $1.1 million at June 30, 2011, an improvement over the $201,000 net unrealized gain at December 31, 2010.

Sales of available-for-sale securities were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Proceeds	$13,708	$9,314	$25,058	$23,564
Gross gains	$206	$272	$352	$553
Gross losses	$(48)	$(4)	$(129)	$(22)

During the first quarter 2011, the Company recognized $67,000 of loss on available-for-sale securities related to other than temporary impairment on five securities that management had the intent to sell before recovery of value.  Those five securities were sold during the second quarter for a net loss of $48,000, a $19,000 improvement from their March 31, 2011 estimated fair values.

Realized gains and losses on sales are computed on a specific identification basis, based on amortized cost on the date of sale.

Securities with carrying values of $21.1 million at June 30, 2011 and $22.7 million at December 31, 2010, were pledged as collateral to secure public deposits, borrowings from the Federal Home Loan Bank, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The composition of the loan portfolio follows:

($ in thousands)	June 30, 2011	December 31, 2010
Commercial real estate	$40,033	$38,504
Commercial and industrial	7,953	8,732
Residential real estate	8,437	7,868
Construction and land development	1,296	1,894
Lease financing	1,168	1,359
Consumer	57	540
Gross loans	58,944	58,897
Less: Deferred loan (fees) / expenses, net	(55)	(75)
Allowance for loan and lease losses	(1,284)	(1,175)

Loans, net	$57,605	$57,647

No loans were purchased during first or second quarter 2011.  During second quarter 2010, the Company purchased loans totaling approximately $2.6 million from banks and other entities.  During the first six months of 2010, the Company purchased loans totaling approximately $3.7 million from banks and other entities.

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

There were approximately $1.9 million and $2.1 million in loans receivable from related parties at June 30, 2011 and December 31, 2010, respectively.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2011 and 2010 is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010

Balance, beginning of period	$1,175	$945	$1,175	$830
Loans charged-off	(11)	(185)	(11)	(185)
Recoveries on loans previously charged-off	—	—	—	—
Provision for loan and lease losses	120	180	120	295
Balance, end of period	$1,284	$940	$1,284	$940

The following allowance for loan and lease loss disclosures are broken out by portfolio segment.  Portfolio segment is defined, under current U.S. GAAP, as the level of aggregation used by the Company to calculate its allowance for loan and lease losses.  Our portfolio segments are based on how loans are categorized on the Consolidated Report of Condition and Income (Call Report), which is primarily based on the collateral securing the loan.  We have four main portfolio segments as follows:

Commercial Real Estate Secured – loans secured by nonfarm, nonresidential properties

Residential Real Estate Secured – loans secured by 1-4 family residential properties or land

Commercial and Industrial – loans to businesses not secured by real estate, and

Consumer – loans to individuals not secured by real estate.

The portfolio segment categorization of loans differs from the categorization shown in Note 4 – Loans.  Segment categorization is based on the Call Report and the loan’s underlying collateral while the loan categorization in Note 4 – Loans is based on the loan’s purpose as determined during the underwriting process.

The following tables identify the recorded investment in loans and the related allowance that corresponds to individual versus collective impairment evaluation as derived from the Company’s systematic methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 2 – Basis of Presentation, Critical Accounting Policies, Provision and allowance for loan and lease losses).  These tables present the ending balances in loans and allowance for loan and lease losses, broken down by portfolio segment as of June 30, 2011 and December 31, 2010.  Additionally, the tables provide a rollforward by portfolio segment of the allowance for loan and lease losses for the three and six months ended June 30, 2011.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended June 30, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at March 31, 2011	$581	$338	$255	$1	$1,175
Charge-offs	(11)	—	—	—	(11)
Recoveries	—	—	—	—	—
Provision for loan and lease losses	153	94	(127)	—	120
Balance at June 30, 2011	$723	$432	$128	$1	$1,284

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Six Months Ended June 30, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2010	$524	$314	$336	$1	$1,175
Charge-offs	(11)	—	—	—	(11)
Recoveries	—	—	—	—	—
Provision for loan and lease losses	210	118	(208)	—	120
Balance at June 30, 2011	$723	$432	$128	$1	$1,284

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
June 30, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$1,249	$520	$580	$—	$2,349
Collectively evaluated for impairment	35,775	12,382	8,381	57	56,595
Total	$37,024	$12,902	$8,961	$57	$58,944
Allowance for loan and lease losses
Individually evaluated for impairment	$—	$74	$66	$—	$140
Collectively evaluated for impairment	723	358	62	1	1,144
Total	$723	$432	$128	$1	$1,284

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2010
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$1,290	$689	$141	$—	$2,120
Collectively evaluated for impairment	34,403	12,377	9,951	46	56,777
Total	$35,693	$13,066	$10,092	$46	$58,897
Allowance for loan and lease losses
Individually evaluated for impairment	$—	$87	$—	$—	$87
Collectively evaluated for impairment	524	227	336	1	1,088
Total	$524	$314	$336	$1	$1,175

Impaired Loans

The following tables provide detail of impaired loans broken out according to class as of June 30, 2011 and December 31, 2010. The class level represents a slightly more detailed level than the portfolio segment level. During the second quarter 2011, the Company modified the following disclosure by adding additional classes in order to provide more detail about our loan portfolio. As such, the December 31, 2010 tables have been re-cast to conform to the new presentation. The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans were on nonaccrual status and therefore did not have interest accruing. The unpaid principal balance represents the unpaid principal prior to any partial charge-off.

	Impaired Loans by Class as of June 30, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
Commercial real estate — owner-occupied	$879	$879	$—	$885	$—
Commercial real estate	370	590	—	381	—
Commercial and industrial	464	464	—	563	10
Residential real estate	331	331	—	331	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$2,044	$2,264	$—	$2,160	$10

Impaired loans with a related allowance
Commercial real estate — owner-occupied	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Commercial and industrial	116	116	66	127	2
Residential real estate	189	560	74	209	1
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$305	$676	$140	$336	$3

Total impaired loans
Commercial real estate — owner-occupied	$879	$879	$—	$885	$—
Commercial real estate	370	590	—	381	—
Commercial and industrial	580	580	66	690	12
Residential real estate	520	891	74	540	1
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$2,349	$2,940	$140	$2,496	$13

	Impaired Loans by Class as of December 31, 2010
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
Commercial real estate — owner-occupied	$898	$898	$—	$898	$—
Commercial real estate	—	—	—	—	—
Commercial and industrial	141	141	—	143	8
Residential real estate	527	527	—	1,851	7
Construction and land development	393	603	—	594	—
Consumer	—	—	—	—	—
Total	$1,959	$2,169	$—	$3,486	$15

Impaired loans with a related allowance
Commercial real estate — owner-occupied	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Construction and land development	161	532	87	262	—
Consumer	—	—	—	—	—
Total	$161	$532	$87	$262	$—

Total impaired loans
Commercial real estate — owner-occupied	$898	$898	$—	$898	$—
Commercial real estate	—	—	—	—	—
Commercial and industrial	141	141	—	143	8
Residential real estate	527	527	—	1,851	7
Construction and land development	554	1,135	87	856	—
Consumer	—	—	—	—	—
Total	$2,120	$2,701	$87	$3,748	$15

The impaired loans without a valuation allowance did not have a related allowance because they have either been partially charged-off, bringing them to their net realizable value, or are well-secured.

Troubled debt restructurings are included in impaired loans above.  At June 30, 2011, there were three loans totaling $1.3 million with terms that were modified in a troubled debt restructuring (TDR).  Of those, two TDRs had no specific allowance for loan and lease losses because the loans are well collateralized or have been partially charged-off to their net realizable values.  At December 31, 2010, there were four loans for $1.5 million with terms that were modified in a TDR, with no specific allowance for loan and lease losses because the loans were well collateralized.  The Company has not committed additional funds to the borrowers whose loans are classified as a TDR.  There were no TDRs at June 30, 2010.

Age Analysis of Loans

The following tables summarize, by class, the Bank’s past due and nonaccrual loans as of the dates indicated.

	Age Analysis of Loans by Class as of June 30, 2011
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
Commercial real estate — owner-occupied	$—	$—	$—	$879	$879	$18,651	$19,530
Commercial real estate	913	—	—	370	1,283	15,322	16,605
Commercial and industrial	—	—	—	580	580	8,382	8,962
Residential real estate	—	—	58	462	520	11,974	12,494
Construction and land development	—	—	—	—	—	1,296	1,296
Consumer	—	—	—	—	—	57	57
Total	$913	$—	$58	$2,291	$3,262	$55,682	$58,944

	Age Analysis of Loans by Class as of December 31, 2010
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
Commercial real estate — owner-occupied	$—	$—	$—	$898	$898	$19,622	$20,520
Commercial real estate	—	—	—	—	—	13,857	13,857
Commercial and industrial	—	—	44	—	44	10,047	10,091
Residential real estate	187	—	—	331	518	11,452	11,970
Construction and land development	—	—	—	554	554	1,859	2,413
Consumer	—	—	—	—	—	46	46
Total	$187	$—	$44	$1,783	$2,014	$56,883	$58,897

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

Substandard:

Loans in this category are inadequately protected by the current sound worth and paying capacity of the borrower or the collateral pledged, if any. These loans have well-defined weaknesses that jeopardize the liquidation of the debt and have the distinct possibility that the Bank will sustain some loss if the deficiencies are not corrected.

Doubtful:

Loans in this category have all the weaknesses inherent in those classified as substandard, above, with the added characteristic that the weaknesses make the collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loss:	Loans in this category are deemed not collectible and are charged-off.

Loans not meeting any of the definitions above are considered to be pass-rated loans.

As of June 30, 2011, and based on the most recent analysis performed during the month of June 2011, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of June 30, 2011
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate — owner-occupied	$16,555	$—	$2,975	$—	$19,530
Commercial real estate	14,633	689	1,283	—	16,605
Commercial and industrial	8,191	97	558	116	8,962
Residential real estate	10,294	—	2,069	131	12,494
Construction and land development	—	—	1,296	—	1,296
Consumer	57	—	—	—	57
Total	$49,730	$786	$8,181	$247	$58,944

As of December 31, 2010, and based on the most recent analysis performed during the month of December 2010, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of December 31, 2010
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate — owner-occupied	$17,411	$1,017	$2,092	$—	$20,520
Commercial real estate	13,857	—	—	—	13,857
Commercial and industrial	7,244	1,974	873	—	10,091
Residential real estate	9,949	1,494	527	—	11,970
Construction and land development	358	179	1,715	161	2,413
Consumer	46	—	—	—	46
Total	$48,865	$4,664	$5,207	$161	$58,897

The following table summarizes information regarding impaired loans at the dates indicated:

($ in thousands)	June 30, 2011	June 30, 2010

Impaired loans with a valuation allowance:	$305	$—
Impaired loans without a valuation allowance:	2,044	815
Total impaired loans	$2,349	$815
Valuation allowance related to impaired loans	$140	$—
YTD interest income recognized during impairment	$10	$—

Troubled debt restructurings are included in impaired loans above.

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	June 30, 2011		December 31, 2010
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,405	2%	$1,891	2%
Interest-bearing demand	10,769	10	11,605	10
Money market accounts	9,182	8	10,902	10
Savings accounts	52,747	46	46,230	42
Time deposits	38,390	34	40,327	36
Total deposits	$113,493	100%	$110,955	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at June 30, 2011 and December 31, 2010 was approximately $4.1 million and $4.5 million, respectively.

NOTE 7 — STOCK-BASED COMPENSATION

Under the terms of the Company’s Stock Incentive Plan, (the “Plan”), employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $54,000 and $46,000 during the three months ended June 30, 2011 and 2010, respectively and $115,000 and $92,000 during the six months ended June 30, 2011 and 2010, respectively.

The Company accounts for its stock-based compensation under the provisions of ASC 718-20 — Stock Compensation — Awards Classified as Equity.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 3,000 and 1,250 options during the second quarter 2011 and 2010, respectively, as incentive compensation to newly hired employees.

During the three months ended June 30, 2011, no options were forfeited and 1,000 vested options expired unexercised.  During the second quarter 2010, 1,282 options were forfeited and 1,844 vested options expired unexercised.  No options were exercised during the three or six months ended June 30, 2011 or 2010.  The Company recognized expense for approximately 30,000 options, representing a pro-rata amount of the options earned during the second quarter 2011 that are expected to vest.  As of June 30, 2011, there was approximately $130,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.5 years.

The following is a summary of the Company’s outstanding stock options and related activity for the six-months ended June 30, 2011:

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price
Outstanding at December 31, 2010	367,790	$2.43	$8.31
Granted	44,000	0.64	3.00
Exercised	—	—	—
Forfeited	(14,020)	2.29	8.90
Expired	(1,000)	1.32	5.90
Outstanding at June 30, 2011	396,770	2.24	8.66

The following is a summary of the Company’s outstanding stock options and related activity for the six months ended June 30, 2010:

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price
Outstanding at December 31, 2009	305,353	$2.44	$9.19
Granted	17,750	1.21	5.29
Exercised	—	—	—
Forfeited	(5,688)	1.77	7.52
Expired	(4,657)	2.44	9.33
Outstanding at June 30, 2010	312,758	2.38	9.00

NOTE 8 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010
Data processing	$77	$65	$155	$132
FDIC Assessment	38	53	117	96
Regulatory and reporting fees	48	38	82	64
Marketing and promotions	25	26	41	42
Directors’ fees	22	—	45	—
Printing, stationery and supplies	7	9	14	17
Loan and collection expense	16	2	35	6
Travel and entertainment	5	16	15	24
Telephone/communication	12	11	23	21
Dues and memberships	7	6	13	17
Insurance	6	6	12	12
Postage and shipping	3	4	7	9
Franchise taxes	3	3	7	10
ATM and debit card fees	3	3	7	9
Training and education	3	2	7	4
Miscellaneous	8	9	15	13
Total	$283	$253	$595	$476

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

At June 30, 2011 and December 31, 2010, $6.9 million and $8.3 million of commitments, respectively, were outstanding in which the contract amounts represent credit risk.

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

NOTE 10 — FAIR VALUE

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of June 30, 2011 and December 31, 2010, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2011
Investment securities, available-for-sale:
U.S. government agencies	$—	$1,403	$—	$1,403
Corporate	—	12,025	—	12,025
State and municipal	—	13,305	—	13,305
Residential agency MBS	—	47,557	—	47,557
Total	$—	$74,290	$—	$74,290
Assets at December 31, 2010
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,852	$—	$5,852
Corporate	—	11,473	—	11,473
State and municipal	—	22,825	—	22,825
Residential agency MBS	—	36,163	—	36,163
Total	$—	$76,313	$—	$76,313

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2011
Impaired loans (Financial)	$—	$—	$2,246	$2,246
Other real estate owned (Non-financial)	$—	$—	$—	$—
Assets at December 31, 2010
Impaired loans (Financial)	$—	$—	$2,060	$2,060
Other real estate owned (Non-financial)	$—	$—	$1,976	$1,976

Impaired loans, which are measured for impairment using either the fair value of collateral or present value of expected cash flows, had carrying amounts at June 30, 2011 totaling $2.3 million after partial charge-offs totaling $591,000.  In addition, these loans have a specific valuation allowance of $140,000 at June 30, 2011 and $37,000 of estimated selling costs which reduced the carrying value.  Of the $2.3 million of impaired loans at June 30, 2011, $674,000 were carried at fair value adjusted for the aforementioned charge-offs, estimated selling costs and specific valuation allowance.  The remaining $1.7 million were carried at cost at June 30, 2011, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

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

Other real estate owned, consisting of one property, had a carrying amount of $1.8 million at December 31, 2010.  The property was sold during the second quarter 2011 at no gain or loss to the Company.

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

Investment in Federal Home Loan Bank and Federal Reserve Bank stocks:  It is not practical to determine the fair value of bank stocks due to the restrictions placed on the transferability of FHLB stock and FRB stock.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

	June 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
($ in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$4,423	$4,423	$936	$936
Interest-bearing deposits with banks	1,106	1,106	266	266
Investment securities	74,290	74,290	76,313	76,313
Loans, net	57,605	57,479	57,647	57,604
FHLB and FRB stocks	1,117	NA	1,168	NA
Accrued interest receivable	643	643	759	759

Financial Liabilities:
Deposits, demand, savings and money market	$75,103	$75,103	$70,628	$70,628
Time deposits	38,390	38,770	40,327	40,777
Securities sold under agreements to repurchase	480	480	143	143
Federal funds purchased	—	—	200	200
FHLB advances	6,500	6,658	10,000	10,243
Accrued interest payable	64	64	91	91

NOTE 11 — CONSENT ORDER

On December 16, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, Solera National Bank consented and agreed to the issuance of an Amended Consent Order (the “Consent Order”) by the Office of the Comptroller of the Currency (OCC). The Consent Order replaces and supersedes the consent order entered into on March 18, 2010 by the Bank.  The provisions of the Consent Order shall remain effective and enforceable, except to the extent that, and until such time as, any provisions of the Consent Order have been amended, suspended, waived, or terminated in writing by the OCC.  The Consent Order is based on the findings of the OCC during an examination that began on September 6, 2010 and requires the Bank to submit written plans within certain timeframes to address the following items, among others: compliance with the Bank Secrecy Act, revisions to the Bank’s loan policy and procedures, weaknesses in the Bank’s credit risk management and underwriting, and credit risk associated with the Bank’s Home Equity Line of Credit portfolio.  For a complete description of the items in the Stipulation and

Consent Order please see Exhibits 10.16 and 10.17 to our Annual Report on Form 10-K filed with the SEC on March 23, 2011.

Since the completion of the examination, the Bank and its Board of Directors have taken steps to address the findings of the examination and have addressed the matters in the Consent Order by the deadline dates. The Bank did not admit any wrongdoing in entering into the Consent Order, and in connection with the actions outlined in the Consent Order, is committed to establishing stronger banking practices.

NOTE 12 — SUBSEQUENT EVENTS

As of the date of issuance of this Report on Form 10-Q, the Company has determined that no other subsequent event disclosure is necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of June 30, 2011 and results of operations for the three and six months ended June 30, 2011 and 2010.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Earnings are derived primarily from net interest income, which is interest income less interest expense, and noninterest income earned from gains on sales of investment securities and banking service fees, offset by noninterest expense and provision for loan and lease losses.  As the majority of assets are interest-earning and liabilities are interest-bearing, changes in interest rates impact net interest margin.  We manage interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on operating results.

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

Because we operate in Colorado, our operating results are significantly influenced by economic conditions in Colorado, particularly the health of the real estate market.  Additionally, we are subject to competition from other financial institutions and are impacted by fiscal and regulatory policies of the federal government as well as regulatory oversight by the Office of the Comptroller of the Currency, (the “OCC”).

Industry / Economic Overview

At its August 9, 2011 meeting, the Federal Open Market Committee (FOMC) decided to keep the target range for the federal funds rate at 0 to 25 basis points.  The FOMC commented that it “currently anticipates that economic conditions—including low rates of resource utilization and a subdued outlook for inflation over the medium run—are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013.”  Economic growth in 2011 has been considerably slower than the FOMC had initially expected with a deterioration in the overall labor market in recent months, flattening out of household spending, and continued weakness in the housing sector.  The FOMC indicated that they will maintain the existing policy of reinvesting principal payments from its securities holdings.  If the tepid economic recovery persists, the Federal Reserve suggested that additional policy support may be warranted and include a third round of security purchases or reducing the 25 basis point interest rate paid on bank reserves.

The unemployment rate decreased slightly from 9.4% in December 2010 to 9.1% at July 2011.  However, the unemployment rate increased during the second quarter of 2011, from 8.8% at March 2011.  Of the 8.5 million jobs lost during the recession, only 1.75 million have been regained.

As of August 1, 2011, five Colorado banks have been taken over by the FDIC contributing to the mountain of bank failures since 2009 that continue to weigh on the industry and have increased assessment rates for all banks.  In the first quarter of 2011, FDIC insured commercial banks reported a combined net income of $29 billion, the highest level in over three years.  The improvement in net income is primarily due to a reduction in loan loss provision as asset quality continues to improve.  However, weak loan demand has caused net operating revenue to decline 3.2% on a year-over-year basis.

Comparative Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended June 30, 2011 compared to the financial condition and results of operations for the three months ended June 30, 2010.

Net income for the quarter ended June 30, 2011 was $100,000, or $0.04 per share, compared with net income of $108,000, or $0.04 per share, for the second quarter of 2010.  Although the end result was substantially the same for both periods, the most notable changes between periods were as follows: 1) a $60,000 favorable variance in provision for loan and lease losses, 2) a $43,000 unfavorable variance in gain on available-for-sale securities, 2) a $78,000 unfavorable variance in noninterest expenses, 4) a $104,000 unfavorable variance in interest income offset by 5) a $157,000 favorable variance in interest expense.

As of June 30, 2011, the Company had total assets of $140.2 million, which remained substantially unchanged from December 31, 2010.  Net loans remained at $57.6 million for both June 30, 2011 and December 31, 2010.  However, the Company’s total deposits grew $2.5 million, or 2%, from $111.0 million at December 31, 2010 to $113.5 million at June 30, 2011.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

Table 1

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
($ in thousands)	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$58,154	$847	5.84%	$59,545	$876	5.90%
Investment securities**	75,115	646	3.45	73,362	719	3.93
FHLB and FRB stocks	1,116	8	2.94	1,120	10	3.58
Federal funds sold	1,431	1	0.22	1,211	1	0.20
Interest-bearing deposits with banks	1,054	1	0.42	1,227	1	0.39
Total interest-earning assets	136,870	$1,503	4.41%	136,465	$1,607	4.72%
Noninterest-earning assets	2,144			2,925
Total assets	$139,014			$139,390

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$63,148	$175	1.11%	$58,787	$227	1.55%
Interest-bearing checking accounts	11,623	34	1.16	7,876	32	1.60
Time deposits	37,555	145	1.55	43,917	233	2.13
Federal funds purchased and securities sold under agreements to repurchase	728	2	1.14	469	1	1.16
FHLB advances	4,624	49	4.25	6,724	68	4.01
Other borrowings	60	1	9.38	103	2	9.44
Total interest-bearing liabilities	117,738	$406	1.38%	117,876	$563	1.91%
Noninterest-bearing checking accounts	2,249			1,891
Noninterest-bearing liabilities	388			119
Stockholders’ equity	18,639			19,504
Total liabilities and stockholders’ equity	$139,014			$139,390

Net interest income		$1,097			$1,044

Net interest spread		3.02%			2.81%

Net interest margin		3.22%			3.07%

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

Table 2

	Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$(29)	$(8)	$(21)
Investment securities	(73)	(90)	17
FHLB and FRB stocks	(2)	(2)	—
Federal funds sold	—	—	—
Interest-bearing deposits with banks	—	—	—
Total interest income	$(104)	$(100)	$(4)

Interest expense:
Money market and savings deposits	$(52)	$(70)	$18
Interest-bearing checking accounts	2	(2)	4
Time deposits	(88)	(57)	(31)
Federal funds purchased and securities sold under agreements to repurchase	1	—	1
FHLB advances	(19)	4	(23)
Other borrowings	(1)	—	(1)
Total interest expense	$(157)	$(125)	$(32)

Net interest income	$53	$25	$28

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

For the three months ended June 30, 2011, the Company’s net interest margin increased 15 basis points from 3.07% to 3.22%.  This increase was primarily due to decreases in the rates paid on deposits, in conjunction with a favorable change in volume from higher-cost time deposits to lower cost savings and money market accounts as reflected in Table 2 above.  The impact of the cost savings achieved on interest-bearing liabilities was diminished by a 31 basis point decrease in the average yield on interest-earning assets primarily due to reduced yields on the investment portfolio combined with an unfavorable shift from higher-earning loans to lower-yielding investments.  This combination of changes, however, produced a favorable increase in the Company’s annualized net interest spread, (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) which increased 21 basis points from 2.81% at June 30, 2010 to 3.02% at June 30, 2011.

The 48 basis point decrease in the Bank’s investment portfolio in the second quarter of 2011 compared to the second quarter of 2010 is primarily due to the sale of longer-maturity, higher-yielding investments which, along with principal payments received on mortgage-backed securities, were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.

As reflected in Table 1, the cost of time deposits decreased 58 basis points quarter-over-quarter while the cost of money market and savings deposits as well as interest-bearing checking accounts decreased 44 basis points, as the Company re-priced many of its deposit products from higher promotional rates to lower, yet still competitive, rates that followed general market declines.  This was accomplished while still retaining customers.

The Company’s balance sheet is marginally asset sensitive, meaning that interest-earning assets generally reprice quicker than interest-bearing liabilities.  Therefore, the Company could experience expansion in its net interest margin during periods of rising interest rates.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition - Allowance for Loan and Lease Losses.

During the second quarter of 2011, management recognized a $120,000 provision for loan and lease losses due to an increase in classified loans.  See additional discussion below under Financial Condition - Nonperforming Loans, Leases and Assets.

Noninterest Income

Noninterest income for the quarter ended June 30, 2011 was $244,000, a decrease of $43,000 from $287,000 for the second quarter 2010.  The Company sold securities for net gains of $225,000 during the second quarter 2011.  This compared to net gains on the sale of investment securities of $268,000 during the second quarter 2010.

Service charges on deposits remained unchanged quarter-over-quarter at $19,000.

Noninterest Expense

Our total noninterest expense for the quarter ended June 30, 2011 was $1.1 million, an increase of $78,000 from second quarter 2010.  The variance was due to an increase in salaries and employee benefits of $19,000, or 3%, comprised of the following:  1) company match on 401K contributions, which began in January 2011, 2) lower salary expense deferral related to deferred expenses on loan originations which directly correlates to fewer loans closed during the second quarter 2011 compared to the second quarter 2010, and 3) increased stock option expense primarily related to new options granted.

Occupancy expense decreased $15,000 or 11% quarter-over-quarter primarily due to a renegotiation of common area maintenance charges.  Professional fees increased $44,000 or 80% quarter-over-quarter partially due to a shift in timing of internal audits and exams which occurred during the second quarter of 2011 versus the third and fourth quarters of 2010 and partially due to increased legal costs associated with troubled assets.

Other general and administrative expenses increased $30,000, or 12%, quarter-over-quarter, as detailed in the following table:

($ in thousands)	Three Months Ended June 30,		Increase/
Other general and administrative expenses:	2011	2010	(Decrease)
Data processing	$77	$65	$12
FDIC Assessment	38	53	(15)
Regulatory and reporting fees	48	38	10
Marketing and promotions	25	26	(1)
Directors’ fees	22	—	22
Printing, stationery and supplies	7	9	(2)
Loan and collection expense	16	2	14
Travel and entertainment	5	16	(11)
Telephone/communication	12	11	1
Dues and memberships	7	6	1
Insurance	6	6	—
Postage and shipping	3	4	(1)
Franchise taxes	3	3	—
ATM and debit card fees	3	3	—
Training and education	3	2	1
Miscellaneous	8	9	(1)
Total	$283	$253	$30

The most significant changes include an increase of $22,000 in directors’ fees as the Company began compensating directors for their attendance at meetings in July 2010; an increase of $14,000 in loan and collection expenses related to collection of problem loans; a $12,000 increase in data processing due to overall increases in customer and account activity; and a $10,000 increase in regulatory and reporting fees due to higher assessment rates on fees paid to the OCC (our primary regulator); partially offset by a $15,000 decrease in Federal Deposit Insurance Corporation (FDIC) fees due to a change in the calculation of assessment rates that is favorable to smaller banks; and a $11,000 decrease in travel and entertainment expense.

Comparative Results of Operations for the Six Months Ended June 30, 2011 and 2010

The following discussion focuses on the Company’s financial condition and results of operations for the six months ended June 30, 2011 compared to the financial condition and results of operations for the six months ended June 30, 2010.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank.

The Company recorded a net loss of $83,000, or ($0.03) per share, for the six months ended June 30, 2011 compared with net income of $211,000, or $0.08 per share, for the six months ended June 30, 2010.  The most notable items contributing to the decline in net income were a $318,000 unfavorable increase in noninterest expense, and a $308,000 unfavorable variance in gain on available-for-sale securities, offset by a $175,000 favorable variance in provision for loan and lease losses, and a $156,000 favorable variance in net interest income.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and average interest-bearing liabilities and the resultant annualized yields expressed in percentages.

Table 3

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
($ in thousands)	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$58,168	$1,671	5.79%	$55,520	$1,602	5.82%
Investment securities**	74,530	1,319	3.57	73,334	1,548	4.26
FHLB and FRB stocks	1,137	17	3.04	1,122	22	3.97
Federal funds sold	1,023	1	0.22	1,587	2	0.21
Interest-bearing deposits with banks	728	2	0.46	2,136	6	0.59
Total interest-earning assets	135,586	$3,010	4.48%	133,699	$3,180	4.80%
Noninterest-earning assets	2,676			2,992
Total assets	$138,262			$136,691

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$61,757	$354	1.16%	$57,472	$488	1.71%
Interest-bearing checking accounts	11,524	67	1.18	6,998	59	1.70
Time deposits	37,745	302	1.61	42,242	463	2.21
Federal funds purchased and securities sold under agreements to repurchase	664	4	1.13	420	3	1.43
FHLB advances	5,523	106	3.89	7,648	144	3.78
Other borrowings	66	3	9.47	108	5	9.48
Total interest-bearing liabilities	117,279	$836	1.44%	114,888	$1,162	2.04%
Noninterest-bearing checking accounts	2,276			2,102
Noninterest-bearing liabilities	364			358
Stockholders’ equity	18,343			19,343
Total liabilities and stockholders’ equity	$138,262			$136,691

Net interest income		$2,174			$2,018

Net interest spread		3.04%			2.76%

Net interest margin		3.23%			3.04%

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

Table 4

($ in thousands)	Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$69	$(7)	$76
Investment securities	(229)	(254)	25
FHLB and FRB stocks	(5)	(5)	—
Federal funds sold	(1)	—	(1)
Interest-bearing deposits with banks	(4)	(1)	(3)
Total interest income	$(170)	$(267)	$97

Interest expense:
Money market and savings deposits	$(134)	$(174)	$40
Interest-bearing checking accounts	8	(8)	16
Time deposits	(161)	(116)	(45)
Federal funds purchased and securities sold under agreements to repurchase	1	(1)	2
Federal Home Loan Bank advances	(38)	4	(42)
Other borrowings	(2)	—	(2)
Total interest expense	$(326)	$(295)	$(31)

Net interest income	$156	$28	$128

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

As reflected in Table 3 above, the 19 basis point increase in the Company’s net interest margin, from 3.04% at June 30, 2010 to 3.23% at June 30, 2011 is due to decreased interest expense on interest-bearing liabilities which outpaced the decline in interest income.  The cost of money market, savings and time deposits all decreased year-over-year as the Bank eliminated the promotional rates that were offered during the first two years in business along with the general decline in the level of interest rates compared to the prior year.  This enabled the Bank to save 60 basis points on the cost of interest-bearing liabilities during the six months ended June 30, 2011 as compared to the same period of 2010.  Additionally, the Company had a favorable shift in volume related to its interest-bearing liabilities as funding was shifted away from more costly FHLB advances and time deposits to less expensive money market, savings and interest-bearing checking accounts.

The Bank has recognized lower yields on interest-earning assets, decreasing 32 basis points from 4.80% for the six months ended June 30, 2010 to 4.48% for the six months ended June 30, 2011.  This decline is primarily due to a decrease in the Bank’s yield on investment securities which decreased 69 basis points during this time period.  This decrease is primarily due to the sale of longer-maturity, higher-yielding investments, along with principal payments received on mortgage-backed securities, which were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.

The Company’s balance sheet is currently marginally asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities. Therefore, the Company could experience expansion in its net interest margin during periods of rising short-term interest rates.

Total interest income was $3.0 million for the six months ended June 30, 2011, consisting primarily of interest on loans of $1.7 million and interest on investment securities of $1.3 million.  Average gross loans, net of unearned fees, increased $2.6 million, from $55.5 million at June 30, 2010 to $58.2 million at June 30, 2011.  Average investment securities increased $1.2 million from $73.3 million at June 30, 2010 to $74.5 million at June 30, 2011.

Total interest expense was $836,000 for the six months ended June 30, 2011, a decrease of $326,000 from $1.2 million during the same period of 2010.  Net interest income was $2.2 million for the first six months of 2011, an increase of $156,000, or 8%, from $2.0 million for the same period of 2010.  Our net interest spread increased 28 basis points from 2.76% for the six months ended June 30, 2010 to 3.04% for the six months ended June 30, 2011.

Provision for Loan and Lease Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition - Allowance for Loan and Lease Losses.

During the first six months of 2011, our provision for loan losses was $120,000 compared to $295,000 for the same time period of 2010.  The amount of the provision reflects the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions which have caused increases in our classified loans.  Impaired loans totaled $2.3 million at June 30, 2011 versus $815,000 at June 30, 2010.  The larger provision expense recorded during the first six months of 2010 was primarily the result of the growth in the loan portfolio during that period.  See additional discussion below under Financial Condition — Nonperforming Loans, Leases and Assets.

Noninterest Income

Noninterest income for the six months ended June 30, 2011 was $260,000, a $307,000, or 54%, decrease from $567,000 for the six months ended June 30, 2010.  The decrease was due to reduced gains on sales of investment securities.

Noninterest Expense

Our total noninterest expense was $2.4 million for the six months ended June 30, 2011, a 15%, or $318,000, increase from $2.1 million for the six months ended June 30, 2010.  This consisted of an increase in salaries and employee benefits of $180,000, or 16%, related to the following:  1) costs associated with the separation agreement of an employee, 2) company match on 401K contributions, which began in January 2011, 3) lower salary expense deferral related to deferred expenses on loan originations which directly correlates to fewer loans closed during the first half of 2011 compared to 2010, and 4) increased stock option expense primarily related to new options granted.

Occupancy expense decreased $21,000, or 7%, year-over-year partially due to a renegotiation of common area maintenance charges and partially due to the expiration of a lease agreement that was not renewed.  Professional fees increased $40,000, or 22%, year-over-year partially due to a shift in timing of internal audits and exams which occurred during the second quarter of 2011 versus the third and fourth quarters of 2010 and partially due to increased legal costs associated with troubled assets.

Other general and administrative expenses increased $119,000, or 25%, year-over-year, as detailed in the following table:

($ in thousands)	Six Months Ended June 30,		Increase/
Other general and administrative expenses:	2011	2010	(Decrease)
Data processing	$155	$132	$23
FDIC Assessment	117	96	21
Regulatory and reporting fees	82	64	18
Marketing and promotions	41	42	(1)
Directors’ fees	45	—	45
Printing, stationery and supplies	14	17	(3)
Loan and collection expense	35	6	29
Travel and entertainment	15	24	(9)
Telephone/communication	23	21	2
Dues and memberships	13	17	(4)
Insurance	12	12	—
Postage and shipping	7	9	(2)
Franchise taxes	7	10	(3)
ATM and debit card fees	7	9	(2)
Training and education	7	4	3
Miscellaneous	15	13	2
Total	$595	$476	$119

The most significant changes include an increase of $45,000 in directors’ fees as the Company began compensating directors for their attendance at meetings in July 2010; an increase of $29,000 in loan and collection expenses related to collection of problem loans and expenses incurred on Other Real Estate Owned (OREO) property; a $23,000 increase in data processing due to overall increases in customer and account activity; a $21,000 increase in FDIC fees due to higher assessments rates paid during the first quarter 2011 before the revised assessment calculation was implemented; a $18,000 increase in regulatory and reporting fees due to higher assessment rates on fees paid to the OCC; partially offset by a $9,000 decrease in travel and entertainment expense.

Income Taxes

No federal or state tax expense has been recorded for the three or six months ended June 30, 2011 and 2010, based upon significant operating loss carry-forwards that can be used to offset approximately $3.4 million of taxable income.  Since it is uncertain that the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2011 and December 31, 2010 is $0.

Financial Condition

At June 30, 2011, the Company had total assets of $140.2 million, which was substantially unchanged from December 31, 2010.  Stockholders’ equity increased $905,000 as of June 30, 2011 to $19.2 million from $18.3 million at December 31, 2010 primarily due to increases in the unrealized gain on the Company’s investment portfolio partially offset by a net loss for the six months ended June 30, 2011.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stocks

At June 30, 2011, the Bank had a total of $1.1 million invested in FHLB and FRB stocks carried at cost consisting of $645,000 in FHLB stock and $472,000 in FRB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of June 30, 2011, the FHLB stock is yielding an average rate of 0.7% and the FRB stock is yielding an average rate of 6.0%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At June 30, 2011, Solera National Bank’s securities consisted of available-for-sale securities of $74.3 million.  The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at June 30, 2011 and December 31, 2010:

	At June 30, 2011
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$1,050	1.81%	$353	5.29%	$—	—%
Corporate	—	—	4,117	3.07	7,908	4.65	—	—
State and municipal	—	—	1,919	3.96	11,386	4.30	—	—
Residential agency MBS	—	—	—	—	1,740	3.27	45,817	3.02
Total	$—	—%	$7,086	3.12%	$21,387	4.36%	$45,817	3.02%

	At December 31, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$868	3.52%	$4,984	2.48%
Corporate	—	—	3,620	4.12	7,853	4.67	—	—
State and municipal	—	—	819	1.87	21,498	4.48	508	5.23
Residential agency MBS	—	—	—	—	453	4.61	35,710	3.44
Total	$—	—%	$4,439	3.71%	$30,672	4.50%	$41,202	3.35%

Loan Portfolio

The following table presents the composition of our loan portfolio by category as of the dates indicated:

	June 30, 2011		December 31, 2010
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$40,033	68%	$38,504	65%
Commercial and industrial	7,953	14	8,732	15
Residential real estate	8,437	14	7,868	14
Construction and land development	1,296	2	1,894	3
Lease financing	1,168	2	1,359	2
Consumer	57	—	540	1
Gross loans	58,944	100%	58,897	100%
Less: Deferred loan (fees) / expenses, net	(55)		(75)
Allowance for loan and lease losses	(1,284)		(1,175)
Loans, net	$57,605		$57,647

As of June 30, 2011, net loans were $57.6 million, a slight decrease from December 31, 2010.  Net loans were 41% of total assets at both June 30, 2011 and December 31, 2010.  Loan demand remained weak throughout the first half of 2011.

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

The following tables set forth information at June 30, 2011 and December 31, 2010, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity.  The tables do not give effect to potential prepayments or contractual principal payments.

	June 30, 2011
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Commercial real estate	$2,759	$12,743	$24,531	$—	$40,033
Commercial and industrial	3,904	2,465	1,584	—	7,953
Residential real estate	—	339	—	8,098	8,437
Construction and land development	1,127	169	—	—	1,296
Lease financing	—	1,168	—	—	1,168
Consumer	14	24	—	19	57
Gross Loans Receivable	$7,804	$16,908	$26,115	$8,117	$58,944

	December 31, 2010
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Commercial real estate	$4,098	$10,676	$23,730	$—	$38,504
Commercial and industrial	3,843	3,124	1,765	—	8,732
Residential real estate	—	343	—	7,525	7,868
Construction and land development	1,894	—	—	—	1,894
Lease financing	—	1,359	—	—	1,359
Consumer	365	29	—	146	540
Gross Loans Receivable	$10,200	$15,531	$25,495	$7,671	$58,897

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	June 30, 2011	December 31, 2010
Nonaccrual loans and leases	$2,291	$1,783
Other impaired loans	58	337
Total nonperforming loans	2,349	2,120
Other real estate owned	—	1,838
Total nonperforming assets	$2,349	$3,958

Nonperforming loans	$2,349	$2,120
Allocated allowance for loan and lease losses to nonperforming loans	(140)	(87)
Net investment in nonperforming loans	$2,209	$2,033

Accruing loans past due 90 days or more	$58	$44
Loans past due 30-89 days	$913	$187

Loans charged-off, year-to-date	$11	$765
Recoveries, year-to-date	—	—
Net charge-offs, year-to-date	$11	$765
Allowance for loan and lease losses	$1,284	$1,175

Allowance for loan and lease losses to loans, net of deferred fees/expenses	2.18%	2.00%
Allowance for loan and lease losses to nonaccrual loans	56.04%	65.90%
Allowance for loan and lease losses to nonperforming loans	54.66%	55.42%
Nonaccrual loans to loans, net of deferred fees/expenses	3.89%	3.03%
Loans 30-89 days past due to loans, net of deferred fees/expenses	1.55%	0.31%
Nonperforming assets to total assets	1.68%	2.82%

Federal regulations require that each insured financial institution classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.”  Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured.  Loans classified as “loss” are those loans that are in the process of being charged-off.  The following table shows total dollars and number of classified loans as of the periods indicated:

	June 30, 2011		December 31, 2010
($ in thousands)	Total	# of Loans	Total	# of Loans
Substandard	$8,181	19	$5,207	17
Doubtful	$247	2	$161	1
Loss	$—	—	$—	—

Allowance for Loan and Lease Losses

Implicit in Solera National Bank’s lending activities is the fact that loan and lease losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan.  To reflect the currently perceived risk of loss associated with the loan portfolio, additions are made to the allowance for loan and lease losses in the form of direct charges against income to ensure that the allowance is available to absorb possible loan and lease losses.  The Bank’s allowance for estimated loan and lease losses is based on a number of quantitative and qualitative factors.  Factors used to assess the adequacy of the allowance for loan and lease losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss, changes in the size, composition and concentrations of the loan portfolio, general economic conditions, and changes in the legal and regulatory environment, among others.  In addition, because the Bank has a limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels of reserves.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.3 million, or 2.18% of outstanding principal as of June 30, 2011.  We recognized provision expense of $120,000 during the second quarter of 2011 reflecting an increase in classified loans.  This compared to $180,000 of provision expense during the second quarter of 2010, which primarily reflected growth in the loan portfolio.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors.  Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.  During the three and six months ended June 30, 2011 and 2010, the Bank recorded the following charge-offs and other activity in the allowance for loan and lease losses:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2011	2010	2011	2010

Balance, beginning of period	$1,175	$945	$1,175	$830
Loans charged-off:
Real estate — commercial	(11)	(185)	(11)	(185)
Commercial and industrial	—	—	—	—
Real estate — residential	—	—	—	—
Construction and land development	—	—	—	—
Lease financing	—	—	—	—
Consumer	—	—	—	—
Total loans charged-off	(11)	(185)	(11)	(185)
Recoveries on loans previously charged-off	—	—	—	—
Provision for loan and lease losses	120	180	120	295
Balance, end of period	$1,284	$940	$1,284	$940

Net charge-offs to average gross loans	0.02%	0.31%	0.02%	0.33%

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $6.9 million and $8.3 million as of June 30, 2011 and December 31, 2010, respectively.

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

Borrowings

As of June 30, 2011, the Bank had $6.5 million in fixed-rate borrowings from the Federal Home Loan Bank of Topeka with varying maturity dates between April 2012 and June 2016 and a weighted-average fixed interest rate of 3.10%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $9.4 million with various correspondent banks.  Additionally, the Bank has access to the Federal Reserve Bank Discount window.  As of June 30, 2011, the Company had no balances outstanding on these lines.

Loan Commitments

At June 30, 2011, the Company had $6.9 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

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

In December 2010, the OCC established minimum capital ratios on the Bank which require Tier 1 capital to average assets of 9.0% and total risk-based capital to risk-weighted assets of 12.0%.  As of June 30, 2011, the Bank’s ratios are substantially higher than these thresholds.  A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at June 30, 2011:

	Risk-based		Leverage
($ in thousands)	Tier 1	Total capital	Tier 1
Actual regulatory capital	$15,679	$16,746	$15,679
Well-capitalized requirement	5,109	8,515	6,955
Excess regulatory capital	$10,570	$8,231	$8,724
Capital ratios	18.4%	19.7%	11.3%
Minimum capital requirement	4.0%	8.0%	4.0%
Individual minimum capital requirement(1)	NA	12.0%	9.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

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

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues certificates of deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Company to service its depositors’ needs.  As of June 30, 2011 and December 31, 2010, the Bank had $5.8 million and $5.2 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity.  However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time.  Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, federal funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates.  As of June 30, 2011, the loan to deposit ratio was 52% representing a slight decrease from 53% at December 31, 2010.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $49.4 million of available funding as of June 30, 2011, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.4 million with three correspondent banks.  Each of these lines expires during 2011, however, it is anticipated that the Bank will be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

The Company had cash and cash equivalents of $4.4 million, or 3.2% of total assets, at June 30, 2011.  Additionally, the Company had $74.3 million in available-for-sale investment securities, or 53% of total assets, at June 30, 2011.  Management believes Solera National Bank has adequate liquidity to meet anticipated future funding needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended June 30, 2011) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. [Removed and Reserved]

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Please see the exhibit index following the signature page of this Report.

SOLERA NATIONAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: August 12, 2011	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	Taxonomy Extension Definition Linkbase

(*)	Filed herewith.

(**)

Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.