Form 10-Q
period 2011-09-30
Solera National Bancorp, Inc.
filed 2011-11-14
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of November 10, 2011, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

•                  due to the nature of our business, we may experience operational losses which may not be covered by insurance;

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of September 30, 2011 and December 31, 2010

(unaudited)

	September 30,	December 31,
($ in thousands, except share data)	2011	2010
ASSETS
Cash and due from banks	$283	$936
Total cash and cash equivalents	283	936
Interest-bearing deposits with banks	357	266
Investment securities, available-for-sale	81,877	76,313
Gross loans	55,710	58,897
Net deferred (fees)/expenses	(58)	(75)
Allowance for loan and lease losses	(1,069)	(1,175)
Net loans	54,583	57,647
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stocks	1,148	1,168
Other real estate owned	903	1,838
Premises and equipment, net	623	731
Accrued interest receivable	566	759
Other assets	312	489
Total assets	$140,652	$140,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$2,792	$1,891
Interest-bearing demand	10,480	11,605
Savings and money market	61,505	57,132
Time deposits	37,793	40,327
Total deposits	112,570	110,955

Securities sold under agreements to repurchase	252	143
Federal funds purchased	135	200
Accrued interest payable	66	91
FHLB advances	8,500	10,000
Accounts payable and other liabilities	491	433
Total liabilities	$122,014	$121,822

COMMITMENTS AND CONTINGENCIES (see Note 9)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding	$26	$26
Additional paid-in capital	26,138	25,980
Accumulated deficit	(7,806)	(7,882)
Accumulated other comprehensive income	280	201
Total stockholders’ equity	$18,638	$18,325
Total liabilities and stockholders’ equity	$140,652	$140,147

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

(unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
($ in thousands, except share data)	2011	2010	2011	2010
Interest income:
Interest and fees on loans	$841	$901	$2,512	$2,503
Interest on investment securities	578	713	1,897	2,261
Dividends on FHLB and FRB stocks	8	10	25	32
Other interest income	2	1	5	9
Total interest income	1,429	1,625	4,439	4,805
Interest expense:
Deposits	343	466	1,066	1,476
FHLB advances	51	58	157	202
Other borrowings	2	4	9	12
Total interest expense	396	528	1,232	1,690

Net interest income	1,033	1,097	3,207	3,115

Provision for loan and lease losses	10	780	130	1,075
Net interest income after provision for loan and lease losses	1,023	317	3,077	2,040
Noninterest income:
Service charges and fees	16	19	52	55
Other income	3	16	5	16
(Loss) / gain on sale of other real estate owned	(25)	10	(25)	10
Gain on available-for-sale securities	333	332	556	863
Total noninterest income	327	377	588	944
Noninterest expense:
Salaries and employee benefits	613	619	1,930	1,756
Occupancy	135	137	395	418
Professional fees	129	134	355	319
Other general and administrative	314	297	909	773
Total noninterest expense	1,191	1,187	3,589	3,266

Net income (loss) before income taxes	159	(493)	76	(282)

Income taxes	—	—	—	—

Net income (loss)	$159	$(493)	$76	$(282)

Basic earnings (loss) per share	0.06	(0.19)	0.03	(0.11)

Diluted earnings (loss) per share	0.06	(0.19)	0.03	(0.11)

Weighted-average common shares
Basic	2,553,671	2,553,671	2,553,671	2,553,671
Diluted	2,553,671	2,553,671	2,553,671	2,553,671

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Nine Months Ended September 30, 2011 and 2010

(unaudited)

			Additional		Accumulated Other
($ in thousands, except share data)	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2009	2,553,671	$26	$25,768	$(8,016)	$956	$18,734
Stock-based compensation	—	—	148	—	—	148
Comprehensive income:
Net loss	—	—	—	(282)	—	(282)
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	2,409	2,409
Less: reclassification adjustment for net gains included in income	—	—	—	—	(863)	(863)
Total comprehensive income						1,264
Balance at September 30, 2010	2,553,671	$26	$25,916	$(8,298)	$2,502	$20,146

Balance at December 31, 2010	2,553,671	$26	$25,980	$(7,882)	$201	$18,325
Stock-based compensation	—	—	158	—	—	158
Comprehensive income:
Net income	—	—	—	76	—	76
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	635	635
Less: reclassification adjustment for net gains included in income	—	—	—	—	(556)	(556)
Total comprehensive income						155
Balance at September 30, 2011	2,553,671	$26	$26,138	$(7,806)	$280	$18,638

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010

(unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$76	$(282)
Adjustments to reconcile net income / (loss) to net cash provided by operating activities:
Depreciation and amortization	111	137
Provision for loan and lease losses	130	1,075
Net accretion of deferred loan fees/expenses	(36)	(29)
Net amortization of premiums on investment securities	529	348
Loss / (gain) on sale of other real estate owned	25	(10)
Gain on available-for-sale investment securities	(556)	(863)
FHLB stock dividend	(2)	(10)
Recognition of stock-based compensation on stock options	158	148
Changes in operating assets and liabilities:
Accrued interest receivable	193	65
Other assets	131	(53)
Prepaid Federal Deposit Insurance Corporation (FDIC) premiums	46	151
Accrued interest payable	(25)	17
Accounts payable and other liabilities	88	(4)
Deferred loan fees/expenses, net	19	—
Deferred rent liability	4	10
Net cash provided by operating activities	$891	$700

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(47,845)	$(46,154)
Proceeds from sales of investment securities, available-for-sale	34,963	30,461
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	7,424	18,319
Net change in loans	2,048	(11,391)
Proceeds from sale of other real estate owned	1,813	823
Purchase of premises and equipment	(3)	(8)
Redemption / (purchase) of FRB stock	22	(24)
Purchase of interest-bearing deposits with banks	(252)	(1,006)
Maturity of interest-bearing deposits with banks	161	4,524
Net cash used in investing activities	$(1,669)	$(4,456)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$1,615	$3,960
Net increase in federal funds purchased and securities sold under agreements to repurchase	44	759
Repayment of FHLB advances	(1,500)	(2,750)
Principal payments on capital lease	(34)	(31)
Net cash provided by financing activities	$125	$1,938

Net decrease in cash and cash equivalents	$(653)	$(1,818)

CASH AND CASH EQUIVALENTS
Beginning of period	936	2,516
End of period	$283	$698
(continued)

Solera National Bancorp, Inc.

Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010, (continued)

(unaudited)

	For the Nine Months Ended September 30,
($ in thousands)	2011	2010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,257	$1,673
Income taxes paid	$—	$—
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$79	$1,546
Loans transferred to OREO	$903	$813

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2011, and the results of its operations for the three and nine months ended September 30, 2011 and 2010.  Cash flows are presented for the nine months ended September 30, 2011 and 2010.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net income/(loss) for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as of and for the year ended December 31, 2010.

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

At September 30, 2011, the Company had an allowance for loan and lease losses of $1.1 million.  Management believes that this allowance for loan and lease losses is adequate to cover probable losses based on all currently available evidence.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.

Loans receivable:  Loans receivable that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances reduced by any charge-offs, the allowance for loan and lease losses, and net of any deferred fees or costs on originated loans.

Credit and loan decisions are made by management and the Board of Directors’ Credit Committee in conformity with loan policies established by the Board of Directors (the “Board of Directors”).  The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.

Impaired loans.  The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan, which are to be discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan.  The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral.  Troubled debt restructurings (TDRs) are included in impaired loans.  A TDR is a formal restructuring of a loan where the Company, for economic or legal reasons related to the borrower’s financial difficulty, grants a concession to the borrower.  The concession granted may be, but is not limited to, one or more of the following:  a below-market interest rate, forgiveness or delay in the due date of principal and/or accrued interest, extension in the amortization schedule to reduce the monthly payment amount.  TDRs are evaluated in accordance with Accounting Standards Codification (ASC) Topic 310-40, Troubled Debt Restructurings by Creditors.  The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans (see Interest and fees on loans, below).  TDRs are typically returned to accrual status when there has been a sustained period of performance with the modified terms (generally six months) and the Company expects to collect all amounts due under the modified terms.

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

Share-based compensation:  The Company grants stock options as incentive compensation to employees and directors.  The cost of employee/director services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, which is determined using a Black-Scholes-Merton model.  This cost, net of estimated forfeitures, is expensed to salaries and employee benefits over the period in which the recipient is required to provide services in exchange for the award, generally the vesting period.

Estimation of fair value:  The estimation of fair value is significant to a number of the Company’s assets, including available-for-sale investment securities.  These are all recorded at either fair value or at the lower of cost or fair value.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values may be volatile.  They may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of the yield curve.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the most advantageous market for the asset or liability in an orderly transaction between market participants.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair values:

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

Recently Issued Accounting Pronouncements

In July 2010, the Financial Accounting Standards Board (FASB) updated disclosure requirements with respect to the credit quality of loans and leases and the allowance for credit losses.  According to the guidance there are two levels of detail at which credit information will be presented — the portfolio segment level and the class level.  The portfolio segment level is the aggregated level used by the company in developing its systematic method for calculating the allowance for credit losses.  The class level represents a more detailed level of categorization than the portfolio segment level.  Companies are required to provide new or amended disclosures as a result of this update geared towards providing more detail about the company’s allowance for loan and lease losses, nonaccrual and impaired loans and leases, credit quality indicators, past due statistics, and details about loans modified in a troubled debt restructuring, among other things.  The increased disclosure requirements became effective for periods ending on or after December 15, 2010, with the exception of the additional disclosures surrounding troubled debt restructurings, which became effective for periods beginning on or after June 15, 2011.  The provisions of this update expanded our disclosures with respect to the allowance for loan and lease losses and troubled debt restructurings but did not have a material impact on the Company’s financial position, results of operations or cash flows.

In April 2011, the FASB issued an accounting standard update to amend previous guidance with respect to troubled debt restructurings in an effort to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  Specifically, the update provides additional guidance for determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of 2011.  The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$—	$—	$—	$—
Corporate	11,832	132	(361)	11,603
State and municipal	7,366	461	—	7,827
Residential agency mortgage-backed securities (“MBS”)	62,399	579	(531)	62,447
Total securities available-for-sale	$81,597	$1,172	$(892)	$81,877

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,841	$36	$(25)	$5,852
Corporate	11,486	177	(190)	11,473
State and municipal	22,936	361	(472)	22,825
Residential agency MBS	35,849	614	(300)	36,163
Total securities available-for-sale	$76,112	$1,188	$(987)	$76,313

The amortized cost and estimated fair value of debt securities by contractual maturity at September 30, 2011 and December 31, 2010 are shown below.  Agency mortgage-backed securities are classified in accordance with their contractual lives.  Expected maturities may differ from contractual maturities because borrowers may have the right to prepay obligations with or without call or prepay penalties.  Additionally, accelerated principal payments are routinely received on agency mortgage-backed securities making it common for them to mature prior to the contractual maturity date.

	September 30, 2011		December 31, 2010
	Amortized	Estimated Fair	Amortized	Estimated Fair
($ in thousands)	Cost	Value	Cost	Value
Securities available-for-sale:
Due within one year	$—	$—	$—	$—
Due after one year through five years	8,300	8,386	4,329	4,439
Due after five years through ten years	14,602	14,823	30,862	30,672
Due after ten years	58,695	58,668	40,921	41,202
Total securities available-for-sale	$81,597	$81,877	$76,112	$76,313

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of September 30, 2011 and December 31, 2010.

	September 30, 2011
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$—	$—	—	$—	$—	—	$—	$—	—
Corporate	5,118	(154)	10	3,793	(207)	6	8,911	(361)	16
State and municipal	—	—	—	—	—	—	—	—	—
Residential agency MBS	28,638	(531)	28	—	—	—	28,638	(531)	28
Total temporarily-impaired	$33,756	$(685)	38	$3,793	$(207)	6	$37,549	$(892)	44

	December 31, 2010
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$1,975	$(25)	4	$—	$—	—	$1,975	$(25)	4
Corporate	6,625	(190)	11	—	—	—	6,625	(190)	11
State and municipal	12,634	(472)	22	—	—	—	12,634	(472)	22
Residential agency MBS	16,723	(300)	17	—	—	—	16,723	(300)	17
Total temporarily-impaired	$37,957	$(987)	54	$—	$—	—	$37,957	$(987)	54

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more likely than not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  Only six securities were in a continuous unrealized loss position for 12 months or longer as of September 30, 2011.  Management believes this decline is primarily related to a widening of credit spreads largely due to an increase in the perceived risk.  Management believes this is a temporary decline and that the Bank will collect the entire amortized cost basis of the securities.  Further, the Company has the intent to hold the securities in an unrealized loss position as of September 30, 2011 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above, are not other than temporarily impaired.  Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2010, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $280,000 at September 30, 2011, a slight improvement over the $201,000 net unrealized gain at December 31, 2010.

Sales of available-for-sale securities were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010
Proceeds	$9,905	$6,897	$34,963	$30,461
Gross gains	$333	$332	$685	$885
Gross losses	$—	$—	$(129)	$(22)

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

Securities with carrying values of $22.6 million at September 30, 2011 and $22.7 million at December 31, 2010, were pledged as collateral to secure public deposits, borrowings from the Federal Home Loan Bank, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The composition of the loan portfolio follows:

	($ in thousands)	September 30, 2011	December 31, 2010
	Commercial real estate	$37,783	$38,504
	Commercial and industrial	6,128	8,732
	Residential real estate	9,509	7,868
	Construction and land development	1,119	1,894
	Lease financing	1,070	1,359
	Consumer	101	540
	Gross loans	55,710	58,897
Less:	Deferred loan (fees) / expenses, net	(58)	(75)
	Allowance for loan and lease losses	(1,069)	(1,175)
	Loans, net	$54,583	$57,647

No loans were purchased or sold during the first nine months of 2011.  During the first nine months of 2010, the Company purchased loans totaling approximately $3.7 million from banks and other entities.  Also during 2010, the Company sold one note for a net gain of $10,000.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes- Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $1.0 million and $2.1 million in loans receivable from related parties at September 30, 2011 and December 31, 2010, respectively.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2011 and 2010 is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010

Balance, beginning of period	$1,284	$940	$1,175	$830
Loans charged-off	(225)	(520)	(236)	(705)
Recoveries on loans previously charged-off	—	—	—	—
Provision for loan and lease losses	10	780	130	1,075
Balance, end of period	$1,069	$1,200	$1,069	$1,200

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

Commercial Real Estate Secured — loans secured by nonfarm, nonresidential properties

Residential Real Estate Secured — loans secured by 1-4 family residential properties or land

Commercial and Industrial — loans to businesses not secured by real estate, and

Consumer — loans to individuals not secured by real estate.

The portfolio segment categorization of loans differs from the categorization shown in Note 4 — Loans.  Segment categorization is based on the Call Report and the loan’s underlying collateral while the loan categorization in Note 4 — Loans is based on the loan’s purpose as determined during the underwriting process.

The following tables identify the recorded investment in loans and the related allowance that corresponds to individual versus collective impairment evaluation as derived from the Company’s systematic methodology of estimating the allowance for loan and lease losses (see additional discussion about our methodology under Note 2 — Basis of Presentation, Critical Accounting Policies, Provision and allowance for loan and lease losses).  These tables present the ending balances in loans and allowance for loan and lease losses, broken down by portfolio segment as of September 30, 2011 and December 31, 2010.  Additionally, the tables provide a rollforward by portfolio segment of the allowance for loan and lease losses for the three and nine months ended September 30, 2011.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment

Three Months Ended September 30, 2011

($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at June 30, 2011	$723	$432	$128	$1	$1,284
Charge-offs	—	(109)	(116)	—	(225)
Recoveries	—	—	—	—	—
Provision for loan and lease losses	68	(145)	87	—	10
Balance at September 30, 2011	$791	$178	$99	$1	$1,069

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment

Nine Months Ended September 30, 2011

($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2010	$524	$314	$336	$1	$1,175
Charge-offs	(11)	(109)	(116)	—	(236)
Recoveries	—	—	—	—	—
Provision for loan and lease losses	278	(27)	(121)	—	130
Balance at September 30, 2011	$791	$178	$99	$1	$1,069

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment

September 30, 2011

($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$318	$309	$359	$—	$986
Collectively evaluated for impairment	34,493	13,472	6,658	101	54,724
Total	$34,811	$13,781	$7,017	$101	$55,710
Allowance for loan and lease losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	791	178	99	1	1,069
Total	$791	$178	$99	$1	$1,069

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment

December 31, 2010

($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$1,290	$689	$141	$—	$2,120
Collectively evaluated for impairment	34,403	12,377	9,951	46	56,777
Total	$35,693	$13,066	$10,092	$46	$58,897
Allowance for loan and lease losses
Individually evaluated for impairment	$—	$87	$—	$—	$87
Collectively evaluated for impairment	524	227	336	1	1,088
Total	$524	$314	$336	$1	$1,175

Impaired Loans

The following tables provide detail of impaired loans broken out according to class as of September 30, 2011 and December 31, 2010.  The class level represents a slightly more detailed level than the portfolio segment level.  In 2011, the Company modified the following disclosure by adding additional classes in order to provide more detail about our loan portfolio.  As such, the December 31, 2010 tables have been re-cast to conform to the new presentation.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans were on nonaccrual status and therefore did not have interest accruing.  The unpaid principal balance represents the unpaid principal prior to any partial charge-off.

	Impaired Loans by Class as of September 30, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
Commercial real estate - owner-occupied	$—	$—	$—	$—	$—
Commercial real estate	318	538	—	365	—
Commercial and industrial	359	359	—	604	14
Residential real estate	309	309	—	320	6
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$986	$1,206	$—	$1,289	$20

Impaired loans with a related allowance
Commercial real estate — owner-occupied	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Total impaired loans
Commercial real estate — owner-occupied	$—	$—	$—	$—	$—
Commercial real estate	318	538	—	365	—
Commercial and industrial	359	359	—	604	14
Residential real estate	309	309	—	320	6
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$986	$1,206	$—	$1,289	$20

	Impaired Loans by Class as of December 31, 2010
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
Commercial real estate — owner-occupied	$898	$898	$—	$898	$—
Commercial real estate	—	—	—	—	—
Commercial and industrial	141	141	—	143	8
Residential real estate	527	527	—	1,851	7
Construction and land development	393	603	—	594	—
Consumer	—	—	—	—	—
Total	$1,959	$2,169	$—	$3,486	$15

Impaired loans with a related allowance
Commercial real estate — owner-occupied	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Construction and land development	161	532	87	262	—
Consumer	—	—	—	—	—
Total	$161	$532	$87	$262	$—

	Impaired Loans by Class as of December 31, 2010 (continued)
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Total impaired loans
Commercial real estate — owner-occupied	$898	$898	$—	$898	$—
Commercial real estate	—	—	—	—	—
Commercial and industrial	141	141	—	143	8
Residential real estate	527	527	—	1,851	7
Construction and land development	554	1,135	87	856	—
Consumer	—	—	—	—	—
Total	$2,120	$2,701	$87	$3,748	$15

The impaired loans without a valuation allowance did not have a related allowance because they have either been partially charged-off, bringing them to their net realizable value, or are well-secured.

Troubled debt restructurings (TDRs) are included in impaired loans above.  Additionally, the following tables present loans, by class, that have been modified as TDRs during the three and nine months ended September 30, 2011, respectively:

TDRs during the Three Months Ended September 30, 2011

($ in thousands) Loan Class	# of Loans	Pre- Modification Recorded Investment	Recorded Investment as of September 30, 2011
Commercial real estate — owner-occupied	—	$—	$—
Commercial real estate	1	369	318
Commercial and industrial	1	99	95
Residential real estate	—	—	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	2	$468	$413

The commercial real estate restructuring involves an extension of terms and the commercial and industrial modification involves a rate concession and an extension of terms.

TDRs during the Nine Months Ended September 30, 2011

($ in thousands) Loan Class	# of Loans	Pre- Modification Recorded Investment	Recorded Investment as of September 30, 2011
Commercial real estate — owner-occupied	—	$—	$—
Commercial real estate	1	369	318
Commercial and industrial	1	99	95
Residential real estate	1	161	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	3	$629	$413

The commercial real estate restructuring involves an extension of terms. The commercial and industrial modification involves a rate concession and an extension of terms. The residential real estate restructuring includes partial debt forgiveness and a rate concession.

At September 30, 2011, there were three loans totaling $722,000 with terms that were modified in a TDR; including the $413,000 shown in the table above and one loan totaling $309,000 that was modified as a TDR during 2010.  Because TDRs are impaired loans, they are reviewed individually for impairment and either charged-off to their net realizable value or allocated a specific reserve in the calculation of the allowance for loan and lease losses.  None of the TDRs as of September 30, 2011 had a specific valuation allowance because the loans are well collateralized or have been partially charged-off to their net realizable values.  Year to date charge-offs on TDRs totaled $120,000 as of September 30, 2011.  At December 31, 2010, there were four loans for $1.5 million with terms that were modified in a TDR, with no specific allowance for loan and lease losses because the loans were well collateralized.  There were no TDRs at September 30, 2010.

The Company has not committed additional funds to any of the borrowers whose loans are classified as a TDR.  A TDR is considered to be in payment default once it is 90 days past due under the modified terms or when the loan is determined to be uncollectible and is classified as loss and charged-off.  As further represented in the table below, the Company has had two loans that were restructured within the last 12 months that have subsequently defaulted.  One note is in the process of foreclosure and was moved to other real estate owned during the third quarter 2011 and the other note was deemed uncollectible and fully charged-off during the third quarter 2011.

TDRs that subsequently defaulted as of September 30, 2011

($ in thousands) Loan Class	# of Loans	Recorded Investment at Time of Default	Recorded Investment as of September 30, 2011
Commercial real estate — owner-occupied	1	$879	$—
Commercial real estate	—	—	—
Commercial and industrial	—	—	—
Residential real estate	1	110	—
Construction and land development	—	—	—
Consumer	—	—	—
Total	2	$989	$—

Age Analysis of Loans

The following tables summarize, by class, the Bank’s past due and nonaccrual loans as of the dates indicated.

	Age Analysis of Loans by Class as of September 30, 2011
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual	Total Past Due and Non- accrual	Current	Total
Commercial real estate — owner-occupied	$—	$—	$—	$—	$—	$17,196	$17,196
Commercial real estate	—	—	—	318	318	16,569	16,887
Commercial and industrial	—	—	—	359	359	6,658	7,017
Residential real estate	—	—	—	309	309	13,081	13,390
Construction and land development	—	—	—	—	—	1,119	1,119
Consumer	—	—	—	—	—	101	101
Total	$—	$—	$—	$986	$986	$54,724	$55,710

	Age Analysis of Loans by Class as of December 31, 2010
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual	Total Past Due and Non- accrual	Current	Total
Commercial real estate — owner-occupied	$—	$—	$—	$898	$898	$19,622	$20,520
Commercial real estate	—	—	—	—	—	13,857	13,857
Commercial and industrial	—	—	44	—	44	10,047	10,091
Residential real estate	187	—	—	331	518	11,452	11,970
Construction and land development	—	—	—	554	554	1,859	2,413
Consumer	—	—	—	—	—	46	46
Total	$187	$—	$44	$1,783	$2,014	$56,883	$58,897

Credit Quality Information

The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance and are the same for all classes of loans:

Special Mention:

Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

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

As of September 30, 2011, and based on the most recent analysis performed during the month of September 2011, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of September 30, 2011
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate — owner-occupied	$14,873	$—	$2,323	$—	$17,196
Commercial real estate	14,976	686	1,225	—	16,887
Commercial and industrial	6,566	—	451	—	7,017
Residential real estate	12,843	—	547	—	13,390
Construction and land development	—	—	1,119	—	1,119
Consumer	101	—	—	—	101
Total	$49,359	$686	$5,665	$—	$55,710

As of December 31, 2010, and based on the most recent analysis performed during the month of December 2010, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of December 31, 2010
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate — owner-occupied	$17,411	$1,017	$2,092	$—	$20,520
Commercial real estate	13,857	—	—	—	13,857
Commercial and industrial	7,244	1,974	873	—	10,091
Residential real estate	9,949	1,494	527	—	11,970
Construction and land development	358	179	1,715	161	2,413
Consumer	46	—	—	—	46
Total	$48,865	$4,664	$5,207	$161	$58,897

The following table summarizes information regarding impaired loans at the dates indicated:

($ in thousands)	September 30, 2011	September 30, 2010
Impaired loans with a valuation allowance:	$—	$—
Impaired loans without a valuation allowance:	986	749
Total impaired loans	$986	$749
Valuation allowance related to impaired loans	$—	$—
YTD interest income recognized during impairment	$7	$2

Troubled debt restructurings are included in impaired loans above.

NOTE 6 — DEPOSITS

Deposits are summarized as follows:

	September 30, 2011		December 31, 2010
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$2,792	3%	$1,891	2%
Interest-bearing demand	10,480	9	11,605	10
Money market accounts	9,265	8	10,902	10
Savings accounts	52,240	46	46,230	42
Time deposits	37,793	34	40,327	36
Total deposits	$112,570	100%	$110,955	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at September 30, 2011 and December 31, 2010 was approximately $4.1 million and $4.5 million, respectively.

NOTE 7 — STOCK-BASED COMPENSATION

Under the terms of the Company’s Stock Incentive Plan, (the “Plan”), employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved 510,734 shares of common stock for issuance under the Plan.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $43,000 and $56,000 during the three months ended September 30, 2011 and 2010, respectively and $158,000 and $148,000 during the nine months ended September 30, 2011 and 2010, respectively.

The Company accounts for its stock-based compensation under the provisions of ASC 718-20 — Stock Compensation — Awards Classified as Equity.  The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 11,500 during the third quarter 2011 as incentive compensation to bank employees.  During the third quarter 2010, the Company granted 10,000 stock options as incentive compensation to an executive officer and 45,000 nonqualified options to directors.

During the three months ended September 30, 2011, 2,583 options were forfeited and no vested options expired unexercised.  During the third quarter 2010, no options were forfeited and 469 vested options expired unexercised.  No options were exercised during the three or nine months ended September 30, 2011 or 2010.  The Company recognized expense for approximately 30,000 options, representing a pro-rata amount of the options earned during the third quarter 2011 that are expected to vest.  As of September 30, 2011, there was approximately $87,000 of unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.7 years.

During the third quarter 2011, the Company revised its estimated forfeiture rate for incentive stock options issued to employees from 25% to 28% which more accurately reflects the actual turnover rate the Company is experiencing.  This change in estimate reduced stock-based compensation expense during the third quarter 2011 by approximately $5,000.

The following is a summary of the Company’s outstanding stock options and related activity for the nine months ended September 30, 2011:

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price
Outstanding at December 31, 2010	367,790	$2.43	$8.31
Granted	55,500	0.62	3.00
Exercised	—	—	—
Forfeited	(16,603)	2.11	8.30
Expired	(1,000)	1.32	5.90
Outstanding at September 30, 2011	405,687	1.92	7.59

The following is a summary of the Company’s outstanding stock options and related activity for the nine months ended September 30, 2010:

	Options	Weighted- Average Grant Date Fair Value	Weighted- Average Exercise Price
Outstanding at December 31, 2009	305,353	$2.44	$9.19
Granted	72,750	0.79	4.67
Exercised	—	—	—
Forfeited	(5,688)	1.77	7.52
Expired	(5,125)	2.46	9.39
Outstanding at September 30, 2010	367,290	2.12	8.32

NOTE 8 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010
Data processing	$73	$80	$229	$211
FDIC assessment	48	52	165	147
Regulatory and reporting fees	36	26	119	90
Marketing and promotions	23	38	64	80
Directors’ fees	22	20	68	23
Printing, stationery and supplies	6	7	20	24
Loan and collection expense	41	14	76	24
Travel and entertainment	11	18	26	39
Telephone/communication	12	10	35	31
Dues and memberships	8	7	21	24
Insurance	8	6	20	17
Postage and shipping	3	5	10	13
Franchise taxes	3	3	10	14
ATM and debit card fees	4	4	10	12
Training and education	3	2	10	6
Miscellaneous	13	5	26	18
Total	$314	$297	$909	$773

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

At September 30, 2011 and December 31, 2010, $6.5 million and $8.3 million of commitments, respectively, were outstanding in which the contract amounts represent credit risk.

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

NOTE 10 — FAIR VALUE

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of September 30, 2011 and December 31, 2010, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2011
Investment securities, available-for-sale:
U.S. government agencies	$—	$—	$—	$—
Corporate	—	11,603	—	11,603
State and municipal	—	7,827	—	7,827
Residential agency MBS	—	62,447	—	62,447
Total	$—	$81,877	$—	$81,877
Assets at December 31, 2010
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,852	$—	$5,852
Corporate	—	11,473	—	11,473
State and municipal	—	22,825	—	22,825
Residential agency MBS	—	36,163	—	36,163
Total	$—	$76,313	$—	$76,313

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2011
Impaired loans (Financial)	$—	$—	$355	$355
Other real estate owned (Non-financial)	$—	$—	$1,160	$1,160
Assets at December 31, 2010
Impaired loans (Financial)	$—	$—	$554	$554
Other real estate owned (Non-financial)	$—	$—	$1,976	$1,976

Impaired loans, which are measured for impairment using either the fair value of collateral or present value of expected cash flows, had carrying amounts at September 30, 2011 totaling $986,000 after partial charge-offs totaling $220,000.  These impaired loans had no specific valuation allowance at September 30, 2011.  In addition, impaired loans have $37,000 in estimated selling costs which reduced the carrying value.  Of the $986,000 of impaired loans at September 30, 2011, $355,000 were carried at fair value adjusted for the aforementioned charge-offs, estimated selling costs and specific valuation allowance.  The remaining $631,000 were carried at cost at September 30, 2011, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

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

Other real estate owned (OREO), consisting of one property, had a carrying amount of $903,000 at September 30, 2011 reduced from the estimated fair value of $1.2 million due to estimated costs to sell and time value adjustments.  This property was transferred to OREO during the third quarter 2011.  At December 31, 2010, OREO had a carrying amount of $1.8 million.  That property was sold during the second quarter 2011 and, after final adjustments made during the third quarter, resulted in a $25,000 loss to the Company.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

	September 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
($ in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$283	$283	$936	$936
Interest-bearing deposits with banks	357	357	266	266
Investment securities	81,877	81,877	76,313	76,313
Loans, net	54,583	54,879	57,647	57,604
FHLB and FRB stocks	1,148	NA	1,168	NA
Accrued interest receivable	566	566	759	759

Financial Liabilities:
Deposits, demand, savings and money market	$74,777	$74,777	$70,628	$70,628
Time deposits	37,793	38,365	40,327	40,777
Securities sold under agreements to repurchase	252	252	143	143
Federal funds purchased	135	135	200	200
FHLB advances	8,500	8,695	10,000	10,243
Accrued interest payable	66	66	91	91

NOTE 11 — CONSENT ORDER

On December 16, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, Solera National Bank consented and agreed to the issuance of an Amended Consent Order (the “Consent Order”) by the Office of the Comptroller of the Currency (OCC). The Consent Order replaced and superseded the consent order entered into on March 18, 2010 by the Bank.  The provisions of the Consent Order shall remain effective and enforceable, except to the extent that, and until such time as, any provisions of the Consent Order have been amended, suspended, waived, or terminated in writing by the OCC.  The Consent Order is based on the findings of the OCC during an examination that began on September 6, 2010 and requires the Bank to submit written plans within certain timeframes to address the following items, among others: compliance with the Bank Secrecy Act, revisions to the Bank’s loan policy and procedures, weaknesses in the Bank’s credit risk management and underwriting, and credit risk associated with the Bank’s Home Equity Line of Credit portfolio.  For a complete description of the items in the Stipulation and Consent Order please see Exhibits 10.16 and 10.17 to our Annual Report on Form 10-K filed with the SEC on March 23, 2011.

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

NOTE 12 — LEGAL CONTINGENCIES

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability associated with these legal actions, if any, cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 13 — SUBSEQUENT EVENTS

As of the date of issuance of this Report on Form 10-Q, the Company has determined that no other subsequent event disclosure is necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of September 30, 2011 and results of operations for the three and nine months ended September 30, 2011 and 2010.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Industry / Economic Overview

At its November 2011 meeting, the Federal Open Market Committee (FOMC) decided to keep the target range for the federal funds rate unchanged at 0 to 25 basis points and commented that it “currently anticipates that economic conditions—including low rates of resource utilization and a subdued outlook for inflation over the medium run—are likely to warrant exceptionally low levels for the federal funds rate at least through mid-2013.”  Although economic growth strengthened somewhat during the third quarter of 2011, recent indicators still point to continued weakness in overall labor conditions and the housing sector remains depressed.  The FOMC indicated that they will maintain the existing policy of reinvesting principal payments from its securities holdings in order to support a stronger economic recovery.

The Metro Denver economy continues to struggle through a variety of economic conditions affecting the entire nation. Despite slow job growth, a number of new expansions indicate positive momentum and support for the commercial real estate sector. Office, industrial, and retail space vacancy rates all decreased in the third quarter, according to data compiled by the Metro Denver Economic Development Corporation (Metro Denver EDC) in its Monthly Economic Summary for October 2011.

The Colorado Department of Labor and Employment reported that nonfarm payroll jobs in Colorado declined by 3,900 from August to September to 2,240,500 jobs, according to the survey of business establishments. Government added 1,100 payroll jobs and the private sector lost 5,000.  According to the survey of households, the unemployment rate decreased two-tenths of a percentage point to 8.3 percent. The number of people actively participating in the labor force increased 8,300 to 2,680,900 and total employment increased 13,400 to 2,458,700 causing the number of unemployed to decline 5,000. The national unemployment rate also was unchanged over the same period at 9.1 percent.

As the economy struggles, the industry continues to experience weak loan demand.  Competition among banks for the smaller pool of high-quality loans remains fierce creating pressure on loan pricing.  This, coupled with lower yields on investment securities due to the historically low interest rate environment, has led to net interest margin compression.  Lower net interest margin, along with an increased regulatory and compliance burden, has created pressure on industry earnings.  Earnings improvement in the industry have been primarily driven by improving asset quality resulting in bank’s recording lower provisions for loan losses.  Solera National Bank is experiencing similar trends in its business.

Comparative Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended September 30, 2011 compared to the financial condition and results of operations for the three months ended September 30, 2010.

Net income for the quarter ended September 30, 2011 was $159,000, or $0.06 per share, compared with a net loss of $493,000, or $(0.19) per share, for the third quarter of 2010.  The most notable changes between periods were as follows: 1) a $770,000 favorable variance in provision for loan and lease losses as credit quality continued to stabilize, 2) a $196,000 unfavorable variance in interest income partially offset by a $132,000 favorable variance in interest expense.  Each of the aforementioned factors is discussed in more detail below.

As of September 30, 2011, the Company had total assets of $140.7 million, which remained substantially unchanged from December 31, 2010.  Net loans decreased by $3.1 million, or 5%, from December 31, 2010 to $54.6 million at September 30, 2011.  However, the Company’s total deposits grew $1.6 million from $111.0 million at December 31, 2010 to $112.6 million at September 30, 2011.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

Table 1

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
($ in thousands)	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$57,704	$841	5.78%	$60,632	$901	5.89%
Investment securities**	76,226	578	3.01	70,747	713	4.00
FHLB and FRB stocks	1,137	8	2.87	1,150	10	3.41
Federal funds sold	1,168	1	0.22	908	—	—
Interest-bearing deposits with banks	705	1	0.84	787	1	0.58
Total interest-earning assets	136,940	$1,429	4.14%	134,224	$1,625	4.81%
Noninterest-earning assets	2,039			4,589
Total assets	$138,979			$138,813

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$61,298	$157	1.01%	$54,625	$203	1.48%
Interest-bearing checking accounts	10,821	28	1.02	11,197	43	1.51
Time deposits	37,566	158	1.67	43,865	220	1.99
Federal funds purchased and securities sold under agreements to repurchase	368	1	0.94	646	2	1.25
FHLB advances	6,521	51	3.09	5,645	58	4.09
Other borrowings	49	1	9.27	93	2	9.31
Total interest-bearing liabilities	116,623	$396	1.35%	116,071	$528	1.81%
Noninterest-bearing checking accounts	2,604			1,801
Noninterest-bearing liabilities	414			537
Stockholders’ equity	19,338			20,404
Total liabilities and stockholders’ equity	$138,979			$138,813

Net interest income		$1,033			$1,097

Net interest spread		2.79%			3.00%

Net interest margin		2.99%			3.24%

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

Table 2

	Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$(60)	$(17)	$(43)
Investment securities	(135)	(197)	62
FHLB and FRB stocks	(2)	(2)	—
Federal funds sold	1	—	1
Interest-bearing deposits with banks	—	—	—
Total interest income	$(196)	$(216)	$20

Interest expense:
Money market and savings deposits	$(46)	$(76)	$30
Interest-bearing checking accounts	(15)	(13)	(2)
Time deposits	(62)	(33)	(29)
Federal funds purchased and securities sold under agreements to repurchase	(1)	(7)	6
FHLB advances	(7)	(20)	13
Other borrowings	(1)	—	(1)
Total interest expense	$(132)	$(149)	$17

Net interest income	$(64)	$(67)	$3

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

For the three months ended September 30, 2011, the Company’s net interest margin decreased 25 basis points from 3.24% to 2.99%.  This decrease was primarily due to decreased yields on our interest-earning assets partially offset by decreased rates paid on interest-bearing liabilities.  The unfavorable decline in yield on interest-earning assets of 67 basis points was primarily attributable to the 99 basis point decrease in yield on investments.  This decrease is primarily due to the sale of longer-maturity, higher-yielding investments, along with principal payments received on mortgage-backed securities, which were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.  Additionally, there was an unfavorable change in volume from higher-yielding loans to lower-yielding investments as the Bank continued to experience weak loan demand given the tepid economic recovery.

The impact of the decrease in yield on interest-earning assets was somewhat mitigated by the 46 basis point decrease in the rate paid on interest-bearing liabilities.  Most significantly, the average rate paid on borrowings from the FHLB decreased 100 basis points due partially to the maturity of higher fixed-rate advances and partially to a change in mix as the Company borrowed some overnight funds from the FHLB at considerably lower rates.  Also contributing to the decline in funding costs was the favorable change in volume from higher-cost time deposits to lower-cost savings and money market accounts as reflected in Table 2 above.  Additionally, the Company continued to downward price deposit products following the general market decline in interest rates.  This was accomplished while still retaining customers.

This overall impact, however, was a tightening of the Company’s annualized net interest spread, (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) which decreased 21 basis points from 3.00% for the three months ended September 30, 2010 to 2.79% for the same period in 2011.

The Company’s balance sheet is slightly asset sensitive, meaning that interest-earning assets generally reprice quicker than interest-bearing liabilities.  Therefore, the Company could experience expansion in its net interest margin during periods of rising interest rates.

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

During the third quarter of 2011, our provision for loan losses was $10,000 compared to $780,000 for the third quarter 2010.  The amount of the provision reflects the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  The improvement in credit quality, coupled with a reduction in the size of the overall portfolio, has afforded the Company a substantially smaller provision expense during the third quarter of 2011.  The larger provision expense recorded during third quarter 2010 was partially due to the need to replenish the account after sustaining $520,000 in charge-offs and partially due to the growth in the loan portfolio during that period.  See additional discussion below under Financial Condition - Nonperforming Loans, Leases and Assets.

Noninterest Income

Noninterest income for the quarter ended September 30, 2011 was $327,000, a decrease of $50,000 from $377,000 for the third quarter 2010.  The Company sold securities for net gains of $333,000 during the third quarter 2011, which was substantially the same as the prior year third quarter.  Other income was down $13,000, or 81%, from third quarter 2010 due to lower fees earned on residential mortgage loans originated through a third party.  Additionally, the Company recognized a $25,000 loss on the final accounting for the sale of an OREO property versus a $10,000 gain on sale of an OREO property during third quarter 2010.  Service charges on deposits were down 16% or $3,000 quarter-over-quarter.

Noninterest Expense

Our total noninterest expense for the quarter ended September 30, 2011 was $1.2 million, substantially unchanged from third quarter 2010.  Salaries and employee benefits decreased $6,000 due to the elimination of an executive officer position and lower stock option expense, partially offset by higher expense due to the Company match on 401K contributions, which began in January 2011.

Occupancy expense remained substantially unchanged decreasing $2,000 quarter-over-quarter.  Professional fees decreased $5,000, or 4%, quarter-over-quarter due to lower compliance consulting costs partially offset by increased legal costs associated with troubled assets.

Other general and administrative expenses increased $17,000, or 6%, quarter-over-quarter, as detailed in the following table:

	Three Months Ended September 30,		Increase/
($ in thousands)	2011	2010	(Decrease)
Other general and administrative expenses:
Data processing	$73	$80	$(7)
FDIC assessment	48	52	(4)
Regulatory and reporting fees	36	26	10
Marketing and promotions	23	38	(15)
Directors’ fees	22	20	2
Printing, stationery and supplies	6	7	(1)
Loan and collection expense	41	14	27
Travel and entertainment	11	18	(7)
Telephone/communication	12	10	2
Dues and memberships	8	7	1
Insurance	8	6	2
Postage and shipping	3	5	(2)
Franchise taxes	3	3	—
ATM and debit card fees	4	4	—
Training and education	3	2	1
Miscellaneous	13	5	8
Total	$314	$297	$17

The most significant changes include an increase of $27,000 in loan and collection expenses related to collection of problem loans and expenses incurred on Other Real Estate Owned (OREO) property; a $10,000 increase in regulatory and reporting fees due to higher assessment rates on fees paid to the OCC (our primary regulator); partially offset by a $4,000 decrease in Federal Deposit Insurance Corporation (FDIC) fees due to a change in the calculation of assessment rates that is favorable to smaller banks; a $7,000 decrease in both data processing costs and travel/entertainment expenses; and a $15,000 decrease in marketing and promotion costs all correlated to management’s continued focus on expense control.

Comparative Results of Operations for the Nine Months Ended September 30, 2011 and 2010

The following discussion focuses on the Company’s financial condition and results of operations for the nine months ended September 30, 2011 compared to the financial condition and results of operations for the nine months ended September 30, 2010.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank.

The Company recorded net income of $76,000, or $0.03 per share, for the nine months ended September 30, 2011 compared with a net loss of $282,000, or ($0.11) per share, for the nine months ended September 30, 2010.  The most notable items contributing to the increase in net income were a $945,000 favorable variance in provision for loan and lease losses partially offset by a $307,000 unfavorable variance in gain on available-for-sale securities and a $323,000 unfavorable variance in noninterest expenses.  Each of the aforementioned factors is discussed in more detail below.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and average interest-bearing liabilities and the resultant annualized yields expressed in percentages.

Table 3

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
($ in thousands)	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$58,011	$2,512	5.79%	$57,243	$2,503	5.85%
Investment securities**	75,102	1,897	3.38	72,462	2,261	4.17
FHLB and FRB stocks	1,137	25	2.98	1,131	32	3.78
Federal funds sold	1,072	2	0.22	1,358	2	0.21
Interest-bearing deposits with banks	720	3	0.59	1,295	7	0.76
Total interest-earning assets	136,042	$4,439	4.36%	133,489	$4,805	4.81%
Noninterest-earning assets	2,470			4,022
Total assets	$138,512			$137,511

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Money market and savings deposits	$61,610	$511	1.11%	$56,513	$692	1.66%
Interest-bearing checking accounts	11,287	95	1.12	8,413	101	1.61
Time deposits	37,685	460	1.63	42,863	683	2.13
Federal funds purchased and securities sold under agreements to repurchase	564	5	1.09	496	5	1.35
FHLB advances	5,860	157	3.59	6,973	202	3.87
Other borrowings	60	4	9.42	103	7	9.43
Total interest-bearing liabilities	117,066	$1,232	1.41%	115,361	$1,690	1.96%
Noninterest-bearing checking accounts	2,387			2,001
Noninterest-bearing liabilities	381			448
Stockholders’ equity	18,678			19,701
Total liabilities and stockholders’ equity	$138,512			$137,511

Net interest income		$3,207			$3,115

Net interest spread		2.95%			2.85%

Net interest margin		3.15%			3.12%

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

Table 4

	Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$9	$(23)	$32
Investment securities	(364)	(450)	86
FHLB and FRB stocks	(7)	(7)	—
Federal funds sold	—	—	—
Interest-bearing deposits with banks	(4)	(1)	(3)
Total interest income	$(366)	$(481)	$115

Interest expense:
Money market and savings deposits	$(181)	$(251)	$70
Interest-bearing checking accounts	(6)	47	(53)
Time deposits	(223)	(147)	(76)
Federal funds purchased and securities sold under agreements to repurchase	—	—	—
FHLB advances	(45)	(14)	(31)
Other borrowings	(3)	—	(3)
Total interest expense	$(458)	$(365)	$(93)

Net interest income	$92	$(116)	$208

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

As reflected in Table 3 above, the Company’s net interest margin increased slightly year-over-year, from 3.12% for the nine months ended September 30, 2010 to 3.15% for the nine months ended September 30, 2011 due to decreased interest expense on interest-bearing liabilities which outpaced the decline in interest income.  The cost of money market, savings and time deposits all decreased year-over-year as the Bank continued to downward price deposit products following the general market decline in interest rates.  This enabled the Bank to save 55 basis points on the cost of interest-bearing liabilities during the nine months ended September 30, 2011 as compared to the same period of 2010.  Additionally, the Company had a favorable shift in volume related to its interest-bearing liabilities as funding was shifted away from more costly FHLB fixed-rate advances and time deposits to less expensive money market, savings and interest-bearing checking accounts.

The Bank has recognized lower yields on interest-earning assets, decreasing 45 basis points from 4.81% for the nine months ended September 30, 2010 to 4.36% for the nine months ended September 30, 2011.  This decline is primarily due to a decrease in the Bank’s yield on investment securities which decreased 79 basis points during this time period.  This decrease is primarily due to the sale of longer-maturity, higher-yielding investments, along with principal payments received on mortgage-backed securities, which were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.

Total interest income was $4.4 million for the nine months ended September 30, 2011, consisting primarily of interest on loans of $2.5 million and interest on investment securities of $1.9 million.  Average gross loans, net of unearned fees, increased $768,000 and average investment securities increased $2.6 million during this period; however, the decrease in yields resulted in an overall decline of $366,000, or 8%, in total interest income despite the average volume increases.

Total interest expense was $1.2 million for the nine months ended September 30, 2011, a decrease of $458,000, or 27%, from $1.7 million during the same period of 2010.  Net interest income was $3.2 million for the first nine months of 2011, an increase of $92,000, or 3%, from $3.1 million for the same period of 2010.

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

During the first nine months of 2011, our provision for loan losses was $130,000 compared to $1.1 million for the same time period of 2010.  The amount of the provision reflects the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions.  Management has diligently worked to reduce problem loans during the course of the year which has led to a reduction in our classified loans.  The improvement in credit quality, coupled with a reduction in the size of the overall portfolio, has afforded the Company a substantially smaller provision expense during 2011.  The larger provision expense recorded during the first nine months of 2010 was partially due to the need to replenish the account after sustaining $705,000 in charge-offs and partially due to the growth in the loan portfolio during that period.  See additional discussion below under Financial Condition — Nonperforming Loans, Leases and Assets.

Noninterest Income

Noninterest income for the nine months ended September 30, 2011 was $588,000, a $356,000, or 38%, decrease from $944,000 for the nine months ended September 30, 2010.  The decrease was primarily due to reduced gains on sales of investment securities and secondarily due to a $25,000 loss on the final accounting for the sale of an OREO property that was sold during the second quarter of 2011 versus a $10,000 gain on sale of an OREO property that occurred during the third quarter of 2010.

Noninterest Expense

Our total noninterest expense was $3.6 million for the nine months ended September 30, 2011, a 10%, or $323,000, increase from $3.3 million for the nine months ended September 30, 2010.  This consisted of an increase in salaries and employee benefits of $174,000, or 10%, related to the following:  1) Company match on 401K contributions, which began in January 2011, 2) lower salary expense deferral related to deferred expenses on loan originations which directly correlates to fewer loans closed during the first nine months of 2011 compared to 2010, and 3) increased stock option expense primarily related to new options granted.

Occupancy expense decreased $23,000, or 6%, year-over-year partially due to a renegotiation of common area maintenance charges and partially due to the expiration of a lease agreement that was not renewed.  Professional fees increased $36,000, or 11%, year-over-year due to increased legal costs associated with troubled assets partially offset by lower compliance consulting costs.

Other general and administrative expenses increased $136,000, or 18%, year-over-year, as detailed in the following table:

	Nine Months Ended September 30,		Increase/
($ in thousands)	2011	2010	(Decrease)
Other general and administrative expenses:
Data processing	$229	$211	$18
FDIC assessment	165	147	18
Regulatory and reporting fees	119	90	29
Marketing and promotions	64	80	(16)
Directors’ fees	68	23	45
Printing, stationery and supplies	20	24	(4)
Loan and collection expense	76	24	52
Travel and entertainment	26	39	(13)
Telephone/communication	35	31	4
Dues and memberships	21	24	(3)
Insurance	20	17	3
Postage and shipping	10	13	(3)
Franchise taxes	10	14	(4)
ATM and debit card fees	10	12	(2)
Training and education	10	6	4
Miscellaneous	26	18	8
Total	$909	$773	$136

The most significant changes include an increase of $52,000 in loan and collection expenses related to collection of problem loans and expenses incurred on an OREO property; a $45,000 increase in directors’ fees as the Company began compensating directors for their attendance at meetings in July 2010; a $29,000 increase in regulatory and reporting fees due to higher assessment rates on fees paid to the OCC; an increase of $18,000 increase in data processing due to overall increases in customer and account activity; a $18,000 increase in FDIC fees due to higher assessments rates paid during the first quarter 2011 before the revised assessment calculation was implemented; partially offset by a $16,000 decrease in marketing and promotion costs and a $13,000 decrease in travel and entertainment expenses as a result of management’s continued focus on expense control.

Income Taxes

No federal or state tax expense has been recorded for the three or nine months ended September 30, 2011 and 2010, based upon significant operating loss carry-forwards that can be used to offset approximately $3.7 million of taxable income.  Since it is uncertain that the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2011 and December 31, 2010 is $0.

Financial Condition

At September 30, 2011, the Company had total assets of $140.7 million, which was substantially unchanged from December 31, 2010.  Stockholders’ equity increased $313,000 as of September 30, 2011 to $18.6 million from $18.3 million at December 31, 2010 partially due to increases in the unrealized gain on the Company’s investment portfolio and partially due to the net income earned for the nine months ended September 30, 2011.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stocks

At September 30, 2011, the Bank had a total of $1.1 million invested in FHLB and FRB stocks carried at cost consisting of $645,000 in FHLB stock and $503,000 in FRB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of September 30, 2011, the FHLB stock is yielding an average rate of 0.6% and the FRB stock is yielding an average rate of 6.0%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy established by our Board of Directors.

At September 30, 2011, Solera National Bank’s securities consisted of available-for-sale securities of $81.9 million.  The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at September 30, 2011 and December 31, 2010:  The tables do not give effect to the potential prepayments on the mortgage-backed securities (MBS) portfolio.

	At September 30, 2011
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$—	—%	$—	—%
Corporate	—	—	5,498	3.34	6,105	4.61	—	—
State and municipal	—	—	2,888	4.05	4,939	4.59	—	—
Residential agency MBS	—	—	—	—	3,779	2.73	58,668	2.54
Total	$—	—%	$8,386	3.59%	$14,823	4.12%	$58,668	2.54%

	At December 31, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$868	3.52%	$4,984	2.48%
Corporate	—	—	3,620	4.12	7,853	4.67	—	—
State and municipal	—	—	819	1.87	21,498	4.48	508	5.23
Residential agency MBS	—	—	—	—	453	4.61	35,710	3.44
Total	$—	—%	$4,439	3.71%	$30,672	4.50%	$41,202	3.35%

Loan Portfolio

The following table presents the composition of our loan portfolio by category as of the dates indicated:

	September 30, 2011		December 31, 2010
($ in thousands)	Amount	% of Total	Amount	% of Total
Commercial real estate	$37,783	68%	$38,504	65%
Commercial and industrial	6,128	11	8,732	15
Residential real estate	9,509	17	7,868	14
Construction and land development	1,119	2	1,894	3
Lease financing	1,070	2	1,359	2
Consumer	101	—	540	1
Gross loans	55,710	100%	58,897	100%
Less: Deferred loan (fees) / expenses, net	(58)		(75)
Allowance for loan and lease losses	(1,069)		(1,175)
Loans, net	$54,583		$57,647

As of September 30, 2011, net loans were $54.6 million, a 5% decrease from December 31, 2010.  Net loans were 39% of total assets at September 30, 2011 compared to 41% of total assets at December 31, 2010.  Loan demand remained weak throughout the first nine months of 2011.

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

The following tables set forth information at September 30, 2011 and December 31, 2010, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity.  The tables do not give effect to potential prepayments or contractual principal payments.

	September 30, 2011
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Commercial real estate	$556	$13,415	$23,812	$—	$37,783
Commercial and industrial	2,512	2,082	1,534	—	6,128
Residential real estate	—	2,463	—	7,046	9,509
Construction and land development	957	162	—	—	1,119
Lease financing	—	1,070	—	—	1,070
Consumer	74	14	—	13	101
Gross Loans Receivable	$4,099	$19,206	$25,346	$7,059	$55,710

	December 31, 2010
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Commercial real estate	$4,098	$10,676	$23,730	$—	$38,504
Commercial and industrial	3,843	3,124	1,765	—	8,732
Residential real estate	—	343	—	7,525	7,868
Construction and land development	1,894	—	—	—	1,894
Lease financing	—	1,359	—	—	1,359
Consumer	365	29	—	146	540
Gross Loans Receivable	$10,200	$15,531	$25,495	$7,671	$58,897

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	September 30, 2011	December 31, 2010
Nonaccrual loans and leases	$986	$1,783
Other impaired loans	—	337
Total nonperforming loans	986	2,120
Other real estate owned	903	1,838
Total nonperforming assets	$1,889	$3,958

Nonperforming loans	$986	$2,120
Allocated allowance for loan and lease losses to nonperforming loans	—	(87)
Net investment in nonperforming loans	$986	$2,033

Accruing loans past due 90 days or more	$—	$44
Loans past due 30-89 days	$—	$187

Loans charged-off, year-to-date	$236	$765
Recoveries, year-to-date	—	—
Net charge-offs, year-to-date	$236	$765
Allowance for loan and lease losses	$1,069	$1,175

Allowance for loan and lease losses to loans, net of deferred fees/expenses	1.92%	2.00%
Allowance for loan and lease losses to nonaccrual loans	108.42%	65.90%
Allowance for loan and lease losses to nonperforming loans	108.42%	55.42%
Nonaccrual loans to loans, net of deferred fees/expenses	1.77%	3.03%
Loans 30-89 days past due to loans, net of deferred fees/expenses	—%	0.31%
Nonperforming assets to total assets	1.34%	2.82%

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

	September 30, 2011		December 31, 2010
($ in thousands)	Total	# of Loans	Total	# of Loans
Substandard	$5,665	16	$5,207	17
Doubtful	$—	—	$161	1
Loss	$—	—	$—	—

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

Provisions for loan and lease losses may be provided both on a specific and general basis.  Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable.  General valuation allowances are provided based on a formula that incorporates the factors discussed above.  The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the aforementioned factors.

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.1 million, or 1.92% of outstanding principal as of September 30, 2011.  We recognized provision expense of $10,000 during the third quarter of 2011 reflecting improving credit quality.  This compared to $780,000 of provision expense during the third quarter of 2010, which was primarily the result of net credit losses on two real estate development loan participations from the Bank’s early stages of operation.

Credit and loan decisions are made by management and the Board of Directors’ Credit Committee in conformity with loan policies established by the Board of Directors.  Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss by regulatory examiners, or other reasons.  During the three and nine months ended September 30, 2011 and 2010, the Bank recorded the following charge-offs and other activity in the allowance for loan and lease losses:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2011	2010	2011	2010
Balance, beginning of period	$1,284	$940	$1,175	$830
Loans charged-off:
Commercial real estate		(371)	(11)	(556)
Commercial and industrial	(116)	—	(116)	—
Residential real estate	(109)	—	(109)	—
Construction and land development	—	(149)	—	(149)
Lease financing	—	—	—	—
Consumer	—	—	—	—
Total loans charged-off	(225)	(520)	(236)	(705)
Recoveries on loans previously charged-off	—	—	—	—
Provision for loan and lease losses	10	780	130	1,075
Balance, end of period	$1,069	$1,200	$1,069	$1,200

Net charge-offs to average gross loans	0.39%	0.86%	0.41%	1.23%

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $6.5 million and $8.3 million as of September 30, 2011 and December 31, 2010, respectively.

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

Borrowings

As of September 30, 2011, the Bank had $6.5 million in fixed-rate borrowings from the Federal Home Loan Bank of Topeka with varying maturity dates between April 2012 and June 2016 and a weighted-average fixed interest rate of 3.10%.  Additionally, the Bank had $2.0 million in variable-rate, overnight advances from the FHLB at a rate of 0.22%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $9.4 million with various correspondent banks.  As of September 30, 2011, the Company had $135,000 outstanding on these lines.  Additionally, the Bank has access to secured borrowing through the Federal Reserve Bank Discount window and two correspondent banks.

Loan Commitments

At September 30, 2011, the Company had $6.5 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

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

In December 2010, the OCC established minimum capital ratios on the Bank which require Tier 1 capital to average assets of 9.0% and total risk-based capital to risk-weighted assets of 12.0%.  As of September 30, 2011, the Bank’s ratios are substantially higher than these thresholds.  A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at September 30, 2011:

	Risk-based		Leverage
($ in thousands)	Tier 1	Total capital	Tier 1
Actual regulatory capital	$15,936	$16,938	$15,936
Well-capitalized requirement	4,813	8,022	6,953
Excess regulatory capital	$11,123	$8,916	$8,983
Capital ratios	19.9%	21.1%	11.5%
Minimum capital requirement	4.0%	8.0%	4.0%
Individual minimum capital requirement(1)	NA	12.0%	9.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

(1) In December 2010, the OCC established these minimum capital ratios for the Bank.

Liquidity

The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends until we have received prior written determination of no supervisory objection from the Assistant Deputy Comptroller of the Western Division of the OCC.  The Bank does not anticipate paying dividends to the Company for the foreseeable future.

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

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit and money market accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues certificates of deposits or funds in a money market account in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Company to service its depositors’ needs.  As of September 30, 2011 and December 31, 2010, the Bank had $1.8 million and $1.9 million, respectively, in CDARS® reciprocal deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity.  However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 - 90% over time.  Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, federal funds, etc.) are not available, nor will Solera National Bank seek to attract transient volatile, non-local deposits with above market interest rates.  As of September 30, 2011, the loan to deposit ratio was 49% representing a 4% decrease from 53% at December 31, 2010.  Given the weak economic environment which has adversely impacted loan demand, the bank has prudently invested its excess liquidity in readily marketable, high-quality investment securities.   This has markedly increased our risk-based capital ratios but the investment securities generally earn lower rates of interest than loans, thereby adversely impacting earnings.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $48.0 million of available funding as of September 30, 2011, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.4 million with three correspondent banks.  Each of these lines expires during 2011 or 2012, however, it is anticipated that the Bank will be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

The Company had cash and cash equivalents of $283,000, or 0.2% of total assets, at September 30, 2011.  Additionally, the Company had $81.9 million in available-for-sale investment securities, or 58% of total assets, at September 30, 2011.  Management believes Solera National Bank has adequate liquidity to meet anticipated future funding needs.

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

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this Quarterly Report, under the supervision and with the participation of our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter (the quarter ended September 30, 2011) that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of our business, we are party to various legal actions, which we believe are incidental to the operation of our business. Although the ultimate outcome and amount of liability associated with these legal actions, if any, cannot presently be ascertained with certainty, in the opinion of management, based upon information currently available to us, any resulting liability is not likely to have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Date: November 14, 2011	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase document

(*)	Filed herewith.

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