Form 10-K
period 2011-12-31
Solera National Bancorp, Inc.
filed 2012-03-27
CIK 1357231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 - K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant computed by reference to the price at which the common equity was last sold as of June 30, 2011 was $6,017,553.

The number of shares of common stock, par value $0.01 share, of the Registrant outstanding as of March 16, 2012, was 2,553,671.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s definitive proxy statement for the 2012 Annual Meeting of Stockholders, expected to be held in June 2012, are incorporated by reference into Part III of this Form 10-K.

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

•                  our ability to comply with our Consent Order issued by the Office of the Comptroller of the Currency, (“OCC”), and potential regulatory actions if we fail to comply;

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

Item 1. Business

Overview

Solera National Bancorp, Inc. - The Company, headquartered in Lakewood, Colorado, was organized as a Delaware corporation in 2006 to serve as a bank holding company for the Bank. The Company received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank in July 2007. The Company raised a total of $25.5 million in its initial public offering and used $20.0 million of the proceeds to purchase shares of the Bank’s common stock.

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

At this time, the Company engages in no material business operations other than owning and managing the Bank.  At December 31, 2011, Solera National Bancorp, Inc. had no employees, as all staff are employees of the Bank.

Solera National Bank. - On September 10, 2007, the Bank began banking operations as a federally-chartered national bank, having received all necessary regulatory approvals. The Federal Deposit Insurance Corporation, (“FDIC”), insures the Bank’s deposit accounts up to the maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the OCC. The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank (“FRB”).

Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado with 25 full-time equivalent employees primarily dedicated to serving the six-county Denver metropolitan area.  The Bank offers a broad range of commercial and consumer banking services to small- and medium-sized businesses, licensed professionals and individuals.  While the Bank serves the entire community, it has a specialized focus serving the local Hispanic and other minority populations which it believes are currently underserved.  The Bank’s website is www.solerabank.com.

Available Information

The Company’s Investor Relations information can be obtained through the Bank’s internet address, www.solerabank.com. The Company makes available on or through its Investor Relations page, without charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). The Company’s reports filed with, or furnished to, the SEC are also available at the SEC’s website at www.sec.gov. In addition, the Company makes available, free of charge, its press releases, and charters for the Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee through the Company’s Investor Relations page. Information on our website is not incorporated by reference into this document and should not be considered part of this Report.

Philosophy and Strategy

Solera National Bank operates as a full-service community bank offering a wide array of financial products while emphasizing prompt, personalized customer service.  The Bank believes that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

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

•                  operating from a highly visible and accessible banking office in close proximity to concentrations of targeted commercial businesses, professionals and individuals; and

•                  utilizing an effective business development calling program.

Market Opportunities

Primary Service Area.  Solera National Bank’s primary service area is the six-county Denver metropolitan area.  The Bank’s main office is located at 319 South Sheridan Boulevard in Lakewood, Colorado.  According to information gathered from SNL Analytics, within a three mile radius of the Bank’s main office, there are approximately 7,250 businesses, 97,000 employees and 198,000 residents.  The Bank is targeting these small- to mid-sized businesses, as well as local residents.  This location offers the ability to target Hispanic and other minority populations as approximately 52% are Hispanic households within three miles of the Bank’s main office.  Most of the Bank’s customers are from our primary service area.

National Economy.  On a national level, most economic indicators showed continued signs of improvement by the end of 2011.  Preliminary data show the U.S. GDP increased at an annual rate of 3.0% in the fourth quarter, reflecting the upturn in private inventory investment, along with accelerations in personal consumption expenditures and in residential and non-residential fixed investment, partly offset by reduced levels of government spending at both the federal and state level.  Consumer confidence readings indicate consumers are less pessimistic about current business and labor market conditions than they were in recent months, and more optimistic about the short-term outlook for the economy.

The U.S. economy added 227,000 jobs in February while hiring in January and December was revised up by a combined 61,000, according to figures released by the U.S. Labor Department on March 9, 2012.  The unemployment rate remained unchanged at 8.3%.  Although the job market is improving, the pace of improvement still remains too slow to absorb the approximately 23.5 million Americans who are either out of work or underemployed.

Colorado Economy.  According to statistics released on March 13, 2012 by the Colorado Department of Labor and Employment, nonfarm payroll jobs in Colorado increased by 19,500 from December to January to 2,284,800 jobs, according to the survey of business establishments.  Private sector increased by 22,500 and government decreased by 3,000 payroll jobs. According to the survey of households, the unemployment rate decreased one-tenth of a percentage point to 7.8%.  The number of people actively participating in the labor force decreased 3,900 to 2,730,100 and total employment decreased 1,900 to 2,517,100 causing the number of unemployed to decline 2,000.

Over the year, the unemployment rate is down 1% from 8.9% in December 2010.  The number of Coloradans participating in the labor force increased 58,900, total employment increased 80,900 and the number of unemployed decreased 22,000.

Denver Metropolitan Area Economy.  Data from the last months of 2011 and into January 2012 continue to show improvement in the economy, albeit slow.  The unemployment average for 2011 was lower than in 2010, home sales and median home prices are beginning to increase, consumer confidence in the Mountain Region is at an all-time high since September 2008, and the stock markets have all increased year-to-date, according to data compiled by the Metro Denver Economic Development Corporation (Metro Denver EDC) in its Monthly Economic

Summary for February 2012.  The Denver metro area’s unemployment rate stood at 8.4 percent in January, down from a 9.3 percent rate in the same month of 2011, according to raw, unadjusted county jobs data released Tuesday by the Colorado Department of Labor and Employment

Management believes that our primary market has begun to stabilize compared to the significant negative trends experienced during 2008, 2009 and 2010.  However, there can be no guarantee that growing concerns about the global economy will not have an adverse impact on the local economy in which the Company operates.

Competition.  Solera National Bank faces substantial competition in both lending and deposit originations from other commercial banks, savings and loan associations, credit unions, consumer finance companies, pension trusts, mutual funds, insurance companies, mortgage bankers and brokers, brokerage and investment banking firms, asset-based non-bank lenders, and certain other non-financial institutions, including retail stores, that may offer more favorable financing alternatives than the Bank.  The Bank generally competes based on customer service, the rates of interest charged on loans and the rates of interest paid for deposits.

According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2011, most of the deposits held in traditional banking institutions in the Bank’s primary banking market are attributable to super-regional banks (serving several states) and branch offices of out-of-state banks.  The Company believes that banks headquartered outside of its primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers.  Through its local ownership and management, the Company believes Solera National Bank is positioned to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs.  We believe that the we can compete effectively with larger and more established banks through an active business development program and by offering local access, competitive products and services, and more responsive customer service.

Business Strategy

Operating Strategy.  In order to achieve the level of prompt, responsive service necessary to attract customers and to develop the Bank’s image as a local bank with a community focus, we have employed the following operating strategies:

•                  Experienced senior management.  Our senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in its primary service area.

•                  Quality employees. We have hired, and will continue to hire, highly-trained and seasoned staff. Ongoing training provides the staff with extensive knowledge of the Bank’s products and services enabling our employees to answer questions and resolve customer issues quickly.  We have hired bilingual staff to serve diverse banking customers, including the Hispanic community.

•                  Community-oriented Board of Directors.  The Bank’s directors are either experienced bankers or local business and community leaders.  All of our Directors are currently or have been residents of the Bank’s primary service area, and most have significant business ties to the Bank’s primary service area, enabling them to be sensitive and responsive to the needs of the community. Additionally, the Board of Directors encompass a wide variety of business experience and community involvement.

•                  Well situated site.  The main office, located at 319 South Sheridan Boulevard in Lakewood, Colorado, occupies a highly visible location at a major traffic intersection.  This site gives the Bank highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area.

•                  Individual customer focus.  The Bank is able to respond to credit requests quickly and be more flexible in approving loans based on collateral quality and personal knowledge of the customer.  Clients enjoy the convenience of on-site visits by the Bank’s business relationship managers and business consultation services.

•                  Financial education and information resource center. The Bank serves as a financial and information center for the community, sponsoring professionals to conduct seminars and workshops on a variety of subjects of interest.

•                  Officer, Director and Community Advisory Council call program.  We have implemented an active call program to promote our philosophy.  The purpose of this call program is to visit prospective customers and to describe the Bank’s products, services and philosophy and attend various business and community functions.  All of the Bank’s officers, Directors and Community Advisory Council members have extensive contacts in the Denver metropolitan market area.

•                  Marketing and advertising.  The most significant marketing of the Bank are the calls on contacts provided by the officers, Directors, organizers, and stockholders of Solera National Bancorp, Inc.  Additionally, the Bank expanded its outreach by forming a Community Advisory Council.  The Council meets and communicates regularly to identify opportunities for the Bank.

Growth Strategies.  We have implemented the following growth strategies:

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

•                  Emphasize local decision-making.  We are able to differentiate ourselves from the major regional banks operating in our market area by offering local decision-making by experienced bankers.  This helps the Bank attract local businesses and service-minded customers.

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

•                  Small business lending.  The Bank provides services and capabilities for small- to medium-sized businesses utilizing long-term financing for business acquisition, debt refinancing, working capital, real estate and equipment.  The Bank has hired loan officers with extensive knowledge of small-business lending to provide adequate funding for the needs of these potential customers.

Lending Services

Lending Policy.  The Bank offers a full range of lending products, including commercial loans to small- to medium-sized businesses, professionals, and consumer loans to individuals.  The Bank understands that it is competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits.  A timely response to credit requests has provided the Bank a competitive advantage.

The Bank’s loan approval policy provides for two levels of lending authority.  When the amount of total loans to a single borrower exceeds the Bank’s President’s or Chief Credit Officer’s lending authority, the Board of Director’s Credit Committee determines whether to approve the loan request.

Lending Limits.  The Bank’s lending activities are subject to a variety of lending limits.  In general, the Bank may loan to any one borrower a maximum amount equal to 15% of the Bank’s capital and surplus, or 25% if the amount that exceeds 15% is fully secured by financial instruments.  These lending limits will increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

Credit Risks.  The principal economic risk associated with each category of loans that the Bank expects to make is the creditworthiness of the borrower.  Borrower creditworthiness is affected by general economic conditions and the strength of the relevant business market segment which impacts a borrower’s ability to repay.  The larger, well-established financial institutions in the Bank’s primary service area are likely to make proportionately more loans to medium- and large-sized businesses than the Bank will make.  The majority of the Bank’s commercial loans are made to small- and medium-sized businesses that may be less able to withstand competitive, economic and financial pressures than larger borrowers.

Real Estate Loans.  The Bank makes commercial real estate loans, construction and development loans and residential real estate loans.  The following is a description of each of the major categories of real estate loans that the Bank makes and the risks associated with each category of loan.

•                  Commercial real estate loans.  Commercial real estate loan terms generally are limited to ten years or less, although payments may be structured on a longer amortization basis.  Interest rates may be fixed or adjustable, although rates typically will not be fixed for a period exceeding 60 months.  The Bank generally charges an origination fee for its services.  The Bank also generally requires personal guarantees from the principal owners of the business or property supported by a review by Bank management of the principal owners’ personal financial statements.  For analytical purposes, we categorize our commercial real estate loans into those that are owner occupied and those that are non-owner occupied.  Generally, non-owner occupied loans have more inherent risk as the borrower’s ability to repay is dependent upon the tenant’s ability to pay.  Risks associated with commercial real estate loans include fluctuations in the value of real estate, new job creation trends, tenant vacancy rates and the quality of the borrowers’ management.  The Bank limits its risk by analyzing borrowers’ cash flow and collateral value on an ongoing basis.

•                  Construction and development loans.  The Bank generally makes owner-occupied construction loans with a pre-approved take-out loan and considers non-owner occupied construction loans on a case-by-case basis.  Construction and development loans are generally made with a term of twelve to eighteen months and interest is paid monthly.  The ratio of the loan principal to the value of the collateral as established by independent appraisal typically will not exceed industry standards.  Loan proceeds are disbursed based on the percentage of completion and only after the project has been inspected by an experienced construction lender or third-party inspector. Risks associated with construction loans include fluctuations in the value of real estate and new job creation trends.

•                  Residential real estate loans.  The Bank makes residential real estate loans consisting of residential second mortgage loans, home equity loans and lines of credit, and home improvement loans and lending for the purchase or refinance of one-to-four family properties.  The amortization of second mortgages generally does not exceed 15 years and the rates are generally not fixed for over 60 months.  The amortization of first mortgages generally does not exceed 25 years and the rates are fixed with final maturity generally in 3, 5 or 7 years.  All loans are made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance.  The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

Commercial and Industrial Loans.  We target small- to medium-sized commercial and industrial businesses.  The terms of these loans vary by purpose and by type of underlying collateral, if any.  The commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from cash flow.  The Bank typically makes equipment loans for a term of seven years or less at fixed or variable rates, with the loan fully amortized over the term.  Loans to support working capital typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is amortized during the term of the loan with remaining principal due at maturity.  The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services and to effectively respond to such changes are significant factors in a commercial borrower’s creditworthiness.

The Bank also offers a number of Small Business Administration (“SBA”) guaranteed loan programs to assist small businesses.  The 504 program provides small businesses needing “brick and mortar” financing with long-term, fixed-rate financing to acquire major fixed assets for expansion or modernization.  The 7(a) program helps start-up and existing small businesses obtain financing when they might not be eligible for business loans through traditional lending channels.

Consumer Loans.  The Bank offers a variety of loans to individuals for personal, family and household purposes, including secured and unsecured installment and term loans.  The loan officer reviews the borrower’s past credit history, past income level, debt history and cash flow to determine the impact of all these factors on the ability of the borrower to make future payments as agreed.  The principal competitors for consumer loans are the established banks, credit unions and finance companies in the Bank’s market.

Composition of portfolio - The following table sets forth the composition of the Bank’s loan portfolio according to the loan’s purpose:

	December 31,
($ in thousands)	2011	2010

Commercial real estate	$37,862	$38,504
Commercial and industrial	5,971	10,092
Residential real estate	10,460	7,867
Construction and development	1,307	1,894
Consumer	45	540
GROSS LOANS	55,645	58,897
Net deferred (fees) / expenses	(77)	(75)
Allowance for loan and lease losses	(1,067)	(1,175)
LOANS, NET	$54,501	$57,647

Average loan size of portfolio - The following table sets forth the number of loans of the Bank, and the average size of each loan, within each category of the loan portfolio.

	December 31,
	2011		2010
($ in thousands)	# of Loans	Average Loan Size	# of Loans	Average Loan Size
Commercial real estate	63	$601	67	$575
Commercial and industrial	43	139	47	214
Residential real estate	36	291	32	246
Construction and development	4	327	4	473
Consumer	25	2	28	19
GROSS LOANS	171	$325	178	$331

Re-pricing of portfolio - The following table summarizes the maturities for fixed rate loans and the re-pricing intervals for adjustable rate loans.  A portion of the adjustable rate loans have floors which will keep those loans from re-pricing until interest rates move above those floors.

	December 31, 2011			December 31, 2010
	Principal Balance			Principal Balance
($ in thousands) Interval	Fixed Rate	Adjustable Rate(1)	Total	Fixed Rate	Adjustable Rate(2)	Total
< 3 months	$93	$13,798	$13,891	$1,064	$16,408	$17,472
> 3 to 12 months	2,655	—	2,655	5,644	—	5,644
> 1 to 3 years	10,760	10,382	21,142	2,132	694	2,826
> 3 to 5 years	3,903	8,438	12,341	10,817	16,927	27,744
over 5 years	5,616	—	5,616	4,831	380	5,211
Gross Loans Receivable	$23,027	$32,618	$55,645	$24,488	$34,409	$58,897

(1) Of the $32.6 million adjustable rate loans, $31.0 million mature after December 31, 2012.

(2) Of the $34.4 million adjustable rate loans, $29.2 million mature after December 31, 2011.

Contractual maturity of portfolio - The following tables set forth information at December 31, 2011 and 2010, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The table does not give effect to potential prepayments. Loans that have no stated schedule of repayment or maturity are reported as due in one year or less.

	December 31, 2011
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Commercial real estate	$805	$13,064	$23,993	$—	$37,862
Commercial and industrial	2,422	2,787	762	—	5,971
Residential real estate	—	2,461	1,200	6,799	10,460
Construction and development	1,150	157	—	—	1,307
Consumer	11	24	—	10	45
Gross Loans Receivable	$4,388	$18,493	$25,955	$6,809	$55,645

	December 31, 2010
($ in thousands)	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Commercial real estate	$4,098	$10,676	$23,730	$—	$38,504
Commercial and industrial	3,843	4,484	1,765	—	10,092
Residential real estate	—	342	—	7,525	7,867
Construction and development	1,894	—	—	—	1,894
Consumer	365	29	—	146	540
Gross Loans Receivable	$10,200	$15,531	$25,495	$7,671	$58,897

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

Non-performing Assets — At December 31, 2011 and 2010, the Bank had $2.4 million and $4.0 million, respectively, in non-performing assets.  Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.  Non-performing loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing interest and loans that have been restructured resulting in a reduction or deferral of interest or principal. A loan is impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings (“TDRs”) are defined as loans where the borrower is experiencing financial difficulties and for which the Bank has agreed to modify by accepting repayment terms below current market terms such as, but not limited to, the rate of interest charged, amortization of principal longer than normal for the type of collateral or acceptance of a different type or lower amount of collateral than typically accepted.  Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When any such loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from current period interest income.  There were $610,000 and $1.8 million of nonaccrual loans at December 31, 2011 and 2010, respectively.

The following table summarizes information regarding non-performing assets:

	December 31,
($ in thousands)	2011	2010
Nonaccrual loans and leases	$610	$1,783
Other impaired loans	—	337
Total non-performing loans	610	2,120
Other real estate owned	1,776	1,838
Total non-performing assets	$2,386	$3,958

Nonperforming loans	$610	$2,120
Allocated allowance for loan and lease losses to non-performing loans	—	(87)
Net investment in non-performing loans	$610	2,033

Accruing loans past due 90 days or more	$—	$44
Loans past due 30-89 days	$1,349 (1)	$187

Loans charged-off, year-to-date	$276	$765
Recoveries, year-to-date	(13)	—
Net charge-offs, year-to-date	$263	$765
Allowance for loan and lease losses	$1,067	$1,175

Allowance for loan and lease losses to loans, net of deferred fees/expenses	1.92%	2.00%
Allowance for loan and lease losses to nonaccrual loans	174.92%	65.90%
Allowance for loan and lease losses to non-performing loans	174.92%	55.42%
Nonaccrual loans to loans, net of deferred fees/expenses	1.10%	3.03%
Loans 30-89 days past due to loans, net of deferred fees/expenses	2.43%	0.31%
Non-performing assets to total assets	1.64%	2.82%

(1)  The $1.3 million of past due loans at December 31, 2011 were brought current as of January 10, 2012.

Classified Assets - Federal regulations require that each insured financial institution classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have declined to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured.  Loans classified as “loss” are those loans that are in the process of being charged-off.  At December 31, 2011, the Bank had $4.6 million classified as substandard and no loans classified as doubtful or loss.  Comparatively, at December 31, 2010, the Bank had $5.2 million classified as substandard, one loan for $161,000 classified as doubtful and no loans classified as loss.

Allowance for Loan and Lease Losses - The Bank maintains an allowance for estimated loan losses based on a number of quantitative and qualitative factors.  Factors used to assess the adequacy of the allowance for loan and lease losses are established based upon management’s assessment of the credit risk in the portfolio, historical loan loss, changes in the size, composition and concentrations of the loan portfolio, general economic conditions, and changes in the legal and regulatory environment, among others.  In addition, because the Bank has limited history on which to base future loan losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels until the Bank has sufficient historical data to see trends in our own loss history.  Provisions for loan losses may be provided both on a specific and general basis. Specific and general valuation allowances are increased by provisions charged to expense and decreased by charge-offs of loans, net of recoveries. Specific allowances are provided for impaired loans for which the expected loss is measurable. General valuation allowances are provided based on a formula that incorporates the factors discussed above. The Bank periodically reviews the assumptions and formula by which additions are made to the specific and general valuation allowances for losses in an effort to refine such allowances in light of the current status of the aforementioned factors.

The following table sets forth the allowance for loan and lease losses activity for 2011 and 2010:

($ in thousands)	2011	2010
Balance at beginning of year	$1,175	$830
Provision charged to expense	155	1,110
Loans charged-off:
Commercial real estate	(149)	(556)
Commercial and industrial	(116)	—
Residential real estate	—	—
Construction and development	(11)	(209)
Consumer	—	—
Total loans charged-off	(276)	(765)
Recoveries on loans previously charged-off:
Commercial real estate	13	—
Commercial and industrial	—	—
Residential real estate	—	—
Construction and development	—	—
Consumer	—	—
Total recoveries	13	—
Balance at end of year	$1,067	$1,175

Net charge-offs to average gross loans	0.46%	1.31%

As a result of management’s evaluation of all the aforementioned factors, the allowance for loan and lease losses decreased 8 basis points from 2.00% of gross loans at December 31, 2010 to 1.92% of gross loans at December 31, 2011.

The following tables allocate the allowance for loan and lease losses based on management’s judgment of inherent losses by loan category.  It is based on management’s assessment as of a given point in time of the risk characteristics for each of the components of the total loan portfolio and is subject to change as and when the risk factors of each such component changes.  Such allocation is not indicative of either the specific amounts or the loan categories in which future charge-offs may be taken, nor should it be taken as an indicator of future loss trends.  By presenting such allocation, management does not mean to imply that the allocation is exact or that the allowance for loan and lease losses has been precisely determined from such allocation.

	December 31, 2011
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category
Commercial real estate	$708	68.0%	66.4%	1.87%
Commercial and industrial	125	10.7	11.7	2.09
Residential real estate	60	18.8	5.6	0.57
Construction and development	174	2.4	16.3	13.31
Consumer	—	0.1	—	—
Total allowance for loan and lease losses	$1,067	100.0%	100%	1.92%

	December 31, 2010
($ in thousands)	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category
Commercial real estate	$470	65.4%	40.0%	1.22%
Commercial and industrial	367	17.1	31.2	3.63
Residential real estate	90	13.4	7.7	1.14
Construction and development	240	3.2	20.4	12.67
Consumer	8	0.9	0.7	1.48
Total allowance for loan and lease losses	$1,175	100.0%	100%	2.00%

The allowance for loan and lease losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio. The Board of Directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The policy requires management to perform, on a quarterly basis, an in-depth analysis of the allowance which is presented to and approved by the Bank’s Board of Directors.

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

The portion of the allowance for loan and lease losses related to contingent losses is derived by analyzing the historical loss experience of the Bank’s peer groups and asset quality within each loan portfolio segment, along with assessing qualitative environmental factors, and correlating it with the delinquency and classification status for each portfolio segment.  Loans that are categorized as “substandard” or “doubtful” are reviewed in more individual detail to determine if the loan is impaired.  Those deemed not to be impaired are assigned a loss factor based on their risk grade.

Loss factors for each risk graded loan segment are based on experience of peer institutions and national and regional averages published by the OCC and FDIC.  Given that the Bank has limited historical trends, peer group statistics are used to validate the loss factors applied to the Bank’s various loan segments.  In addition, the following qualitative environmental elements are considered in determining the loss factors used in calculating the contingent losses: the levels of and trends in past due loans, the trend in volume and terms of loans, the effects of changes in credit concentrations, the effects of changes in risk selection and underwriting standards, and other changes in lending policies, procedures and practices, the experience, ability and depth of management and other relevant staff, national and local economic trends and conditions, and industry conditions.

Classified assets are reviewed on a monthly basis.  This evaluation of individual loans is documented in the internal asset review report relating to the specific loan.  As part of that review, potential impairment is also considered.  Any deficiencies outlined by the impairment analysis are accounted for in the specific valuation allowance for the loan or are immediately charged-off to bring the loan to its net realizable value.  A loan is determined to be impaired if management determines the recovery of the Bank’s gross investment is not probable.  A specific valuation allowance is applied if the amount of loss can be reasonably determined.  To determine impairment, management assesses the fair value of the loan based on the present value of expected future cash flows discounted at the loan’s effective interest rate or at the loan’s observable market price or the fair value of the collateral, if the loan is collateral dependent.

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

At the date of purchase, the Bank classifies debt and equity securities into one of two categories: held-to-maturity, or available-for-sale.  Since its inception, the Bank has not had any held-to-maturity investments; however, investments that management has the positive intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost.  Investments to be held for an indefinite amount of time, but not necessarily to maturity, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of applicable income taxes.  Since the initial classification of its investment securities, the Bank has not transferred any investment securities between categories.

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

The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at December 31, 2011 and 2010.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principals payments and often have the right to call or prepay obligations with or without call or prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $11.2 million in proceeds from the maturity/call/prepayment of securities during 2011 (see our Consolidated Statements of Cash Flows on page F-6) versus no dollars contractually maturing within one year as set forth in the tables below.

	At December 31, 2011
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
Corporate	$—	—%	$6,794	3.39%	$8,024	4.14%	$—	—%
State and municipal	—	—	1,789	4.33	2,096	4.39	—	—
Residential agency MBS	—	—	—	—	3,600	2.86	60,892	2.00
Total	$—	—%	$8,583	3.59%	$13,720	3.84%	$60,892	2.00%

	At December 31, 2010
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
($ in thousands)	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
U.S. government agencies	$—	—%	$—	—%	$868	3.52%	$4,984	2.48%
Corporate	—	—	3,620	4.12	7,853	4.67	—	—
State and municipal	—	—	819	1.87	21,498	4.48	508	5.23
Residential agency MBS	—	—	—	—	453	4.61	35,710	3.44
Total	$—	—%	$4,439	3.71%	$30,672	4.50%	$41,202	3.35%

The table below sets forth the amounts and distribution of the investment securities at December 31, 2011 and 2010.

	2011		2010
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale
Due within one year	$—	$—	$—	$—
Due after one year through five years	8,540	8,583	4,329	4,439
Due after five years through ten years	13,799	13,720	30,862	30,672
Due after ten years	60,349	60,892	40,921	41,202
Total securities available-for-sale	$82,688	$83,195	$76,112	$76,313

At December 31, 2011 and 2010, we held $1.1 million and $1.2 million, respectively, of other equity securities consisting of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stocks with no maturity date, which are not reflected in the above tables.

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

The following table sets forth the composition of the Bank’s deposits by type at December 31, 2011 and 2010:

	2011		2010
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$3,550	3%	$1,891	2%
Interest-bearing demand	9,355	8	11,605	10
Money market accounts	9,781	8	10,902	10
Savings accounts	49,073	41	46,230	42
Time deposits, less than $100,000	5,193	4	9,462	8
Time deposits, $100,000 or more	42,032	36	30,865	28
Total	$118,984	100%	$110,955	100%

The following table presents average deposits by type and the related average interest rate paid by deposit type for the years ended December 31, 2011 and 2010:

	2011		2010
($ in thousands)	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$2,489	—%	$1,939	—%
Interest-bearing demand	10,948	1.08	9,556	1.51
Money market accounts	10,304	1.04	6,586	1.51
Savings accounts	50,935	1.05	49,827	1.57
Time deposits	39,011	1.60	42,162	2.09
Total	$113,687	1.22%	$110,070	1.73%

The following table sets forth the amount and maturities of the time deposits at December 31, 2011:

($ in thousands)	Time Deposits $100,000 or greater	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$5,468	$980	$6,448
Due in over three months through six months	9,869	530	10,399
Due in over six months through twelve months	4,863	958	5,821
Due in over twelve months	21,832	2,725	24,557
Total	$42,032	$5,193	$47,225

Included in time deposits $100,000 or greater at December 31, 2011 are approximately $34.4 million of time deposits between $100,000 and $250,000.  These time deposits are fully insured by the FDIC.

The following table sets forth the amount and maturities of the time deposits at December 31, 2010.

($ in thousands)	Time Deposits $100,000 or greater	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$8,134	$3,039	$11,173
Due in over three months through six months	3,391	1,260	4,651
Due in over six months through twelve months	5,623	1,878	7,501
Due in over twelve months	13,717	3,285	17,002
Total	$30,865	$9,462	$40,327

Included in time deposits $100,000 or greater at December 31, 2010 are approximately $26.3 million of time deposits between $100,000 and $250,000.  These time deposits are fully insured by the FDIC.

Supervision and Regulation

The following is not intended to be a complete discussion but is intended to be a summary of some of the more significant provisions of laws and regulations which are applicable to the Company and the Bank.  This regulatory framework is intended to protect depositors, federal deposit insurance funds and the banking system as a whole, and not to protect security holders.  To the extent that the information describes statutory and regulatory provisions, it is qualified in its entirety by reference to those provisions.  Additionally, such statutes, regulations and policies are continually under review by Congress and state legislatures, and federal and state regulatory agencies.  A change in statutes, regulations or regulatory policies applicable to the Company or the Bank, including changes in interpretations, could have a material effect on the Bank’s business.

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

Among other things, the Dodd-Frank Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts through December 31, 2012.  The definition of noninterest-bearing accounts also includes the interest on lawyer trust accounts.  Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments effective April 1, 2011, are based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund was raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowers the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

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

Deposit Insurance Assessments.  Banks must pay assessments to the FDIC for federal deposit insurance protection.  The FDIC has adopted a risk-based assessment system as required by the Federal Deposit Insurance Corporation Improvement Act, or FDICIA.  Under this system, FDIC-insured depository institutions pay insurance premiums at rates based on their risk classification.  Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to their respective deposit insurance funds) pay assessments at higher rates than institutions that pose a lower risk.  An institution’s risk classification is assigned based on its capital levels and the level of supervisory concern the institution poses to the regulators.  Pursuant to the Dodd-Frank Act, the FDIC amended the deposit insurance assessment during 2011 by changing the calculation of deposit assessments. Effective April 1, 2011, the deposit insurance premiums are based on assets rather than insurable deposits and the assessment rate is influenced by Tier 1 capital levels, and the Bank’s CAMELS ratings.  Assessments may change if there are any future special assessments by the FDIC.  Additionally, if the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.

In late 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The amount of the Bank’s prepaid deposit premium was $76,000 as of December 31, 2011. Each institution, including the Bank, recorded the entire amount of its prepayment as an asset (a prepaid expense). The prepaid assessments bear a 0% risk weight for risk-based capital purposes. Starting with the quarter ending December 31, 2009, and each quarter thereafter, the Bank has recorded and will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the remaining two years. However, should the prepaid assessment not be exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Bank. The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above. In June 2009, the FDIC also implemented a one-time five basis point special assessment of each insured depository institution’s assets minus Tier 1 capital. The Company incurred approximately $41,000 during 2009 for this special assessment.  The FDIC may take further actions in the future that result in higher assessment rates that could have a material adverse effect on earnings.  In 2008, the level of FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and this level of insurance was made permanent under the Dodd-Frank Act. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transactions accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.

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

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its assessment area, including low- and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Because the Bank’s aggregate assets are currently less than $250 million, under the Gramm-Leach-Bliley Act, it is subject to a Community Reinvestment Act examination only once every 48 months.  We received a satisfactory rating on our first examination in 2010, which is the only examination we have been subject to to-date.  Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

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

Dividends.  Solera National Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by its Board of Directors in any year will exceed its net profits earned during the current year combined with its retained net profits of the immediately preceding two years, less any required transfers to surplus.  In addition, Solera National Bank is unable to pay dividends unless and until it has positive retained earnings and the Amended Consent Order, signed on December 16, 2010, has been lifted or permission has otherwise been granted by the OCC.

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

•                  requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•                  requiring re-crediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

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

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and their holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets.  Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, preferred stock (other than that which is included in Tier 1 Capital), and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with assets of $500 million or more.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies with assets of $500 million or more generally are required to maintain a leverage ratio of at least 4%.  The guidelines also provide that bank holding companies of such size experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.  The Federal Reserve and the FDIC have adopted amendments to their risk-based capital regulations to provide for the consideration of interest rate risk in the agencies’ determination of a banking institution’s capital adequacy.

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

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business.  In December 2010, the OCC established minimum capital ratios on Solera National Bank which require Tier 1 capital to average assets of 9% and total risk-based capital to risk-weighted assets of 12%.  As of December 31, 2011, the Bank exceeded these thresholds with Tier 1 capital to average assets of 11.2% and total risk-based capital to risk-weighted assets of 20.5%.

Concentrated Commercial Real Estate Lending Regulations.  The OCC, along with the Federal Reserve and the FDIC, has promulgated guidance governing financial institutions with concentrations in commercial real estate lending.  The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm non-residential properties and loans for construction, development, and other land represent 300% or more of total risk-based capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months.  At December 31, 2011, Solera National Bank’s ratios were 8% and 114%, respectively, well below the regulatory guideline for highly concentrated loans in commercial real estate.  If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

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

Bank Secrecy Act.  Congress enacted the Bank Secrecy Act (“BSA”) as a tool for the U.S. government to help identify the source, volume, and movement of currency and other monetary instruments transported or transmitted into and out of the United States or deposited in financial institutions. These records enable law enforcement and regulatory agencies to pursue investigation of criminal, tax, and regulatory violations, if warranted, and provide evidence useful in prosecuting money laundering and other financial crimes. The Money Laundering Control Act augmented the BSA’s effectiveness by directing banks to establish and maintain procedures reasonably designed to ensure and monitor compliance with the reporting and recordkeeping requirements of the BSA. The

Annunzio-Wylie Anti-Money Laundering Act (“AML”) further strengthened the sanctions for BSA violation and the role of the U.S. Treasury.  In addition, the Suspicious Activity Report (“SAR”) was developed in 1996. All banking organizations are required to file a SAR whenever a known or suspected criminal violation of federal law or a suspicious transaction related to money laundering activity or a violation of the BSA is detected. Office of the Foreign Currency (“OFAC”) requirements are separate and distinct from the BSA, but both OFAC and the BSA share a common national security goal. Solera National Bank has BSA, AML, and OFAC compliant policies, procedures and programs.

Anti-terrorism Legislation.  In the wake of the tragic events of September 11, 2001, President Bush signed into law the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001.  Also known as the “USA Patriot Act,” the law enhances the powers of the federal government and law enforcement organizations to combat terrorism, organized crime and money laundering.  The USA Patriot Act significantly amended and expanded the application of the Bank Secrecy Act, including enhanced measures regarding customer identity, suspicious activity reporting rules and enhanced anti-money laundering programs.

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

Item 1A.  Risk Factors

The reader should carefully consider the following risk factors and all other information contained in this report in connection with ownership of or investment in the Company’s securities.  These risks and uncertainties are not the only ones faced by the Company or the Bank.  Additional risks and uncertainties not presently known to the Company or that the Company currently believes are immaterial also may impair the business of the Company or the Bank. If any of the events described in the following risk factors occur, the Company’s and the Bank’s business, results of operations and financial condition could be materially adversely affected.  In addition, the trading price of the Company’s stock could decline due to any of the events described in these risks.

Our financial performance may be adversely affected by conditions in the financial markets and economic conditions generally.

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, is highly dependent upon the business environment primarily in the Front Range of Colorado, which includes the Denver metropolitan area.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, declines in housing and real estate values, business activity or investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

The United States entered into a recession in December 2007.  In 2008 and 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  While the economy officially emerged from the recession in June 2009, the recovery has been tepid.  Economic weakness has continued during 2010 and 2011 and now into 2012 with unemployment remaining stubbornly high.  The official U.S. unemployment rate is 8.3%, as of February 2012, according to figures released by the U.S. Department of Labor Bureau of Labor Statistics on March 9, 2012.

As a result of the challenging economic environment and declining collateral values, many lending institutions, including us, have experienced stress in their loan portfolio.  Bank and bank holding company stock prices have been negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets has become more difficult.

Each of these developments may negatively impact our operations by restricting our business operations, including our ability to originate loans, and adversely impact our financial performance or our stock price.  In addition, further negative market developments may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provision for loan and lease losses.  There can be no assurance that these conditions will improve materially in the near term.  Such conditions could materially and adversely affect the credit quality of our loans, and therefore, our results of operations and financial condition.

Continuation of the weakened economic environment could reduce our customer base and demand for financial products such as loans.

Our success significantly depends upon the growth in population, income levels, and strength in the housing market.  The weakened economic environment has negatively affected the market in which we operate.  If the communities in which we operate do not grow or if prevailing economic conditions do not improve, our business may be adversely impacted.  Borrowers will be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that secures our loans has, in many instances, been adversely affected by the economic conditions and could be further negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Continued economic weakness could, therefore, result in losses that materially and adversely affect our business.

Management of the Bank may be unable to adequately measure and limit credit risk associated with our loan portfolio, which would affect our profitability.

As a material part of the Bank’s business plan, we make various types of commercial and consumer loans.  The principal economic risk associated with each loan is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions.

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

The majority of the Bank’s loans are made to small- and medium-sized businesses, and professionals that are less able to withstand competitive, economic and financial pressures than many larger borrowers.  If the Bank is unable to effectively measure and limit the risk of default associated with its loan portfolio, our profitability will likely be adversely impacted.

We are exposed to higher credit risk from commercial real estate, commercial business, and construction lending that is highly dependent on market conditions in the Colorado Front Range.

Commercial real estate, commercial business, and construction lending usually involve higher credit risks than that of single-family residential lending.  These types of loans involve larger loan balances to a single borrower or groups of related borrowers.  Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers.  These loans also involve greater risk because they generally are not fully amortizing over the loan period, but have a balloon payment due at maturity.  A borrower’s ability to make a balloon payment typically will depend on being able to either refinance the loan or sell the underlying property in a timely manner.

Commercial business loans are typically based on the borrowers’ ability to repay the loans from the cash flow of their businesses.  These loans may involve greater risk because the availability of funds to repay each loan depends substantially on the success of the business itself.

Commercial real estate, commercial business, and construction loans are more susceptible to a risk of loss during a downturn in the business cycle.  Unlike larger banks that are more geographically diversified, we provide services primarily to the Front Range of Colorado.  Due to our concentration of operations in the Front Range, we are dependent on the local economic conditions in our market area that could result in higher credit risks to us if conditions further deteriorate.  Our underwriting, review, and monitoring cannot eliminate all of the risks related to commercial real estate, commercial business, and construction lending loans.

Our allowance for loan and lease losses may be insufficient.

We maintain an allowance for loan and lease losses, which is a reserve established through a provision for probable loan and lease losses charged to expense.  This allowance represents management’s best estimate of probable losses that may exist within the existing portfolio of loans.  The determination of the appropriate level of the allowance for probable loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the creditworthiness of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan and lease losses.  In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for probable loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and have a material adverse effect on our financial condition and results of operations.

We continue to hold and acquire other real estate owned (“OREO”) properties which has led to increased operating costs and vulnerability to declines in real estate values.

In the ordinary course of our business, we foreclose and take title to the real estate that serves as collateral on defaulted loans.  During 2010 and 2011, we experienced an increase in OREO activity which increased our expenses as we incurred costs to insure, manage, and dispose of these properties.  We expect that our 2012 operating results will be negatively impacted by the two OREO properties we currently hold as we incur costs associated with these properties including taxes, insurance, operating, repair and legal expenses, among others.  Further, we are subject to potential declines in market values associated with these properties which could lead to write-downs of the property’s value and a corresponding expense to our income statement.  We cannot predict, with certainty, how long it will take to dispose of these properties.

Interest rate volatility could adversely impact our business.

Our results of operations are affected by the monetary and fiscal policies of the federal government and the regulatory policies of governmental authorities.  A significant component of our earnings is our net interest income.  Net interest income is the difference between income from interest-earning assets, such as loans and investments, and the expense of interest-bearing liabilities, such as deposits and borrowed funds.  In particular, changes in relative interest rates may reduce our net interest income as the difference between interest income and interest expense decreases. As a result, we have adopted asset and liability management policies and utilize interest rate risk measurement tools to minimize the potential adverse effects of changes in interest rates on net interest income.  However, there can be no assurance that a change in interest rates will not negatively impact our results from operations or financial position.  Since market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income.  An increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations, which could lead to increased loan defaults, foreclosures and write-offs, and necessitate further increases to our allowance for loan and lease losses.

The value of our available-for-sale investment securities may be negatively affected by disruptions in securities markets.

The recent downgrade of the U.S. government’s credit rating by Standard & Poor’s and the current debt crisis in Europe continue to cause volatile market conditions which may adversely affect the value of our investment securities.  Such declines in market value may result in other-than-temporary impairments of these assets, which could have a negative impact on our net income.

Funding to provide liquidity may not be available to us on favorable terms or at all.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Solera National Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the Board of Directors.  Management regularly monitors the overall liquidity position of the Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management monitors guidelines to diversify the Bank’s funding sources to avoid concentrations in excess of Board-approved policies in any one market source.  Funding sources include federal funds purchased, securities sold under repurchase agreements, and non-core deposits.  The Bank is also a member of the Federal Home Loan Bank System, which provides funding through collateral advances to members.

We maintain a portfolio of securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include sales of loans, our ability to acquire additional national market, non-core deposits, and additional collateralized borrowings such as Federal Home Loan Bank advances.  The Bank can also borrow from the Federal Reserve’s discount window.

There is no assurance that we will be able to obtain such liquidity on terms that are favorable to us, or at all.  If we were unable to access any of these funding sources when needed, we might be unable to meet customers’ needs, which could adversely impact our financial condition, results of operations, cash flows and liquidity, and level of regulatory-qualifying capital.

We cannot assure that attractive acquisition or expansion opportunities will be made available to us in the future.

Our business strategy includes the continuance of internally-generated growth, as well as the acquisition of competitors’ loans and deposits, or mergers of nearby bank branches.  We face competition from many types of financial institutions, which could increase prices for potential acquisitions that we believe are attractive.  Expansion may also be hindered as a result of regulatory oversight.  Regulators will consider among other things, our liquidity, capital, profitability and regulatory compliance in determining whether to approve a proposed acquisition or expansion.  Failure to effectively manage our growth could have a material adverse effect on our business, future prospects, financial condition and results of operations and could affect our ability to successfully implement our business strategy.

We may not be able to raise additional capital on terms favorable to us.

We are required by regulatory authorities to maintain adequate levels of capital to support our operations.  To support our continued growth, or replenish capital as a result of losses, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us.  If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.  In addition, if we decide to raise additional equity capital, the share ownership of our existing stockholders would likely be diluted.

The liquidity of our common stock is affected by its limited trading market.

The Company’s shares do not, at this time, qualify for listing on any national securities exchange and trading volume is very limited. We cannot assure that our shares will ever be listed on a national securities exchange.  However, our shares are traded on the OTC Bulletin Board and at least two companies make a market in our common stock.  Because our shares are not listed on a national securities exchange, we cannot assure you that a broadly followed, established trading market for our common stock will ever develop or be maintained.  Furthermore, we cannot assure you that at least one company will make a market in our shares for as long as we will be quoted on the OTC Bulletin Board.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  In addition, active trading markets tend to reduce the bid-ask spreads for sales transactions.  On the other hand, the absence of an active trading market reduces the liquidity, and we believe our low trading volume has had an adverse effect on the market prices of our shares.  In addition, if we cease to be quoted on the OTC Bulletin Board, stockholders will likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock may decline.

Departures of key personnel or directors may impair the Bank’s operations.

Our success depends, in large part, on its ability to attract and retain key personnel. Competition for qualified personnel can be intense and we may not be able to hire or retain the key personnel that it depends upon for success.  The unexpected loss of services of one or more key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operates, years of industry experience and the difficulty of finding qualified replacement personnel in a timely manner.

Solera National Bank faces significant competition from a variety of competitors.

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

We believe that Solera National Bank has emerged as a viable competitor in the market area in which we operate.  However, if we are unable to attract and retain customers, we may be unable to achieve growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively impacted.

Offerings of new products and services may subject us to additional risks.

Customer demands may lead us to offer new products and services which create new risks and uncertainties.  We may invest significant time and resources in deploying these offerings, and we may not meet our established timelines or profitability goals associated with the products or services.  Furthermore, we may encounter difficulties from competitive alternatives, shifting market preferences or compliance with regulations that impact our offerings.  Managing these risks is critical to the development and implementation of new products and services and failure to do so may significantly impact our business, results of operations and financial condition.

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

Bank holding companies (BHCs) and national banking associations operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal regulatory agencies, as well as other governmental agencies in the states in which they operate.  Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and BHCs, maintenance of adequate capital, the financial condition of the Company, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments.  The OCC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to BHCs.  These and other restrictions limit the manner in which we may conduct business and obtain financing.

We are subject to a Regulatory Consent Order.

On December 16, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, the Bank consented and agreed to the issuance of an Amended Consent Order (“Order”), by the OCC, the Bank’s primary banking regulator.  The Order replaced and superseded the Consent Order entered into on March 18, 2010.  The Order was based on the findings of the OCC during an examination that began on September 6, 2010.  Since the completion of the examination, the Bank and its Board of Directors believe we have taken all the steps to address the findings of the examination by the respective deadline dates stated in the Order.  The Bank has established stronger banking practices with respect to compliance, credit risk management, administration, and strategic planning.  However, there can be no assurance that the OCC will determine that the terms and conditions of the Order have been met or that the impact or effect of such terms and conditions will not have a material adverse effect with respect to our financial condition, results of operations and future prospects.

Our deposit insurance premiums could increase in the future, which could have an adverse impact to future earnings.

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (DIF) at a certain level.  If the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.  Additionally, the FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels. An increase in the Risk Category for the Bank or in the assessment rates could have an adverse effect on the Bank’s earnings.  The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

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

Pursuant to U.S. generally accepted accounting principles, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining the allowance for loan and lease losses and the fair value of certain assets and liabilities, among other items.  If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”

We do not intend to pay dividends in the foreseeable future.

The Company currently has no material source of income other than dividends that we receive from Solera National Bank.  Therefore, our ability to pay dividends to our stockholders depends on the Bank’s ability to pay dividends to us.  The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods.  Accordingly, we do not expect to receive dividends from the Bank, or pay dividends to our stockholders, in the foreseeable future.  In addition, banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends and we are prohibited from paying dividends until our Amended Consent Order with the OCC has been lifted or permission has otherwise been granted by the OCC.

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

In addition, there are “change in control” provisions in the employment agreements of our executive officers providing for lump-sum cash payments based on the officer’s base compensation which are a financial disincentive to any party desiring to obtain control of the Company.

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

As of March 1, 2012, our directors and executive officers owned 212,850 shares of our common stock, which represents 8.3% of the number of shares outstanding.  Additionally, we issued warrants to our initial organizers and stock options to our directors and executive officers.  If our executive officers and directors exercised all of their warrants, our directors and executive officers would own shares upon exercise representing as much as 14.5% of our then existing outstanding common stock. Moreover, although all of the stock options are not immediately exercisable by their terms, upon exercise of the stock options granted to our directors and executive officers, our directors and executive officers would own shares upon exercise representing as much as 23.5% of our then existing outstanding common stock based on number of shares outstanding.

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

Item 3.  Legal Proceedings

On December 16, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, Solera National Bank consented and agreed to the issuance of an Amended Consent Order (the “Order”) by the OCC.  The Order replaces and supersedes the Consent Order entered into on March 18, 2010 by the Bank, incorporated by reference to this Annual Report as Exhibit 10.13. The provisions of the Order shall remain effective and enforceable, except to the extent that, and until such time as, any provisions of the Order have been amended, suspended, waived, or terminated in writing by the OCC.  The Order was based on the findings of the OCC during an examination that began on September 6, 2010.  Since the completion of the examination, the Bank and its Board of Directors believe we have taken all the steps to address the findings of the examination by the respective deadline dates stated in the Order.  The Bank has established stronger banking practices with respect to compliance, credit risk management, administration, and strategic planning.  The complete Stipulation and the Order are incorporated by reference to this Annual Report as Exhibits 10.16 and 10.17, respectively.

Item 4.  Mine Safety Disclosures

Not applicable.

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

Year Ended December 31, 2011:	High	Low
First Quarter	$3.60	$3.00
Second Quarter	3.50	2.75
Third Quarter	3.15	2.75
Fourth Quarter	3.35	2.85

Year Ended December 31, 2010:	High	Low
First Quarter	$5.45	$4.70
Second Quarter	4.95	4.35
Third Quarter	4.50	4.05
Fourth Quarter	4.50	3.50

The last price at which the Company’s common stock was sold was $3.70 on March 16, 2012.

Holders

As of March 2, 2012, there were approximately 690 holders of record of our common stock.

Dividends

The Company has never declared or paid dividends on its common stock. In addition, the Company expects to retain future earnings, if any, for use in the operation and expansion of the Bank’s business and does not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Board of Directors and will, among other factors, depend upon regulatory requirements and restrictions, the Company’s results of operations, its financial condition and capital requirements. Because, as a holding company, the Company conducts no material activities at this time other than holding the common stock of the Bank, its ability to pay dividends depends on the receipt of dividends from the Bank. The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and to recover any losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. In the case of the Company, for example, the existence of any cash at the Company in order to be able to pay dividends to stockholders of the Company is substantially dependent on the earnings of the Bank and the payment of dividends by the Bank to the Company, as the Bank’s sole stockholder. The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until the accumulated deficit has been eliminated and the Amended Consent Order, signed on December 16, 2010, has been lifted or permission has otherwise been granted by the OCC.. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I - Item 1. Business - Supervision and Regulation.”

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

The Bank offers a broad range of commercial and consumer banking services to small- and medium-sized businesses, licensed professionals and individuals who management believes are particularly responsive to the personalized service that Solera National Bank provides to its customers.  Management believes that local ownership and control allows the Bank to serve customers more efficiently and effectively and aids in the Company’s growth and success.  Solera National Bank competes on the basis of providing a personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients.  While Solera National Bank serves the entire community, it has a specialized focus serving the local Hispanic population, along with other minority and disadvantaged communities due to the significant growth in these markets and its belief that these populations are currently underserved.

During the Bank’s initial year of operation, 2007, the Company received approval from the Federal Reserve Bank of Kansas City to operate as a bank holding company for Solera National Bank.  Additionally, the Company closed on its initial public offering, in which the Company raised $25.5 million, and Solera National Bank received final regulatory approvals and began operations in September 2007.

The following discussion focuses on the Company’s financial condition and results of operations during the years ended December 31, 2011 and 2010, presented on a consolidated basis.

As of December 31, 2011, on a consolidated basis, the Company had total assets of $145.4 million, net loans of $54.5 million, total deposits of $119.0 million and stockholders’ equity of $19.0 million.

Critical accounting policies

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. The following is a summarized description of the Company’s significant accounting policies used in the preparation of the accompanying consolidated financial statements.  Please see Note 1 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” beginning on page F-7 of this Annual Report on Form 10-K for a more complete description of our significant accounting policies.

Allowance for loan and lease losses

Implicit in the Company’s lending activities is the fact that loan losses will be experienced and that the risk of loss will vary with the type of loan being made and the creditworthiness of the borrower over the term of the loan. The allowance for loan and lease losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio. The allowance for loan and lease losses is maintained at a level considered adequate to provide for probable loan losses based on management’s assessment of various factors affecting the loan portfolio.

The Company has established a formal process for determining an adequate allowance for loan and lease losses.  The allowance for loan and lease losses calculation has two components.  The first component represents the allowance for loan and lease losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable.  The second component represents contingent losses — the estimated probable losses inherent within the portfolio due to uncertainties.  Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The recorded allowance for loan and lease losses is the aggregate of the impaired loans component and the contingent loss component.

At December 31, 2011, the Company had an allowance for loan and lease losses of $1.1 million.  Management believes that this allowance for loan and lease losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.  Also, federal regulators, when reviewing the Bank’s loan portfolio in the future, may require the Bank to increase the allowance for loan and lease losses.  Any increase in the allowance for loan and lease losses would likely have an adverse affect on earnings.  An analysis of the allowance for loan and lease losses as well as its allocation among certain categories of the loan portfolio can be found in Part I — Item 1. Business — Asset Quality, above.

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

Results of operations for the years ended December 31, 2011 and 2010

During the year ended December 31, 2011, the Company achieved net income of approximately $242,000 an improvement of $108,000, or 81%, from net income of $134,000 for the year ended December 31, 2010.  The improvement in earnings was primarily attributable to the $955,000 decrease in provision for loan and lease losses due to stabilizing loan quality, partially offset by $467,000 lower gains on the sale of investment securities, and noninterest expense which increased $273,000 year-over-year.  Additionally, the Company experienced an 11 basis point decrease in net interest margin from 3.14% in 2010 to 3.03% in 2011, which contributed to a $56,000 decrease in net interest income.

The Company recorded return on average assets of 0.17% in 2011, compared with 0.09% in 2010 and return on average equity of 1.30% in 2011, compared with 0.67% in 2010.

Net interest income and net interest margin

Net interest income is the difference between interest and fee income, principally from loan and investment security portfolios, and interest expense, principally on customer deposits and borrowings.  Net interest income is our primary source of revenues.  Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

The following table sets forth, for the periods indicated, information related to the Company’s average balance sheet and its average yields on assets and average costs of liabilities. These yields are derived by dividing the annual income or expense by the average balance of the corresponding asset or liability.

	2011			2010
($ in thousands)	Average Balance	Interest/ Dividend	Average Yield/Rate	Average Balance	Interest/ Dividend	Average Yield/Rate
ASSETS
Federal funds sold and other short-term investments	$1,619	$7	0.45%	$2,153	$10	0.48%
Investment securities	77,302	2,407	3.11	72,534	2,959	4.08
Gross loans, net of unearned fees	57,208	3,300	5.77	58,038	3,381	5.82
FHLB and Federal Reserve Bank stock	1,139	35	3.06	1,140	41	3.61
TOTAL EARNING ASSETS	137,268	$5,749	4.19%	133,865	$6,391	4.77%
Non-earning assets	2,484			3,918
TOTAL ASSETS	$139,752			$137,783

LIABILITIES
Interest-bearing deposits
Interest-bearing demand	$10,948	$119	1.08%	$9,556	$144	1.51%
Savings and money market	61,239	645	1.05	56,413	879	1.56
Time deposits	39,011	625	1.60	42,162	882	2.09
TOTAL INTEREST-BEARING DEPOSITS	$111,198	$1,389	1.25%	$108,131	$1,905	1.76%
Securities sold under agreements to repurchase and federal funds purchased	573	6	1.03	598	8	1.31
FHLB borrowings	6,320	197	3.12	6,807	261	3.82
Other borrowings	54	5	9.42	98	9	9.41
TOTAL INTEREST-BEARING LIABILITIES	$118,145	$1,597	1.35%	$115,634	$2,183	1.89%
Noninterest-bearing demand deposits	2,489			1,939
Other liabilities	399			444
TOTAL LIABILITIES	2,888			2,383
STOCKHOLDERS’ EQUITY	18,719			19,766
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,752			$137,783
NET INTEREST INCOME / MARGIN		$4,152	3.03%		$4,208	3.14%
NET INTEREST SPREAD			2.84%			2.88%

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

	Year-ended December 31, 2011 compared to the Year-ended December 31, 2010
($ in thousands)	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$(81)	$(33)	$(48)
Investment securities	(552)	(764)	212
FHLB and Federal Reserve Bank stocks	(6)	(6)	—
Federal funds sold and other short-term investments	(3)	—	(3)
Total interest income	$(642)	$(803)	$161

Interest expense:
Interest-bearing checking	$(25)	$(53)	$28
Savings and money market	(234)	(318)	84
Time deposits	(257)	(195)	(62)
Federal funds purchased and securities sold under agreements to repurchase	(2)	(2)	—
Federal Home Loan Bank borrowings	(64)	(46)	(18)
Other borrowings	(4)	(2)	(2)
Total interest expense	$(586)	$(616)	$30

Net interest income	$(56)	$(187)	$131

The Company’s net interest margin declined 11 basis points from 3.14% in 2010 to 3.03% in 2011.  The decrease was primarily due to the rate on interest-bearing assets declining by more than the rate on interest-bearing liabilities, combined with an unfavorable shift in volume from higher-yielding loans to lower-yielding investment securities.

The $803,000 unfavorable rate decrease on interest-earning assets was primarily attributable to the sale of longer-maturity, higher-yielding investments, along with principal payments received on mortgage-backed securities, which were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.  The impact of this decline was mitigated by the decrease in interest expense on interest-bearing liabilities.  The cost of money market, savings and time deposits all decreased year-over-year as the Bank continued to downward price deposit products following the general market decline in interest rates.  This enabled the Bank to reduce the cost of interest-bearing liabilities by 54 basis points year-over-year.  Additionally, the Company had a favorable shift in volume related to its interest-bearing liabilities as funding was shifted from more costly FHLB fixed-rate advances and time deposits to less expensive money market, savings and interest-bearing checking accounts.

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank.  The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, remained unchanged throughout 2011 and 2010 at 3.25%.  Accordingly, the yield on our loan portfolio remained relatively stable, declining only 5 basis points from 2010.

The $131,000 favorable volume variance partially offset the decrease in net interest income during 2011.  Most notably, volume increases on the Company’s investment securities portfolio contributed $212,000 in net interest income.

On an annual basis, the Company’s net interest spread, (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) remained relatively stable, declining only 4 basis points from 2.88% for 2010 to 2.84% for 2011.

Provision and allowance for loan and lease losses

The provision for loan and lease losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans and leases. The provision decreased $955,000 to $155,000 in 2011 primarily due to stabilizing loan quality.  The 2010 provision expense was larger partially due to charge-offs of approximately $520,000 taken during the third quarter related to two real estate development participations from the Bank’s early stages of operation.  The Bank has no other purchased loan participations on its balance sheet and minimal remaining exposure to real estate construction or development.  The allowance for loan and lease losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio.

Information regarding the calculation of the loan and lease loss provision, the factors considered by the Company in establishing the reserves and the quality of the Bank’s loan portfolio are included in the section of this Report titled “Part I - Item 1. Business - Asset Quality.”

Noninterest income

Noninterest income for the year ended December 31, 2011 of $920,000, a decrease of $518,000 from 2010, consisted of: (1) realized gains, net of losses, on the sale of investment securities of approximately $871,000 a decrease of $467,000 from 2010 primarily due to the Company capitalizing on the favorable market conditions during 2010; (2) service charges on deposit accounts of approximately $68,000, an 8% decrease from 2010 primarily due to the loss of certain deposit customers with higher transaction volumes; and (3) a $25,000 loss on the sale of an OREO property.  It should be noted that if interest rates rise, the value of our investment portfolio may decrease which would impair our ability to recognize gains from the sale of investment securities in future periods.

Noninterest expense

Noninterest expense totaled $4.7 million for the year ended December 31, 2011 an increase of $273,000, or 6%, from the prior year which totaled $4.4 million.  This consisted of an increase in salaries and employee benefits expense of 7%, or $164,000, related to the following:  1) Company match on 401K contributions, which began in January 2011, 2) lower salary expense deferral on loan originations which directly correlates to fewer loans closed during 2011 compared to 2010, and 3) increased salaries related to an average 2% merit increase for existing employees, partially offset by lower stock option expense.  Professional fees increased 2%, or $10,000 year-over-year primarily due to increased legal costs associated with troubled assets partially offset by lower compliance consulting costs.  These increases were partially offset by a decrease of $33,000, or 6%, in occupancy expense partially due to a renegotiation of common area maintenance charges and a lease extension at reduced rates, and partially due to the expiration of a lease agreement that was not renewed.  Finally, other general and administrative expenses increased $132,000, or 12%, year-over-year, as detailed in the following table and discussed in the ensuing narrative:

($ in thousands)	Year Ended December 31,		Increase/
Other general and administrative expenses:	2011	2010	(Decrease)
Data processing	$304	$321	$(17)
FDIC assessments	212	192	20
Other regulatory and reporting fees	150	114	36
Other loan expense	104	45	59
Directors’ fees	88	49	39
Marketing and promotions	84	100	(16)
Telephone	48	41	7
Travel and entertainment	33	46	(13)
Insurance	32	23	9
Printing, stationery and supplies	32	36	(4)
Dues and memberships	29	35	(6)
OREO expense	21	8	13
Customer checks and other customer expenses	15	10	5
Training and education	15	9	6
Franchise taxes	14	17	(3)
ATM and debit card fees	14	15	(1)
Postage, shipping and courier	13	17	(4)
Miscellaneous	17	15	2
Total	$1,225	$1,093	$132

Data processing

The $17,000 decrease in data processing was primarily due to costs incurred in 2010 for a transaction to acquire deposits and loans from another bank, which was terminated during fourth quarter 2010.

FDIC assessments

FDIC assessments increased by $20,000 primarily due to higher assessment rates and higher deposit volumes during the first quarter 2011.  Beginning in the second quarter 2011, the assessment base changed to average consolidated total assets (from total deposit liabilities) and the rate declined to a level that resulted in the assessment for the remaining nine months of 2011 being similar to the assessment paid during 2010.

Other regulatory and reporting fees

The $36,000 increase in other regulatory and reporting fees was partially due to increased assessment rates paid on fees to the OCC and increased costs associated with new SEC reporting requirements.

Other loan expense

The $59,000 increase was primarily due to increased workouts on problem loans and higher volumes on a loan product that the Bank began offering in early 2010 that includes transaction-based fees paid to a third party.

Directors’ fees

In July 2010, the Company began compensating directors for their attendance at board and committee meetings.  The increase of $39,000 represents 12 months of fees being paid in 2011 versus 6 months in 2010.

Marketing and promotions

The $16,000 reduction in marketing and promotion costs during 2011 was a direct result of management’s continued focus on expense control.

Travel and entertainment

Similarly, the $13,000 reduction in travel and entertainment costs during 2011 was a direct result of management’s continued focus on expense control.

OREO expense

The $13,000 increase related to the increase in OREO properties during the 2011 year.  We expect that our 2012 operating results will be negatively impacted by the two OREO properties we currently hold as we incur costs associated with these properties including taxes, insurance, operating, repair and legal expenses, among others.

All other costs remained relatively stable from year to year.

Financial Condition as of December 31, 2011 and 2010

Loans

The Bank’s loan portfolio represents the highest yielding component of the Company’s interest-earning assets. Therefore, it is essential for the Bank to increase loan volumes in order to positively impact earnings.  The size of the Bank’s loan portfolio remained largely unchanged in 2011, primarily due to the weak economic environment.  Management believes that our primary market has begun to stabilize compared to the significant negative trends recently experienced.  We remain cautiously optimistic that we can generate meaningful loan growth as the economy continues to recover; however, there is no guarantee that this will occur.  Information regarding the Company’s loan portfolio as of December 31, 2011 and 2010 is included in the section of this Report titled “Part I - Item 1. Business - Lending Services” and “Part I - Item 1. Business - Asset Quality.”

Securities and other earning assets

The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral for certain types of deposits and borrowings.  Information regarding the Company’s securities portfolio as of December 31, 2011 and 2010 is included in the section of this Report titled “Part I - Item 1. Business - Investments.”

Nonearning assets

Premises and equipment, which includes furniture, fixtures, equipment and leasehold improvements, totaled $599,000 and $731,000 at December 31, 2011 and 2010, respectively, net of accumulated depreciation of $637,000 and $494,000, respectively. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, in the near-term, there are no significant changes anticipated in total occupancy expense.

As of December 31, 2011, other real estate owned consisted of two properties carried at $1.8 million which approximates the properties’ fair values less estimated costs to sell.  As of December 31, 2010, other real estate owned consisted of one property carried at $1.8 million which approximated the property’s fair value less estimated costs to sell.

Deposits

Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas by offering attractive interest rates and personalized service.  Information regarding the Company’s deposit mix as of December 31, 2011 and 2010 is included in the section above titled “Part I - Item 1. Business —Deposit Services.”

Federal Home Loan Bank borrowings

The Bank is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB.  Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate.  All advances are collateralized by certain securities pledged by the Bank and some of the Bank’s qualifying loans.  As of December 31, 2011, the Bank’s authorized borrowing line with the FHLB totaled $58.1 million, subject to the availability of sufficient collateral to pledge against such borrowings.  Of the $58.1 million available, $6.5 million was outstanding at December 31, 2011.  Interest rates on these outstanding FHLB borrowings ranged from 1.16% to

3.01%, with a weighted-average interest rate of 1.90% at December 31, 2011.  The Bank has pledged certain qualifying loans and certain bonds from its investment portfolio as collateral.

During the fourth quarter 2011, the Bank restructured $3.5 million of its fixed-rate FHLB advances which reduced our effective interest from 4.37% to 2.14% and extended the average maturity.  This restructuring qualified as a debt modification, as opposed to a debt extinguishment, per US GAAP.  As such, the prepayment penalty, of approximately $133,000, is being amortized over the life of the new borrowings through the effective-interest method and is included in the 2.14% new effective interest rate.

As of December 31, 2010, the Bank had $10.0 million in advances from the FHLB with a weighted-average interest of 2.42%.  The Bank had pledged certain qualifying loans and certain bonds from its investment portfolio as collateral.

Liquidity and capital resources

Our 2007 stock offering closed with $25.5 million in total gross proceeds.  Of this sum, $20.0 million was used to purchase common stock of Solera National Bank and approximately $3.6 million was used for pre-opening costs incurred by both the Company and the Bank.  During 2009, the Company invested an additional $1.0 million in common stock of Solera National Bank.  At December 31, 2011, the Company (excluding Solera National Bank) had approximately $2.4 million in remaining cash.  These funds can be used for Company operations, investment, for additional purchase of Solera National Bank stock and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends until we have received a prior written determination of no supervisory objection from the OCC.

Solera National Bank’s liquidity is monitored by its staff, the asset liability committee and the Bank’s Board of Directors, who review historical funding requirements, current liquidity positions, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Solera National Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are influenced by interest rates, general economic conditions, and competition.  Fluctuations in the balances of depositors may cause temporary increases and decreases in liquidity from time to time.  The Bank deals with such fluctuations by using existing liquidity sources.  Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC and the Dodd-Frank Act which permanently increased the FDIC insurance coverage to $250,000 per depositor.  Additionally, the Dodd-Frank Act extended unlimited FDIC insurance to noninterest-bearing transaction deposit accounts until December 31, 2012.  It does not apply to accounts earning any level of interest with the exception of interest on lawyer trust accounts.  This unlimited FDIC insurance coverage is applicable to all eligible deposits at any FDIC-insured financial institution.

Solera National Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

Additionally, in January 2009, the Bank became a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program, offered by Promontory Interfinancial Network, LLC (“Promontory”). Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 amount and placed with other banks that are members of the network.  The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Company to service its depositors’ needs.  In August 2011, the Bank became a participating member in Insured Cash Sweep, a service offered by Promontory.  As of December 31, 2011 and 2010, the Bank had $11.3 million and $5.2 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity.  However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 to 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Fed Funds, etc.) are not available, nor will Solera National Bank seek to attract volatile, non-local deposits with above market interest rates.  As of December 31, 2011, the loan to deposit ratio was 47% compared to 53% as of December 31, 2010.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $58.1 million of available funding as of December 31, 2011, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.1 million with its correspondent banks.  Each of these lines expires during 2012, however, it is anticipated the Company will be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

Solera National Bank had cash and cash equivalents of $1.8 million, or 1.2% of total Bank assets, at December 31, 2011.  Management believes that with the ability to raise deposits, access to unsecured federal funds established with correspondent banks, and access to funding from the FHLB, Solera National Bank should have more than adequate liquidity to meet anticipated future funding needs.

Interest rate sensitivity

Net interest income, the Bank’s expected primary source of earnings, can fluctuate with significant interest rate movements.  The Company’s profitability depends substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities.  A large change in interest rates may significantly decrease the Bank’s net interest income.  Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control.  While the Bank takes measures to minimize the effect that changes in interest rates have on its net interest income and profitability, these measures may not be effective.  To lessen the impact of these fluctuations, the Bank attempts to structure the balance sheet so that re-pricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals.  Imbalances in these re-pricing opportunities at any point in time constitute interest rate sensitivity.

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

The following table sets forth information concerning the interest rate sensitivity of the Company’s interest-earning assets and interest-bearing liabilities as of December 31, 2011.  The amount of assets and liabilities shown within a particular period were determined in accordance with their contractual maturities, except that adjustable rate products are reflected in the earlier period of when they are first scheduled to adjust or mature.

	As of December 31, 2011
	Volumes Subject to Re-pricing Within
($ in thousands)	Up to 1 year	>1 Year <3 Years	>3 Years <5 Years	>5 Years <10 Years	>10 Years	Non-Interest Sensitive	Total
Assets:
Cash, fed funds and other	$—	$—	$—	$—	$—	$1,800	$1,800
Interest-bearing deposits with banks	1,107	—	—	250	—	—	1,357
Investments and FHLB and FRB stocks	16,997	28,848	19,460	16,479	904	1,641	84,329
Loans (1)	21,075	21,306	6,729	5,761	164	610	55,645
Non-earning assets	—	—	—	—	—	2,235	2,235
Total assets	$39,179	$50,154	$26,189	$22,490	$1,068	$6,286	$145,366

Liabilities and Stockholders’ Equity:
Interest-bearing demand, savings and money market accounts	$68,209	$—	$—	$—	$—	$—	$68,209
Time deposits	22,668	9,085	14,729	743	—	—	47,225
Securities sold under agreements to repurchase and Fed funds purchased	253	—	—	—	—	—	253
Federal Home Loan Bank borrowings	—	3,000	3,100	400	—	—	6,500
Other borrowings	29	—	—	—	—	—	29
Noninterest-bearing liabilities	—	—	—	—	—	4,111	4,111
Stockholders’ equity	—	—	—	—	—	19,039	19,039
Total liabilities and stockholders’ equity	$91,159	$12,085	$17,829	$1,143	$—	$23,150	$145,366

Interest rate sensitivity gap	$(51,980)	$38,069	$8,360	$21,347	$1,068	$(16,864)	$—

Cumulative interest rate sensitivity gap	$(51,980)	$(13,911)	$(5,551)	$15,796	$16,864

Cumulative gap to total assets	(35.8)%	(9.6)%	(3.8)%	10.9%	11.6%

(1)              Excludes deferred fees and allowance for loan and lease losses.

As reflected in the table above, we are in a liability-sensitive gap position for years one through five; however, it should be noted that the $68.2 million of interest-bearing demand, savings and money market accounts are not contractually bound to move when interest rates move.  Management has discretion over when, if and by how much to adjust those deposit rates.  Additionally, there are $32.6 million in adjustable rate loans, a portion of which have embedded floors which will keep those loans from re-pricing until interest rates move above those floors.  The Bank’s Asset Liability Committee meets regularly to develop a strategy for future periods in order to effectively manage the Bank’s interest rate risk.

Off-balance-sheet arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance-sheet commitments is the routine extension of credit.  As of December 31,

2011, commitments to extend credit included approximately $6.3 million for revolving line of credit arrangements, and unused commitments for loans.  As of December 31, 2010, commitments to extend credit included approximately $8.3 million for revolving line of credit arrangements, unused commitments for loans and commitment letters outstanding for potential new customers.  The Company faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Capital adequacy

There are two primary measures of capital adequacy for banks: (i) risk-based capital guidelines, and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance-sheet items.  Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common stockholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests.  Goodwill, if any, is subtracted from the total. Tier 2 capital consists of the allowance for loan and lease losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock.  Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital.

The second measure of capital adequacy relates to the leverage ratio.  The OCC has established a 3% minimum leverage ratio requirement.  The leverage ratio is computed by dividing Tier 1 capital into average total assets.  In the case of the Bank and other banks that are experiencing growth or have not received the highest regulatory rating from their primary regulator, the minimum leverage ratio should be 3% plus an additional cushion of at least 1% to 2%, depending upon risk profiles and other factors.

For the years ended December 31, 2011 and 2010, the Bank met all capital adequacy requirements and was considered well-capitalized for all three measures, as follows:  (1) Total capital to risk-weighted assets were 20% and 19%, as of December 31, 2011 and 2010 respectively; (2) Tier 1 capital to risk-weighted assets were 19% and 17%, at December 31, 2011 and 2010, respectively; and (3) Tier 1 capital to average assets were 11% at both December 31, 2011 and 2010.

In December 2010, the OCC established minimum capital ratios on the Bank which require Tier 1 capital to average assets of 9% and total risk-based capital to risk-weighted assets of 12%.  As of December 31, 2011 and 2010, the Bank’s ratios are substantially over these revised thresholds.  No conditions have occurred since December 31, 2011 to cause management to be concerned about the Bank’s ability to continue to meet or exceed these revised thresholds.  Additionally, Solera National Bancorp, Inc. has approximately $2 million which can be used to purchase additional shares of the Bank’s common stock.  Such transaction would immediately increase the Bank’s capital.

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

As of December 31, 2011, Solera National Bancorp, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company’s internal control over financial reporting as of December 31, 2011, is effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 11. Executive Compensation

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and

Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 14.  Principal Accountant Fees and Services

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2012 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

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

(3) Exhibits - continued.

Number	Description
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
10.12

Executive Employment Agreement by and between Solera National Bank, Solera National Bancorp, Inc. and Douglas Crichfield (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2009).+

10.13

Form of Consent Order dated March 18, 2010 issued by the Office of the Comptroller of the Currency in the matter of Solera National Bank and Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 19, 2010).

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

*  Filed herewith.

+  Indicates a compensatory plan or contract.

**  Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.

By:	/s/ Douglas Crichfield
	Douglas Crichfield	Dated: March 26, 2012
President & Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Robert J. Fenton
	Robert J. Fenton	Dated: March 26, 2012
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

SIGNATURE	TITLE	DATE

/s/ Douglas Crichfield	President & Chief Executive Officer, Director	March 26, 2012
Douglas Crichfield	(Principal Executive Officer)

/s/ Robert J. Fenton	Executive Vice President, Chief Financial Officer	March 26, 2012
Robert J. Fenton	(Principal Accounting and Financial Officer)

/s/ Norma R. Akers	Director	March 22, 2012
Norma R. Akers

/s/ Rob L. Alvarado	Director	March 22, 2012
Rob L. Alvarado

/s/ Maria G. Arias	Director	March 22, 2012
Maria G. Arias

/s/ Robert M. Gallegos	Director	March 22, 2012
Robert M. Gallegos

/s/ Ronald E. Montoya	Director, Chairman	March 22, 2012
Ronald E. Montoya

/s/ Ray L. Nash	Director	March 22, 2012
Ray L. Nash

/s/ Basil Sabbah	Director	March 22, 2012
Basil Sabbah

/s/ F. Stanley Sena	Director, Vice Chairman	March 22, 2012
F. Stanley Sena

/s/ Larry D. Trujillo	Director	March 22, 2012
Larry D. Trujillo

/s/ Kent C. Veio	Director	March 22, 2012
Kent C. Veio

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Solera National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Solera National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity/ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera National Bancorp, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Denver, Colorado
March 26, 2012

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

($ in thousands)	2011	2010
ASSETS
Cash and due from banks	$1,445	$936
Federal funds sold	355	—
TOTAL CASH AND CASH EQUIVALENTS	1,800	936

Interest-bearing deposits with banks	1,357	266
Investment securities, available-for-sale	83,195	76,313
Gross loans	55,645	58,897
Net deferred (fees)/expenses	(77)	(75)
Allowance for loan and lease losses	(1,067)	(1,175)
NET LOANS	54,501	57,647
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	1,134	1,168
Other real estate owned	1,776	1,838
Premises and equipment, net	599	731
Accrued interest receivable	584	759
Other assets	420	489
TOTAL ASSETS	$145,366	$140,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$3,550	$1,891
Interest-bearing demand	9,355	11,605
Savings and money market	58,854	57,132
Time deposits	47,225	40,327
TOTAL DEPOSITS	118,984	110,955
Securities sold under agreements to repurchase	253	143
Federal funds purchased	—	200
Accrued interest payable	56	91
Accounts payable and other liabilities	534	433
FHLB borrowings	6,500	10,000
TOTAL LIABILITIES	126,327	121,822
Commitments and contingencies (see Notes 16 and 17)
Stockholders’ equity
Common stock - $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding at December 31, 2011 and 2010	26	26
Additional paid-in capital	26,146	25,980
Accumulated deficit	(7,640)	(7,882)
Accumulated other comprehensive income	507	201
TOTAL STOCKHOLDERS’ EQUITY	19,039	18,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$145,366	$140,147

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2011 and 2010

($ in thousands, except share data)	2011	2010

Interest and dividend income
Interest and fees on loans	$3,300	$3,381
Investment securities, taxable	2,407	2,959
Dividends on FHLB and Federal Reserve Bank stock	35	41
Other	7	10
Total interest and dividend income	5,749	6,391
Interest expense
Deposits	1,389	1,905
FHLB borrowings	197	261
Other borrowings	11	17
Total interest expense	1,597	2,183
Net interest and dividend income	4,152	4,208
Provision for loan and lease losses	155	1,110
Net interest and dividend income after provision for loan losses	3,997	3,098
Noninterest income
Customer service and other fees	68	74
Gain on sale of securities	871	1,338
(Loss) / gain on sale of OREO	(25)	10
Other income	6	16
Total noninterest income	920	1,438
Noninterest expense
Salaries and employee benefits	2,489	2,325
Occupancy	525	558
Professional fees	436	426
Other general and administrative	1,225	1,093
Total noninterest expense	4,675	4,402
Earnings before income taxes	242	134
Provision for income taxes	—	—
Net earnings	$242	$134
Per share data
Earnings per share — basic	$0.09	$0.05
Earnings per share — diluted	$0.09	$0.05
Weighted average common shares
Basic	2,553,671	2,553,671
Diluted	2,553,671	2,553,701

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)

Years Ended December 31, 2011 and 2010

			Additional		Accumulated Other
($ in thousands, except share data)	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated (Deficit)	Comprehensive Income	Total

Balance at December 31, 2009	2,553,671	$26	$25,768	$(8,016)	$956	$18,734
Stock-based compensation	—	—	212	—	—	212
Comprehensive income (loss)
Net earnings	—	—	—	134	—	134
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	583	583
Less: reclassification adjustment for net gains included in income	—	—	—	—	(1,338)	(1,338)
Total comprehensive income (loss)	—	—	—	—	—	(621)
Balance at December 31, 2010	2,553,671	$26	$25,980	$(7,882)	$201	$18,325
Stock-based compensation	—	—	166	—	—	166
Comprehensive income
Net earnings	—	—	—	242	—	242
Net change in unrealized gains on investment securities available-for-sale	—	—	—	—	1,177	1,177
Less: reclassification adjustment for net gains included in income	—	—	—	—	(871)	(871)
Total comprehensive income	—	—	—	—	—	548
Balance at December 31, 2011	2,553,671	$26	$26,146	$(7,640)	$507	$19,039

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2011 and 2010

($ in thousands)	2011	2010
Cash flows from operating activities:
Net earnings	$242	$134
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation and amortization	145	173
Provision for loan losses	155	1,110
Amortization of deferred loan fees/expenses, net	(31)	(41)
Amortization of premiums/discounts on investment securities, net	937	484
Stock-based compensation	166	212
Gain on sale of securities	(871)	(1,338)
Loss on disposal of premises and equipment	—	2
Loss / (gain) on sale of OREO	25	(10)
Federal Home Loan Bank stock dividends	(4)	(11)
Net changes in operating assets and liabilities:
Accrued interest receivable	175	55
Other assets	69	210
Accrued interest payable	(35)	9
Accounts payable and other liabilities	147	(72)
Deferred loan fees/expenses, net	33	2
Net cash provided by operating activities	1,153	919
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(60,770)	(70,992)
Proceeds from sales of investment securities, available-for-sale	42,900	44,771
Proceeds from maturity/call/paydown of investment securities, available-for-sale	11,228	23,448
Purchases of interest-bearing deposits with banks	(1,251)	(6)
Maturity of interest-bearing deposits with banks	160	3,524
Redemption of / (purchase of) Federal Reserve Bank stock	38	(26)
Proceeds from sale of foreclosed properties	1,813	823
Loan (originations) / principal collections, net	1,213	(11,809)
Purchases of premises and equipment	(13)	(11)
Net cash used in investing activities	(4,682)	(10,278)
Cash flows from financing activities:
Net increase in deposits	8,029	6,554
Net increase / (decrease) in securities sold under agreements to repurchase	110	(183)
Net (decrease) / increase in federal funds purchased	(200)	200
Principal payments on capital lease	(46)	(42)
Net (repayment of) / proceeds from Federal Home Loan Bank borrowings	(3,500)	1,250
Net cash provided by financing activities	4,393	7,779

Net increase / (decrease) in cash and cash equivalents	864	(1,580)
Cash and cash equivalents at beginning of year	936	2,516
Cash and cash equivalents at end of year	$1,800	$936
Supplemental disclosure of cash flow information:
Interest paid	$1,632	$2,174
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Unrealized gain on investment securities	$306	$755
Loans transferred to other real estate owned	$1,776	$2,651

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation that incorporated in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”).  The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, is a wholly-owned subsidiary of Solera National Bancorp, Inc.  The Bank is a full-service commercial bank headquartered in Lakewood, Colorado primarily serving the six-county Denver metropolitan area.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Solera National Bancorp and its wholly-owned subsidiary, Solera National Bank.  All entities are collectively referred to as the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company received approval as a bank in organization in the first quarter of 2007, conducted an initial closing of its common stock offering and commenced banking operations during the third quarter of 2007.  The continuation of profitable operations are dependent on future events, including the successful execution of our business plan and achieving a level of revenue adequate to support our cost structure.

The Company uses the “management approach” for reporting information about segments and has determined that its business is comprised of one operating segment: banking.

The Company is subject to various risks and uncertainties frequently encountered by companies in the early stages.  Such risks and uncertainties include, but are not limited to, its limited operating history, competition and dependence on key personnel.  To address these risks, the Company seeks to, among other things, develop and retain its customer base, implement and successfully execute its business and marketing strategy, continue to develop and upgrade its technology, provide high-quality customer service and attract, retain and motivate qualified personnel.  There can be no guarantee that the Company will be successful in addressing these or other such risks.

To date, the Company has funded its activities primarily through proceeds from its 2007 initial public offering and deposits from bank customers.  The Company’s cash and cash equivalents at December 31, 2011 and 2010 totaled $1.8 million and $936,000, respectively.  Management believes cash currently on hand and/or sources of readily available liquidity will provide adequate funding through December 31, 2012.  There can be no assurance that the Company will sustain profitability or positive cash flow from its operations.

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and prevailing practices within the banking industry. A summary of the significant accounting policies consistently applied in preparation of the accompanying consolidated financial statements follows:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The significant areas

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

requiring management estimates include determination of the allowance for loan and lease losses, assessment of possible impairment for investment securities, valuation of deferred tax assets and liabilities, stock compensation expense, and fair value of investment securities and other financial instruments.  Assumptions and factors used in making estimates are evaluated regularly or whenever events or circumstances indicate that the previous assumptions and factors may have changed.  Estimates may be adjusted as a result of assumptions and factors being evaluated.

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

The Company’s estimated fair value amounts have been determined using available market information and appropriate valuation methodologies.  However, considerable judgment is required to develop the estimates of fair value.  The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements subsequent to the balance sheet

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

Investment Securities

Investments to be held for an indefinite amount of time, but not necessarily to maturity, are classified as available-for-sale and reported at fair value using Level 2 inputs.  For these securities, the Company obtains fair value measurements from independent pricing services.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  Unrealized gains and losses are reported as a separate component of accumulated other comprehensive income.  Premiums or discounts are amortized or accreted into income using the interest method.  Realized gains or losses are recorded using the specific identification method.

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

The Company considers a loan to be impaired when it is probable that the Company will be unable to collect all amounts due (principal and interest) according to the contractual terms of the loan agreement.  Measurement of impairment is based on the expected future cash flows of an impaired loan, which are discounted at the loan’s effective interest rate, or measured by reference to an observable market value, if one exists, or the fair value of the collateral for a collateral-dependent loan. The Company selects the measurement method on a loan-by-loan basis except that collateral-dependent loans for which foreclosure is probable are measured at the fair value of the collateral. The Company recognizes interest income on impaired loans based on its existing methods of recognizing interest income on nonaccrual loans (see Interest and Fees on Loans, below).

Provision and Allowance for Loan and Lease Losses

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

The second component of the allowance for loan and lease losses represents contingent losses — the estimated probable losses inherent within the portfolio due to uncertainties.  Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non real-estate secured loans include general economic conditions as well as interest rate changes.  For purposes of evaluating the allowance for loan and lease losses, we aggregate our loans into portfolio segments including:  Commercial Real Estate Secured; Residential Real Estate Secured; Commercial and Industrial; and Consumer.  We then evaluate the above factors by segment and assign probable loss ranges to each segment.  The aggregate of these segments represents the contingent losses in the portfolio.

The recorded allowance for loan and lease losses is the aggregate of the impaired loans component and the contingent loss component.  Our methodology for estimating the allowance has not changed during the current or prior reporting period and is consistent across all portfolio segments and classes of loans.

Interest and Fees on Loans

Interest income is recognized daily in accordance with the terms of the note based on the outstanding principal balance. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. The accrual of interest on loans is discontinued when principal or interest is 90 days past due based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability. When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Income on nonaccrual loans is subsequently recognized only to the extent that cash interest payments are received and the loan’s principal balance is deemed collectible. Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all principal and

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

interest.  Generally, for all classes of loans, loans are considered past due when contractual payments are delinquent by 30 days or more.

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

While the Federal Home Loan Banks have been negatively impacted by the current economic conditions, the FHLB of Topeka has reported profits for fiscal year 2011 and 2010, remains in compliance with regulatory capital and liquidity requirements, continues to pay dividends on the stock and make redemptions at the par value. With consideration given to these factors, management concluded that the stock was not impaired at December 31, 2011 or 2010.

Other Real Estate Owned

Other real estate owned represents real estate acquired through foreclosure and is carried at its fair value less estimated costs to sell.  Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for loan and lease losses, if necessary. Any subsequent write-downs are charged against operating expenses.  Operating expenses of such properties, net of related income, are included in other expenses.

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

The Company recognizes interest and penalties, if any, in other general and administrative expense.  There were no interest or penalties recorded or accrued at December 31, 2011 or 2010.  Similarly, as of December 31, 2011 and 2010, the Company has no uncertain income tax positions as defined in of Accounting Standards Codification (“ASC”) 740, Income Taxes.

Comprehensive Income

For the years ended December 31, 2011 and 2010, the Company had $507,000 and $201,000, respectively, of comprehensive gain on investment securities, net of applicable taxes and no other components of comprehensive income other than net income from operations.  It should be noted that taxes are estimated to be $0 for both 2011 and 2010, as a full valuation allowance has been established for all deferred tax assets and liabilities until it is more likely than not that the tax assets or liabilities will be realized.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Loan Commitments and Related Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 15. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Earnings Per Share

Basic earnings per common share is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is similar to basic earnings per share except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  Since the vast majority of the Company’s stock options were out of the money during 2011, there were no dilutive potential common shares at December 31, 2011.

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

The Company recorded compensation costs for stock-based compensation issued to directors in the amount of $68,000 and $61,000 in 2011 and 2010, respectively.  The Company recorded compensation costs for stock-based compensation issued to employees in the amount of $98,000 and $151,000 in 2011 and 2010, respectively.

Dividend Restriction

Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to stockholders.  With certain exceptions, the Company may not pay a dividend to its stockholders unless its retained earnings equal at least the amount of the proposed dividend.  In addition, the Company signed an Amended Consent Order on December 16, 2010, which, among other things prohibits both the Company and the Bank from paying dividends without the prior written approval of the Office of the Comptroller of the Currency ( “OCC”). Accordingly, our ability to pay dividends will be restricted at least until the Consent Order is terminated or we receive permission from the OCC.  See additional discussion in Note 20.

Impact of Newly Issued Accounting Standards

In April 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update to amend previous guidance with respect to troubled debt restructurings in an effort to assist creditors with determining whether or not a restructuring constitutes a troubled debt restructuring.  Specifically, the update provides additional guidance for determining whether a concession has been granted and whether a debtor is experiencing financial difficulties.  Both of these conditions are required to be met for a restructuring to constitute a troubled debt restructuring.  The amendments in the update are effective for the first interim period beginning on or after June 15, 2011, and are applied retrospectively to the beginning of 2011.  The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows.

In May 2011, the FASB issued an accounting standard update to achieve common fair value measurement and disclosure in U.S. GAAP and International Financial Reporting Standards (“IFRS”).  The amendments explain how to measure fair value.  They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting.  The amendments might affect practice for some entities that were using the in-use valuation premise to measure the fair value of financial assets.  The amendments require additional disclosure about

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

the unobservable inputs used in a fair value measurement that is categorized within Level 3 of the fair value hierarchy specifically requiring quantitative information.  The guidance in this update is effective for the first interim or annual period beginning on or after December 15, 2011.  Early adoption is not permitted and the provisions are to be applied prospectively.  The provisions of this update are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued an accounting standard update which eliminates the option to present the components of other comprehensive income in the statement of changes in stockholders’ equity.  Instead, this update requires the components of other comprehensive income to be presented in either a single continuous statement or two separate but consecutive statements of total comprehensive income, the components of net income and the components of other comprehensive income.  The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The guidance in this update is effective for fiscal and interim periods beginning after December 15, 2011.  However, early adoption is permitted and the guidance must be applied retrospectively when adopted.  The provisions of this update are expected to change the Company’s presentation of other comprehensive income but are not expected to have any impact on the Company’s financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made, with no effect on net income or stockholders’ equity, to the previous consolidated financial statements to conform to the 2011 presentation.

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and estimated fair values of investment securities are as follows:

	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
Corporate	$15,117	$161	$(460)	$14,818
State and municipal	3,691	198	(4)	3,885
Residential agency mortgage-backed securities (“MBS”)	63,880	747	(135)	64,492
Total securities available-for-sale	$82,688	$1,106	$(599)	$83,195

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
($ in thousands)	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
U.S. government agencies	$5,841	$36	$(25)	$5,852
Corporate	11,486	177	(190)	11,473
State and municipal	22,936	361	(472)	22,825
Residential agency MBS	35,849	614	(300)	36,163
Total securities available-for-sale	$76,112	$1,188	$(987)	$76,313

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENT SECURITIES — continued

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2011 and 2010 are shown below. The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principals payments and often have the right to call or prepay obligations with or without call or prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities is not represented in the table below.  For instance, we received $11.2 million in proceeds from the maturity/call/prepayment of securities during 2011 (see our Consolidated Statements of Cash Flows on page F-6) versus no dollars contractually maturing within one year as set forth in the table below.

	2011		2010
($ in thousands)	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale
Due within one year	$—	$—	$—	$—
Due after one year through five years	8,540	8,583	4,329	4,439
Due after five years through ten years	13,799	13,720	30,862	30,672
Due after ten years	60,349	60,892	40,921	41,202
Total securities available-for-sale	$82,688	$83,195	$76,112	$76,313

The following table presents the estimated fair value, the unrealized losses and the number of securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010, respectively:

	December 31, 2011
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
Corporate	$4,033	$(180)	8	$4,220	$(280)	7	$8,253	$(460)	15
State and municipal	502	(4)	1	—	—	—	502	(4)	1
Residential agency MBS	18,266	(135)	20	—	—	—	18,266	(135)	20
Total temporarily-impaired	$22,801	$(319)	29	$4,220	$(280)	7	$27,021	$(599)	36

	December 31, 2010
	Less than 12 months			12 months or more			Total
($ in thousands)	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Description of securities:
U.S. government agencies	$1,975	$(25)	4	$—	$—	—	$1,975	$(25)	4
Corporate	6,625	(190)	11	—	—	—	6,625	(190)	11
State and municipal	12,634	(472)	22	—	—	—	12,634	(472)	22
Residential agency MBS	16,723	(300)	17	—	—	—	16,723	(300)	17
Total temporarily-impaired	$37,957	$(987)	54	$—	$—	—	$37,957	$(987)	54

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  As of December 31, 2011 and 2010, no declines were deemed to be other than temporary.  The seven corporate securities that were in a continuous loss position for 12 months or longer at December 31, 2011 fluctuated in value primarily as a result of changes in market interest rates and wider spreads rather than due to a material deterioration in credit quality.  There were no securities in a continuous unrealized loss position for 12 months or more as of December 31, 2010.  We believe that all securities in an unrealized loss position are a result of market interest rates and not a result of the underlying issuers’ impaired abilities to repay.  We have the intent to hold these securities until maturity or recovery of fair value and it is not

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 — INVESTMENT SECURITIES - continued

probable that the Company will be required to sell these securities before recovery of value.  Accordingly, we have not recognized any other-than-temporary impairment on these securities.

During the first quarter 2011, the Company recognized $67,000 of loss on available-for-sale securities related to other than temporary impairment on five securities that management had the intent to sell before recovery of value.  Those five securities were sold during the second quarter for a net loss of $48,000, a $19,000 improvement from their March 31, 2011 estimated fair values.

Sales of available-for-sale securities were as follows:

	Year Ended December 31,
($ in thousands)	2011	2010
Proceeds	$42,900	$44,771
Gross gains	1,000	1,361
Gross losses	(129)	(23)

Realized gains and losses on the sale of securities are computed using the specific identification method, based on the amortized cost on the date of sale.

Securities with carrying values of $20.4 million and $22.7 million at December 31, 2011 and 2010, respectively, were pledged as collateral to secure borrowings from the FHLB, public deposits and for other purposes as required or permitted by law.

NOTE 3 — LOANS

The following table sets forth the composition of the loan portfolio according to the loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to the underlying collateral:

	December 31,
($ in thousands)	2011	2010

Commercial real estate (“CRE”)	$37,862	$38,504
Commercial and industrial	5,971	10,092
Residential real estate	10,460	7,867
Construction and development	1,307	1,894
Consumer	45	540
GROSS LOANS	55,645	58,897
Net deferred (fees) / expenses	(77)	(75)
Allowance for loan and lease losses	(1,067)	(1,175)
LOANS, NET	$54,501	$57,647

During 2010, the Company purchased loans totaling approximately $4.6 million from banks and other entities.  No loans were purchased during 2011.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons. There were approximately

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOANS - continued

$481,000 and $2.1 million in loans receivable from related parties at December 31, 2011 and December 31, 2010, respectively.

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

NOTE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the twelve months ended December 31, 2011 and 2010, respectively, is summarized as follows:

($ in thousands)	2011	2010
Balance at beginning of year	$1,175	$830
Charge-offs	(276)	(765)
Recoveries	13	—
Provision for loan and lease losses	155	1,110
Balance at end of year	$1,067	$1,175

The following allowance for loan and lease loss disclosures are broken out by portfolio segment.  Portfolio segment is defined, under current U.S. GAAP, as the level of aggregation used by the Company to calculate its allowance for loan and lease losses.  Our portfolio segments are based on how loans are categorized on the Consolidated Report of Condition and Income, as set forth by banking regulators, (the “Call Report”), which is primarily based on the collateral securing the loan.  We have four main portfolio segments as follows:

Commercial Real Estate (CRE) Secured — loans secured by nonfarm, nonresidential properties

Residential Real Estate Secured — loans secured by 1-4 family residential properties or land

Commercial and Industrial — loans to businesses not secured by real estate, and

Consumer — loans to individuals not secured by real estate.

The portfolio segment categorization of loans differs from the categorization shown in Note 3 — Loans.  Portfolio segment categorization is based on the Call Report and the loan’s underlying collateral while the loan categorization in Note 3 — Loans is based on the loan’s purpose as determined during the underwriting process.

The table below provides a rollforward by portfolio segment of the allowance for loan and lease losses for the twelve months ended December 31, 2011.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment

Twelve Months Ended December 31, 2011

($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at January 1, 2011	$524	$314	$336	$1	$1,175
Charge-offs	(51)	(109)	(116)	—	(276)
Recoveries	—	13	—	—	13
Provision for loan and lease losses	253	26	(123)	(1)	155
Balance at December 31, 2011	$726	$244	$97	$—	$1,067

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES - continued

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of December 31, 2011 and 2010.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s systematic methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 1:  Summary of Significant Accounting Policies, Provision and Allowance for loan and lease losses).

	December 31, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$274	$—	$336	$—	$610
Collectively evaluated for impairment	35,159	14,586	5,245	45	55,035
Total	$35,433	$14,586	$5,581	$45	$55,645
Allowance for loan and lease losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	726	244	97	—	1,067
Total	$726	$244	$97	$—	$1,067

	December 31, 2010
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$1,290	$689	$141	$—	$2,120
Collectively evaluated for impairment	34,403	12,377	9,951	46	56,777
Total	$35,693	$13,066	$10,092	$46	$58,897
Allowance for loan and lease losses
Individually evaluated for impairment	$—	$87	$—	$—	$87
Collectively evaluated for impairment	524	227	336	1	1,088
Total	$524	$314	$336	$1	$1,175

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

	December 31, 2011 (Principal Balance)
	Portfolio Segment
($ in thousands) Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$16,337	$—	$—	$—	$16,337
CRE – non-owner occupied	18,367	—	—	—	18,367
Commercial and industrial	—	—	5,581	—	5,581
Residential real estate	—	14,008	—	—	14,008
Construction and development	729	578	—	—	1,307
Consumer	—	—	—	45	45
Total	$35,433	$14,586	$5,581	$45	$55,645

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES - continued

	December 31, 2010 (Principal Balances)
	Portfolio Segment
($ in thousands) Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE — owner occupied	$20,520	$—	$—	$—	$20,520
CRE — non-owner occupied	13,856	—	—	—	13,856
Commercial and industrial	—	—	10,092	—	10,092
Residential real estate	—	11,970	—	—	11,970
Construction and development	1,317	1,096	—	—	2,413
Consumer	—	—	—	46	46
Total	$35,693	$13,066	$10,092	$46	$58,897

Impaired Loans

The following tables provide detail of impaired loans broken out according to class as of December 31, 2011 and 2010, respectively.  During 2011, the Company modified the following disclosure by adding additional classes in order to provide more detail about our loan portfolio.  As such, the December 31, 2010 tables have been adjusted to conform to the new presentation.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans were on nonaccrual status and therefore did not have interest accruing.  The unpaid balance represents the unpaid principal prior to any partial charge-off.

December 31, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE — owner occupied	$—	$—	$—	$—	$—
CRE — non-owner occupied	274	494	—	345	—
Commercial and industrial	336	336	—	517	15
Residential real estate	—	—	—	—	—
Construction and development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$610	$830	$—	$862	$15

Impaired loans with a related allowance
CRE — owner occupied	$—	$—	$—	$—	$—
CRE — non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Construction and development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Total impaired loans
CRE — owner occupied	$—	$—	$—	$—	$—
CRE — non-owner occupied	274	494	—	345	—
Commercial and industrial	336	336	—	517	15
Residential real estate	—	—	—	—	—
Construction and development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$610	$830	$—	$862	$15

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES - continued

	December 31, 2010
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE — owner occupied	$898	$898	$—	$898	$—
CRE — non-owner occupied	—	—	—	—	—
Commercial and industrial	141	141	—	143	8
Residential real estate	527	527	—	1,851	7
Construction and development	393	603	—	594	—
Consumer	—	—	—	—	—
Total	$1,959	$2,169	$—	$3,486	$15

Impaired loans with a related allowance
CRE — owner occupied	$—	$—	$—	$—	$—
CRE — non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Construction and development	161	532	87	262	—
Consumer	—	—	—	—	—
Total	$161	$532	$87	$262	$—

Total impaired loans
CRE — owner occupied	$898	$898	$—	$898	$—
CRE — non-owner occupied	—	—	—	—	—
Commercial and industrial	141	141	—	143	8
Residential real estate	527	527	—	1,851	7
Construction and development	554	1,135	87	856	—
Consumer	—	—	—	—	—
Total	$2,120	$2,701	$87	$3,748	$15

The impaired loans without a valuation allowance did not have a related allowance because they were either partially charged-off during the year, bringing them to their net realizable value or are well-secured.

If the nonaccrual loans as of December 31, 2011 and 2010 had been current in accordance with their original terms an additional $63,000 and $64,000 of interest income would have been recorded during the twelve months ended December 31, 2011 and 2010, respectively.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES - continued

Troubled debt restructurings (TDRs) are included in impaired loans above.  Additionally, the following table presents loans, by class, that have been modified as TDRs during the twelve months ended December 31, 2011:

TDRs during the Twelve Months Ended December 31, 2011

($ in thousands) Loan Class	# of Loans	Pre- Modification Recorded Investment	Recorded Investment as of December 31, 2011
CRE — owner occupied	—	$—	$—
CRE — non-owner occupied	1	369	274
Commercial and industrial	1	99	93
Residential real estate	1	161	—
Construction and development	—	—	—
Consumer	—	—	—
Total	3	$629	$367

The commercial real estate restructuring involves an extended maturity date and the commercial and industrial modification involves a rate concession and an extension of terms.  The residential real estate restructuring included partial debt forgiveness and a rate concession but was deemed uncollectible and fully charged-off during the third quarter of 2011.

Because TDRs are impaired loans, they are reviewed individually for impairment and either charged-off to their net realizable value or allocated a specific reserve in the calculation of the allowance for loan and lease losses.  None of the TDRs as of December 31, 2011 had a specific valuation allowance because the loans are well collateralized or have been partially charged-off to their net realizable values.  Year to date charge-offs on TDRs totaled $120,000 as of December 31, 2011.  At December 31, 2010, there were four loans totaling $1.5 million with terms that were modified in a TDR, with no specific allowance for loan and lease losses because the loans were well collateralized.

The Company has not committed additional funds to any of the borrowers whose loans are classified as a TDR.  A TDR is considered to be in payment default once it is 90 days past due under the modified terms or when the loan is determined to be uncollectible and is classified as loss and charged-off.  As further represented in the table below, the Company has had two loans that were restructured within the last 12 months that have subsequently defaulted.  One loan is in the process of foreclosure and was moved to other real estate owned during the third quarter 2011 and the other loan was deemed uncollectible and fully charged-off during the third quarter 2011.

TDRs that subsequently defaulted as of December 31, 2011

($ in thousands) Loan Class	# of Loans	Recorded Investment at Time of Default	Recorded Investment as of December 31, 2011
CRE — owner occupied	1	$879	$—
CRE — non-owner occupied	—	—	—
Commercial and industrial	—	—	—
Residential real estate	1	110	—
Construction and development	—	—	—
Consumer	—	—	—
Total	2	$989	$—

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES - continued

Age Analysis of Loans

The following tables summarize by class our past due and nonaccrual loans as of the dates indicated.

	December 31, 2011
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual	Total Past Due and Non- accrual	Current	Total
CRE — owner occupied	$—	$1,040	$—	$—	$1,040	$15,297	$16,337
CRE — non-owner occupied	—	—	—	274	274	18,093	18,367
Commercial and industrial	—	—	—	336	336	5,245	5,581
Residential real estate	139	170	—	—	309	13,699	14,008
Construction and development	—	—	—	—	—	1,307	1,307
Consumer	—	—	—	—	—	45	45
Total	$139	$1,210	$—	$610	$1,959	$53,686	$55,645

	December 31, 2010
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Non- accrual	Total Past Due and Non- accrual	Current	Total
CRE — owner occupied	$—	$—	$—	$898	$898	$19,622	$20,520
CRE — non-owner occupied	—	—	—	—	—	13,856	13,856
Commercial and industrial	—	—	44	—	44	10,048	10,092
Residential real estate	187	—	—	331	518	11,452	11,970
Construction and development	—	—	—	554	554	1,859	2,413
Consumer	—	—	—	—	—	46	46
Total	$187	$—	$44	$1,783	$2,014	$56,883	$58,897

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES - continued

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

As of December 31, 2011, and based on the most recent analysis performed during the month of December 2011, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of December 31, 2011
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CRE — owner occupied	$14,068	$1,135	$1,134	$—	$16,337
CRE — non-owner occupied	15,395	1,796	1,176	—	18,367
Commercial and industrial	5,021	—	560	—	5,581
Residential real estate	13,344	—	664	—	14,008
Construction and development	232	—	1,075	—	1,307
Consumer	45	—	—	—	45
Total	$48,105	$2,931	$4,609	$—	$55,645

As of December 31, 2010, and based on the analysis performed during the month of December 2010, the recorded investment in each risk category of loans by class of loan were as follows:

	Credit Quality of Loans by Class as of December 31, 2010
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CRE — owner occupied	$17,411	$1,017	$2,092	$—	$20,520
CRE — non-owner occupied	13,856	—	—	—	13,856
Commercial and industrial	7,245	1,974	873	—	10,092
Residential real estate	9,949	1,494	527	—	11,970
Construction and development	358	179	1,715	161	2,413
Consumer	46	—	—	—	46
Total	$48,865	$4,664	$5,207	$161	$58,897

NOTE 5 — FHLB AND FEDERAL RESERVE BANK STOCK

The Company, through its subsidiary bank, is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka.  Membership in these banks requires the Company to maintain an investment in the capital stock of each.  These investments are restricted in that they can only be redeemed by the issuer at par value.  The Company’s investment at December 31 were as follows:

($ in thousands)	2011	2010
Federal Reserve Bank of Kansas City	$487	$525
Federal Home Loan Bank of Topeka	647	643
Total	$1,134	$1,168

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 — OTHER REAL ESTATE OWNED

Changes in the balance of other real estate owned for the years ended December 31, 2011 and 2010 were as follows:

($ in thousands)	2011	2010
Balance at beginning of year	$1,838	$—
Additions to OREO	1,776	2,651
Sales proceeds	(1,813)	(823)
Net (losses) / gains	(25)	10
Balance at end of year	$1,776	$1,838

Expenses related to other real estate owned included insurance, taxes and operating expenses of $21,000 and $8,000 during 2011 and 2010, respectively.

NOTE 7 — PREMISES AND EQUIPMENT

The composition of Company premises and equipment at December 31 is as follows:

($ in thousands)	2011	2010

Leasehold improvements	$608	$608
Furniture, fixtures and equipment	628	617
	1,236	1,225
Less accumulated depreciation	(637)	(494)
Premises and equipment, net	$599	$731

Depreciation and amortization expense on premises and equipment was $145,000 and $149,000 for the years ended December 31, 2011 and 2010, respectively, and is included in occupancy expense in the accompanying consolidated statements of income.  There are no definitive agreements regarding acquisition or disposition of owned or leased facilities and, in the near-term, there are no significant changes anticipated in total occupancy expense.  Rent expense on premises was approximately $220,000 and $258,000 for the years ended December 31, 2011 and 2010, respectively.

The Company has noncancelable operating leases for its main banking office, an administrative office, an ATM machine, and three copier/printers that expire at various points not later than the year 2017.  Each of the two leases for office space have renewal options that extend through various points not later than 2037.  The cost of such renewals is not included below.  The following table shows future minimum noncancelable operating lease payments as of December 31, 2011:

Year ending December 31,	($ in thousands)
2012	$206
2013	165
2014	161
2015	164
2016	167
Thereafter	56
Total	$919

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 — DEPOSITS

Deposits at December 31 consist of the following:

	2011		2010
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$3,550	3%	$1,891	2%
Interest-bearing demand	9,355	8	11,605	10
Money market accounts	9,781	8	10,902	10
Savings accounts	49,073	41	46,230	42
Time deposits, less than $100,000	5,193	4	9,462	8
Time deposits, $100,000 or more	42,032	36	30,865	28
Total	$118,984	100%	$110,955	100%

Public deposits over $250,000 are collateralized by investment securities with estimated market values of $12.4 million and $12.1 million as of December 31, 2011 and 2010, respectively.

Scheduled maturities of time deposits for the next five years, as of December 31, are as follows:

($ in thousands)	2011	2010
2011	—	$23,325
2012	$22,668	7,151
2013	5,032	4,374
2014	4,053	1,591
2015	5,514	3,886
2016	9,215	—
Thereafter	743	—
Total	$47,225	$40,327

NOTE 9 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had ending balances in securities sold under agreement to repurchase of $253,000 and $143,000 at December 31, 2011 and 2010, respectively, with weighted-average interest rates at year-end of 1.00% and 1.24%, respectively. Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received for the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The securities sold under agreements to repurchase are collateralized by government agency and mortgage-backed securities held by the Company.

NOTE 10 — OTHER BORROWINGS

The Bank is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB.  Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate.  All advances are collateralized by certain securities pledged by the Bank and some of the Bank’s qualifying loans.  The Bank’s authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings.  Balances outstanding at December 31, 2011 and 2010 were $6.5 million and $10.0 million, respectively.  Interest rates on these outstanding FHLB borrowings ranged from 0.26% to 4.89%, with a weighted-average interest rate of 1.90% and 2.42% at December 31, 2011 and 2010, respectively.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 — OTHER BORROWINGS - continued

During the fourth quarter of 2011, the Bank restructured $3.5 million of its fixed-rate FHLB advances which reduced our effective annual interest rate from 4.37% to 2.14% and extended the average maturity.  This restructuring qualified as a debt modification, rather than a debt extinguishment, per US GAAP.  As such, the prepayment penalty, of approximately $133,000, is being amortized over the life of the new borrowings through the effective-interest method and is included in the 2.14% new effective interest rate.

In addition to FHLB borrowings, as of December 31, 2011, the Company may borrow up to $9.1 million overnight on an unsecured basis from its correspondent banks.  As of December 31, 2011, nothing was outstanding under these arrangements.  As of December 31, 2010, the Company had $6.4 million of overnight funding available on an unsecured basis, of which $200,000 was outstanding.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

At December 31, 2011, the scheduled maturities and weighted-average interest rate of FHLB borrowings are as follows:

($ in thousands)	$ Amount Maturing	Weighted- Average Interest Rate
Overnight	$—	—%
2014	3,000	1.49
2015	1,500	1.89
2016	1,600	2.39
2017	400	3.01
Total borrowings	$6,500	1.90%

NOTE 11 — INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

($ in thousands)	2011	2010
Deferred tax assets:
Start-up and organizational expenses	$944	$1,032
Net operating loss carryforward	1,266	1,198
Allowance for loan and lease losses	272	412
Non-qualified stock options	76	51
Other	101	76
Total deferred tax assets	2,659	2,769
Deferred liabilities:
Net unrealized gain on securities available-for-sale	(188)	(75)
Federal Home Loan Bank stock dividends	(15)	(14)
Total deferred tax liabilities	(203)	(89)

Net deferred tax assets	2,456	2,680

Valuation allowance	(2,456)	(2,680)

Net deferred taxes	$—	$—

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 — INCOME TAXES - continued

The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets. The Company has net operating loss carryforwards of approximately $3.4 million for federal income tax purposes.  Federal and state net operating loss carryforwards, to the extent not used, will expire starting in 2027.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2011 and 2010, due to the following:

($ in thousands)	December 31, 2011	December 31, 2010
Computed “expected” tax expense (benefit)	$82	$46
Change in income taxes resulting from:
Change in valuation allowance	(111)	(87)
Other	29	41
Income tax provision	$—	$—

NOTE 12 — STOCK OPTIONS

Under the terms of the Company’s 2007 Stock Incentive Plan (the “Plan”), employees may be granted both nonqualified and incentive stock options (ISO) and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved approximately 510,700 options for issuance under the Plan.  Of that, approximately 400,000 are issued and outstanding, leaving 110,700 available for future grants as of December 31, 2011.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation costs of approximately $166,000 and $212,000 during the years ended December 31, 2011 and 2010, respectively.  No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the following assumptions presented below:

	2011 ISO Grants	2010 Nonqualified Grants	2010 ISO Grants
Number of Options Granted	59,500	45,000	28,250
Expected Volatility	14.46% — 14.56%	14.46%	14.46%
Expected Term	6.25 years	4.05 years	6.25 years
Expected Dividend	0.00%	0.00%	0.00%
Risk-Free Rate	1.19% — 2.72%	1.13%	1.69% — 3.08%
Grant-Date Fair Value	$0.53 — $0.68	$0.61	$0.69 — $1.24

The Company did not grant any nonqualified stock options during 2011.  During the third quarter of 2011, the Company updated its expected volatility calculation using data based on the Company’s actual historical stock activity.  Prior to that, the expected volatility was based on the historical volatility of similar banks that had a longer trading history since the Company did not have sufficient historical data of its own.  The expected term represents the estimated average period of time that the options will remain outstanding.  Since the Company does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk-free rate of return reflects the grant-date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options.  The weighted-average grant-date fair value of options granted during the years 2011 and 2010 was $0.62 and $0.79, respectively.  Currently, the Company’s estimated

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCK OPTIONS — continued

forfeiture rate is 0% for executive officers, 28% for employees and ranges from 0% to 10% for directors.  The different ranges result from certain groups of individuals exhibiting different behavior.  Options forfeited impact the amount of compensation expense recognized. Share-based compensation expense is based on awards that are ultimately expected to vest; accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures.  The estimated forfeiture rate is reviewed at each reporting date to confirm that it is the best estimate to support the then-current trends within the Company.  During the third quarter 2011, the Company revised its estimated forfeiture rate on ISO grants increasing the estimated forfeiture rate for employees from 25% to 28%, which more accurately reflects the turnover rate of our employees.  Similarly, during the third quarter 2010, the Company revised its estimated forfeiture rate on the nonqualified stock options granted to directors in September 2007 to decrease the rate from 33% to 10%, which more accurately reflects the turnover rate of our directors. This resulted in approximately $17,000 of additional stock-based compensation expense during 2010.

During 2011, the Company granted 48,500 options as incentive compensation to existing employees and 11,000 options to newly hired employees.  During 2010, the Company granted 26,500 options as incentive compensation to existing employees and 1,750 to newly hired employees.  The Company also granted 45,000 nonqualified options to directors. The director options were fully vested in August 2011, expire ten years from the date of grant and directors have one year to exercise vested options upon termination.

During 2011, no options were exercised, 24,561 options were forfeited and 2,417 vested options expired.  The Company recognized $166,000 of expense during the year ended December 31, 2011 representing expense for approximately 103,000 options that vested during the year, plus a pro-rata amount for the options that are expected to vest on the anniversary of the date granted.

During 2010, no options were exercised, 5,687 options were forfeited and 5,126 vested options expired.  The Company recognized $212,000 of expense during the year ended December 31, 2010 representing expense for approximately 94,000 options that vested during the year, plus a pro-rata amount for the options that are expected to vest on the anniversary of the date granted.

As of December 31, 2011, there was approximately $72,000 of unrecognized compensation cost related to non-vested stock options granted under the Plan that will be recognized over a weighted-average period of 1.62 years.  This compared to approximately $251,000 of unrecognized compensation cost to be recognized over a weighted-average period of 1.30 years as of December 31, 2010. As of December 31, 2011 and 2010, the aggregate intrinsic value of in-the-money outstanding stock options was approximately $7,000 and $4,000, respectively.

The following table summarizes option activity under the Plan as of and for the year ended December 31, 2011:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2011	367,790	$8.31	7.60 years
Granted	59,500	3.02	9.23 years
Exercised	—	—	—
Forfeited	(24,561)	7.11	—
Expired	(2,417)	5.40	—
Outstanding at December 31, 2011	400,312	$7.61	6.04 years

Exercisable at December 31, 2011	315,630	$8.54	5.65 years

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 — STOCK OPTIONS — continued

The following table summarizes option activity under the Plan as of and for the year ended December 31, 2010:

	Options	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term
Outstanding at January 1, 2010	305,353	$9.19	8.14 years
Granted	73,250	4.66	9.50 years
Exercised	—	—	—
Forfeited	(5,687)	7.52	—
Expired	(5,126)	9.39	—
Outstanding at December 31, 2010	367,790	$8.31	7.60 years

Exercisable at December 31, 2010	227,738	$9.16	7.15 years

NOTE 13 — WARRANTS

In recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 317,335 warrants to its organizers and one non-organizer director.  These warrants are exercisable at a price of $10.00 per share subject to an effective registration statement, may be exercised anytime prior to September 10, 2017.

Additionally, each of the Company’s initial stockholders were granted one warrant to purchase an additional share, at an exercise price of $12.50 per share, for every five shares purchased during the Company’s initial public offering.  All of the stockholder warrants granted expired unexercised on September 10, 2010.

Warrants Outstanding and Exercisable

Type	Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Organizer warrants	$10.00	317,335	5.69 years	$10.00

Organizer warrants to purchase fractional shares were not issued.  Instead, rounding down to the next whole number was used in calculating the number of warrants issued to any stockholder. Holders of warrants will be able to profit from any rise in the market price of the Company’s common stock over the exercise price of the warrants because they will be able to purchase shares of the Company’s common stock at a price that is less than the then-current market value. If the Bank’s capital falls below the minimum level required by the OCC, management may be directed to require the holders to exercise or forfeit their warrants.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 — EARNINGS PER SHARE

The following table presents the net earnings and weighted average common shares outstanding used to calculate earnings per share for the years ended December 31, 2011 and 2010:

($ in thousands, except share data)	2011	2010
Basic earnings per share computation

Net earnings to common stockholders	$242	$134

Weighted average shares outstanding — basic	2,553,671	2,553,671

Basic earnings per share	$0.09	$0.05

Diluted earnings per share computation

Net earnings to common stockholders	$242	$134

Weighted average shares outstanding — basic	2,553,671	2,553,671
Shares assumed issued:
Stock options	—	30
Organizer stock warrants	—	—

Weighted average shares outstanding — diluted	2,553,671	2,553,701

Diluted earnings per share	$0.09	$0.05

The vast majority of the Company’s stock options and warrants were out-of-the-money as of December 31, 2011 and 2010 and were, therefore, anti-dilutive.

NOTE 15 — RELATED PARTY TRANSACTIONS

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $481,000 and $2.1 million in loans receivable from related parties at December 31, 2011 and 2010, respectively.

Also in the course of ordinary business, certain officers, directors, principal stockholders, and employees of the Bank have deposits with the Bank. In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons. The balance of related party deposits at December 31, 2011 and 2010 was approximately $2.8 million and $4.5 million, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 — COMMITMENTS AND CONTINGENCIES — continued

At December 31, 2011 and 2010, the Company had $6.3 million and $8.3 million, respectively, in unfunded commitments outstanding whose contract amounts represent credit risk.  Of the $6.3 million in total commitments outstanding at December 31, 2011, $5.1 million were at variable rates and $1.2 million were at fixed rates.  Of the $8.3 million in total commitments outstanding at December 31, 2010, $5.1 million were at variable rates, $1.4 million were at fixed rates and $1.8 million were commitment letters that did not include finalized rate agreements.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral securing the extension is based on management’s credit evaluation.  The type of collateral varies but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

NOTE 17 — LEGAL CONTINGENCIES

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

NOTE 18 — OTHER GENERAL AND ADMINISTRATIVE EXPENSE

The following table details the items comprising Other general and administrative expenses:

($ in thousands)	Year Ended December 31,		Increase/
Other general and administrative expenses:	2011	2010	(Decrease)
Data processing	$304	$321	$(17)
FDIC assessments	212	192	20
Other regulatory and reporting fees	150	114	36
Other loan expense	104	45	59
Directors fees	88	49	39
Marketing and promotions	84	100	(16)
Telephone	48	41	7
Travel and entertainment	33	46	(13)
Insurance	32	23	9
Printing, stationery and supplies	32	36	(4)
Dues and memberships	29	35	(6)
OREO expense	21	8	13
Customer checks and other customer expenses	15	10	5
Training and education	15	9	6
Franchise taxes	14	17	(3)
ATM and debit card fees	14	15	(1)
Postage, shipping and courier	13	17	(4)
Miscellaneous	17	15	2
Total	$1,225	$1,093	$132

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — FAIR VALUE

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of December 31, 2011 and December 31, 2010, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Other real estate owned is valued at the time the asset is transferred to other real estate owned.  The value is based primarily on third party appraisals, less costs to sell. The appraisals may be discounted based on management’s historical knowledge, changes in market conditions from the time of valuation, and/or management’s expertise and knowledge of the property and underlying business.  Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2011
Investment securities, available-for-sale:
Corporate	$—	$14,818	$—	$14,818
State and municipal	—	3,885	—	3,885
Residential agency MBS	—	64,492	—	64,492
Total	$—	$83,195	$—	$83,195
Assets at December 31, 2010
Investment securities, available-for-sale:
U.S. government agencies	$—	$5,852	$—	$5,852
Corporate	—	11,473	—	11,473
State and municipal	—	22,825	—	22,825
Residential agency MBS	—	36,163	—	36,163
Total	$—	$76,313	$—	$76,313

There were no transfers in or out of levels during the periods presented.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — FAIR VALUE — continued

Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2011
Impaired loans (Financial)	$—	$—	$311	$311
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989

Assets at December 31, 2010
Impaired loans (Financial)	$—	$—	$554	$554
Other real estate owned (Non-financial)	$—	$—	$1,976	$1,976

Impaired loans, which are measured for impairment using either the fair value of collateral or present value of expected cash flows, had carrying amounts totaling $610,000 after partial charge-offs of $220,000.  These impaired loans had no specific valuation allowance at December 31, 2011.  In addition, impaired loans have $37,000 of estimated selling costs which reduced the carrying value.  Of the $610,000 of impaired loans, $311,000 were carried at fair value adjusted for the aforementioned charge-offs and estimated selling costs. The remaining $336,000 were carried at cost at December 31, 2011, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

Impaired loans as of December 31, 2010 had carrying amounts totaling $2.1 million after partial charge-offs of $580,000.  In addition, these loans had a specific valuation allowance of $87,000 at December 31, 2010 and $27,000 of estimated selling costs which reduced the carrying value.  Of the $2.1 million of impaired loans, $554,000 were carried at fair value adjusted for the aforementioned charge-offs, estimated selling costs and specific valuation allowance.  The remaining $1.6 million were carried at cost at December 31, 2010, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

Other real estate owned had a carrying amount of $1.8 million at December 31, 2011 based on the current appraisals after partial charge-offs of $40,000.  Additionally, OREO had estimated costs to sell of approximately $253,000.  As of December 31, 2010, other real estate owned had a carrying amount of $1.8 million based on the current appraisal less reasonable costs to sell.

Fair Value of Financial Instruments

Disclosure of fair value about financial instruments, for which it is practicable to estimate the value, is required whether or not recognized in the consolidated balance sheets.  Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. Because no market value exists for a significant portion of certain financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

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

Interest-bearing deposits with banks:  As of December 31, 2011, the Bank owned $350,000 in fixed-rate certificates of deposit with other FDIC-insured financial institutions whose fair value was estimated using a discounted cash flow calculation using interest rates currently being offered for deposits with similar remaining maturities. The carrying value of all other interest-bearing deposits with banks approximated their fair values as of December 31, 2011 and 2010 due to the balances being payable upon demand.

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

Deposits:  The fair value of noninterest-bearing demand deposits, interest-bearing demand deposits and savings and money market accounts is determined to be the amount payable on demand at the reporting date.  The fair value of fixed-rate time deposits is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.  Carrying value is assumed to approximate fair value for all variable rate time deposits.

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

NOTE 19 — FAIR VALUE — continued

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

The carrying amounts and estimated fair values of financial instruments at December 31 are summarized as follows:

	2011		2010
	Carrying	Fair	Carrying	Fair
($ in thousands)	Value	Value	Value	Value
Financial Assets:
Cash and cash equivalents	$1,800	$1,800	$936	$936
Interest-bearing deposits with banks	1,357	1,374	266	266
Investment securities	83,195	83,195	76,313	76,313
Loans, net	54,501	54,788	57,647	57,604
FHLB and FRB stocks	1,134	NA	1,168	NA
Accrued interest receivable	584	584	759	759

Financial Liabilities:
Deposits, demand, savings and money market	$71,759	$71,759	$70,628	$70,628
Time deposits	47,225	47,917	40,327	40,777
Securities sold under agreements to repurchase	253	253	143	143
Federal funds purchased	—	—	200	200
FHLB borrowings	6,500	6,692	10,000	10,243
Accrued interest payable	56	56	91	91

NOTE 20 — REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).  As of December 31, 2011 and 2010, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2011 and 2010, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions that have occurred since December 31, 2011 that management believes has changed the Bank’s status as well-capitalized.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20 — REGULATORY MATTERS — continued

The Bank’s actual capital amounts as of December 31, 2011 are presented below:

	Risk-based		Leverage
($ in thousands)	Tier 1	Total Capital	Tier 1
Actual regulatory capital	$16,143	$17,193	$16,143
Well-capitalized requirement	5,041	8,401	7,181
Excess regulatory capital	$11,102	$8,792	$8,962
Capital ratios	19.2%	20.5%	11.2%
Minimum capital requirement	4.0%	8.0%	4.0%
Individual minimum capital requirement	NA	12.0%	9.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

In December 2010, the OCC established minimum capital ratios for the Bank which require Tier 1 capital to average assets of 9% and total risk-based capital to risk-weighted assets of 12%.  Given these revised thresholds, Tier 1 capital could have been as low as $12.9 million and total risk-based capital could have been as low as $10.1 million at December 31, 2011 and still have been in compliance with the revised thresholds.

The Bank’s actual capital amounts as of December 31, 2010 are presented below:

	Risk-based		Leverage
($ in thousands)	Tier 1	Total Capital	Tier 1
Actual regulatory capital	$15,504	$16,627	$15,504
Well-capitalized requirement	5,345	8,908	6,944
Excess regulatory capital	$10,159	$7,719	$8,560
Capital ratios	17.4%	18.7%	11.2%
Minimum capital requirement	4.0%	8.0%	4.0%
Individual minimum capital requirement	NA	12.0%	9.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

Using the individual minimum capital ratios established by the OCC in December 2010, Tier 1 capital could have been as low as $12.5 million and total risk-based capital could have been as low as $10.7 million and still have been in compliance with the Bank’s revised thresholds.

Capital adequacy ratios are not presented on a consolidated basis, as they are only applicable for bank holding companies with consolidated assets of $500 million or more, or for those bank holding companies that are engaged in significant nonbanking activities.

The Bank is restricted as to the amount of dividends which can be paid.  Dividends declared by national banks that exceed net income (as defined by OCC regulations) for the current year plus retained net income for the preceding two years must be approved by the OCC. Also, the Bank may not pay dividends until we have received a prior written determination of no supervisory objection from the Assistant Deputy Comptroller of the Western District of the OCC.

With certain exceptions, the Company may not pay a dividend to its stockholders unless its retained earnings equal at least the amount of the proposed dividend.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21 — CONSENT ORDER

On December 16, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, Solera National Bank consented and agreed to the issuance of an Amended Consent Order (the “Consent Order”) by the Office of the Comptroller of the Currency (OCC). The Consent Order replaced and superseded the consent order entered into on March 18, 2010 by the Bank.  The provisions of the Consent Order shall remain effective and enforceable, except to the extent that, and until such time as, any provisions of the Consent Order have been amended, suspended, waived, or terminated in writing by the OCC.  The Consent Order is based on the findings of the OCC during an examination that began on September 6, 2010 and requires the Bank to submit written plans within certain timeframes to address the following items, among others: compliance with the Bank Secrecy Act, revisions to the Bank’s loan policy and procedures, weaknesses in the Bank’s credit risk management and underwriting, and credit risk associated with the Bank’s Home Equity Line of Credit portfolio.  For a complete description of the items in the Stipulation and Consent Order please see Exhibits 10.16 and 10.17 to our Annual Report on Form 10-K, incorporated herein by reference.

Since the completion of the examination, the Bank and its Board of Directors have taken steps to address the findings of the examination and have addressed the matters in the Consent Order by the respective deadline dates. The Bank did not admit any wrongdoing in entering into the Consent Order, and in connection with the actions outlined in the Consent Order, is committed to establishing stronger banking practices.

NOTE 22 — SOLERA NATIONAL BANCORP, INC.

Solera National Bancorp, Inc. (the “Bancorp”) has no significant business activity other than its investment in Solera National Bank. Financial information pertaining only to the Bancorp is as follows:

($ in thousands)
Condensed Balance Sheets	December 31, 2011	December 31, 2010
ASSETS
Cash	$2,402	$2,641
Investment in Solera National Bank	16,650	15,705
TOTAL ASSETS	$19,052	$18,346
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$13	$21

Stockholders’ equity	19,039	18,325
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,052	$18,346

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22 — SOLERA NATIONAL BANCORP, INC. — continued

($ in thousands)	For the year ended December 31,
Condensed Statements of Income	2011	2010
Income
Earnings from undistributed earnings of Solera National Bank	$541	$397
Other	3	3
TOTAL INCOME	544	400
Expenses
Salaries, benefits and other compensation	68	61
Professional fees	163	153
General and administrative	71	52
TOTAL EXPENSES	302	266
Earnings before income taxes	242	134
Income tax expense	—	—
NET EARNINGS	$242	$134

($ in thousands)	For the year ended December 31,
Condensed Statements of Cash Flows	2011	2010
Cash flows from operating activities:
Net earnings	$242	$134
Adjustments to reconcile net earnings to net cash used by operating activities:
Earnings from undistributed earnings of subsidiary	(541)	(397)
Stock-based compensation	68	61
Change in other assets and accrued liabilities	(8)	(13)
Net cash used by operating activities	(239)	(215)

Cash flows from investing activities:
Net cash used by investing activities	—	—

Cash flows from financing activities:
Net cash used in financing activities	—	—

Net decrease in cash	(239)	(215)

Cash at beginning of year	2,641	2,856
Cash at end of year	$2,402	$2,641

NOTE 23 — SUBSEQUENT EVENTS

The Company has considered subsequent events through the date of issuance of this Report on Form 10-K, and has determined that no additional disclosure is necessary.