Form 10-Q
period 2012-03-31
Solera National Bancorp, Inc.
filed 2012-05-14
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53181
______________________

SOLERA NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)
______________________

Delaware	02-0774841
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

319 S. Sheridan Blvd.
Lakewood, CO 80226
303-209-8600
(Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 10, 2012, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

●	management of Solera National Bank may be unable to limit credit risk associated with our loan portfolio, which would affect the Company’s profitability;

●	general economic conditions in the U.S. and within our market area may be less favorable than expected, causing an adverse impact on our financial performance;

●	the Company is subject to extensive regulatory oversight, which could restrain our growth and profitability;

●	the Company could facepotential regulatory actions if we fail to comply with our Consent Order;

●	interest rate volatility could adversely impact our business;

●	the Company may not be able to raise additional capital on terms favorable to us;

●	the Company continues to hold other real estate owned which has led to increased operating costs and vulnerability to declines in real estate values;

●	the liquidity of our common stock is affected by its limited trading market; and

●	the Company faces competition from a variety of competitors.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2011 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and it is not possible for us to predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of March 31, 2012 and December 31, 2011
(unaudited)

($ in thousands, except share data)	March 31,	December 31,
	2012	2011
ASSETS
Cash and cash equivalents	$729	$1,800
Interest-bearing deposits with banks	357	1,357
Investment securities, available-for-sale	84,498	83,195
Gross loans	55,086	55,645
Net deferred expenses/(fees)	1	(77)
Allowance for loan and lease losses	(1,077)	(1,067)
Net loans	54,010	54,501
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,148	1,134
Bank-owned life insurance	2,008	—
Other real estate owned	1,776	1,776
Premises and equipment, net	571	599
Accrued interest receivable	666	584
Other assets	411	420
Total assets	$146,174	$145,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$3,217	3,550
Interest-bearing demand	8,724	9,355
Savings and money market	57,503	58,854
Time deposits	49,688	47,225
Total deposits	119,132	118,984

Securities sold under agreements to repurchase and federal funds purchased	663	253
Accrued interest payable	62	56
Accounts payable and other liabilities	368	534
FHLB advances	6,500	6,500
Total liabilities	$126,725	$126,327

COMMITMENTS AND CONTINGENCIES (see Note 10)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding	$26	$26
Additional paid-in capital	26,159	26,146
Accumulated deficit	(7,679)	(7,640)
Accumulated other comprehensive income	943	507
Total stockholders’ equity	$19,449	$19,039
Total liabilities and stockholders’ equity	$146,174	$145,366

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations and Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011
(unaudited)

($ in thousands, except share data)	For the Three Months Ended March 31,
	2012	2011
INTEREST INCOME:
Interest and fees on loans	$788	$824
Interest on investment securities	503	673
Dividends on FHLB and Federal Reserve Bank stocks	8	9
Other interest income	2	1
Total interest income	1,301	1,507
INTEREST EXPENSE:
Deposits	300	369
FHLB advances	31	57
Securities sold under agreements to repurchase and federal funds purchased	1	4
Total interest expense	332	430
NET INTEREST INCOME BEFORE PROVISION	969	1,077
Provision for loan and lease losses	-	-
NET INTEREST INCOME AFTER PROVISION	969	1,077
NONINTEREST INCOME:
Service charges and fees	15	18
Other income	9	-
Gain / (loss) on available-for-sale securities	114	(2)
Total noninterest income	138	16
NONINTEREST EXPENSE:
Salaries and employee benefits	567	705
Occupancy	127	133
Professional fees	144	126
Other general and administrative	308	312
Total noninterest expense	1,146	1,276
LOSS BEFORE INCOME TAXES	(39)	(183)
Provision for income taxes	-	-
NET LOSS	$(39)	$(183)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains on securities	550	73
Less: Reclassification adjustment for net (gains) / losses included in net loss	(114)	2
OTHER COMPREHENSIVE INCOME	$436	$75

COMPREHENSIVE INCOME / (LOSS)	$397	$(108)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(39)	$(183)

LOSS PER COMMON SHARE:
Basic (2,553,671 weighted-average common shares)	$(0.02)	$(0.07)
Diluted (2,553,671 weighted-average diluted shares)	$(0.02)	$(0.07)

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2012 and 2011
(unaudited)

			Additional		Accumulated Other
($ in thousands, except share data)	Shares Outstanding	Common Stock	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Total

Balance at December 31, 2010	2,553,671	$26	$25,980	$(7,882)	$201	$18,325
Stock-based compensation	-	-	61	-	-	61
Comprehensive loss:
Net loss	-	-	-	(183)	-	(183)
Other comprehensive income	-	-	-	-	75	75
Total comprehensive loss						(108)
Balance at March 31, 2011	2,553,671	$26	$26,041	$(8,065)	$276	$18,278

Balance at December 31, 2011	2,553,671	$26	$26,146	$(7,640)	$507	$19,039
Stock-based compensation	-	-	13	-	-	13
Comprehensive income:
Net loss	-	-	-	(39)	-	(39)
Other comprehensive income	-	-	-	-	436	436
Total comprehensive income						397
Balance at March 31, 2012	2,553,671	$26	$26,159	$(7,679)	$943	$19,449

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011
(unaudited)

	For the Three Months
	Ended March 31,
($ in thousands)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(39)	$(183)
Adjustments to reconcile net loss to net cash (used in) / provided by operating activities:
Depreciation and amortization	34	60
Net accretion of deferred loan fees/expenses	(5)	(12)
Net amortization of premiums on investment securities	366	149
(Gain) / loss on available-for-sale investment securities	(114)	2
Federal Home Loan Bank stock dividend	(1)	(1)
Recognition of stock-based compensation on stock options	13	61
Increase in bank-owned life insurance cash surrender value	(8)	—
Changes in operating assets and liabilities:
Accrued interest receivable	(82)	56
Other assets	9	20
Accrued interest payable	6	(12)
Accounts payable and other liabilities	(155)	70
Deferred loan fees/expenses, net	(73)	5
Net cash (used in) / provided by operating activities	$(49)	$215

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(12,203)	$(14,844)
Proceeds from sales of investment securities, available-for-sale	7,483	11,350
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	3,601	3,048
Loan payments received / (originations funded), net	569	699
(Purchase) / redemption of Federal Reserve Bank stock	(13)	54
Purchase of bank-owned life insurance	(2,000)	—
Purchase of premises and equipment	(6)	—
Maturity of interest-bearing deposits with banks	1,000	—
Net cash (used in) / provided by investing activities	$(1,569)	$307

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$148	$3,497
Net increase in securities sold under agreements to repurchase and federal funds purchased	410	614
Repayment of FHLB advances	—	(4,500)
Principal payments on capital lease	(11)	(11)
Net cash provided by / (used in) financing activities	$547	$(400)

Net (decrease) / increase in cash and cash equivalents	$(1,071)	$122

CASH AND CASH EQUIVALENTS
Beginning of period	1,800	936
End of period	$729	$1,058
(continued)

Solera National Bancorp, Inc.

Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011, (continued)
(unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$326	$442
Income taxes paid	$—	$—
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$436	$75

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2012, and the results of its operations for the three months ended March 31, 2012 and 2011.  Cash flows are presented for the three months ended March 31, 2012 and 2011.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation. These reclassifications had no impact on stockholders’ equity or net loss for the periods. Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Provision and allowance for loan and lease losses:  Implicit in the Company’s lending activities is the fact that loan and lease losses will be experienced and that the risk of loss will vary with the type of loans being made and the creditworthiness of the borrowers over the terms of the loans. The allowance for loan and lease losses represents the Company’s recognition of the risks of extending credit and its evaluation of the loan portfolio.  The evaluation of the allowance is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.  The allowance for loan and lease losses is maintained at a level considered adequate to provide for probable loan and lease losses based on management’s assessment of various factors affecting the loan portfolio, including a review of problem loans, business conditions, historical loss experience, evaluation of the quality of the underlying collateral, and holding and disposal costs. In addition, because the Bank has limited history on which to base future loan and lease losses, a comparison of peer group allowance ratios to gross loans is made with the intention of maintaining similar levels until the Bank has sufficient historical data to see trends in our own loss history.  The allowance for loan and lease losses is increased by provisions charged to expense and reduced by loans and leases charged-off, net of recoveries.  Loan and lease losses are charged against the allowance for loan and lease losses when management believes the balance is uncollectible.

The Company has established a formal process for determining an adequate allowance for loan and lease losses.  The allowance for loan and lease losses calculation has two components.  The first component represents the allowance for loan and lease losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable.  To determine this component of the calculation, impaired loans and leases are individually evaluated by either discounting the expected future cash flows or determining the fair value of the collateral, if repayment is expected solely from collateral.  The fair value of the collateral is determined using internal analyses as well as third-party information, such as appraisals.  That value, less estimated costs to sell, is compared to the recorded investment in the loan and any shortfall is charged-off.  Unsecured loans and loans that are not collateral-dependent are evaluated by calculating the discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The shortfall between the recorded investment in the loan and the discounted cash flows, or the fair value of the collateral less estimated costs to sell, represents the first component of the allowance for loan and lease losses.

The second component of the allowance for loan and lease losses represents contingent losses – the estimated probable losses inherent within the portfolio due to uncertainties.  Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non real-estate secured loans include general economic conditions as well as interest rate changes.  We aggregate our loans into portfolio segments including:  Commercial Real Estate Secured; Residential Real Estate Secured; Commercial and Industrial; and Consumer.  We then evaluate the above factors by segment and assign probable loss ranges to each segment.  The aggregate of these segments represents the contingent losses in the portfolio.

The recorded allowance for loan and lease losses is the aggregate of the impaired loan and lease component and the contingent loss component.  Our methodology for estimating the allowance has not changed during the current or prior reporting period and is consistent across all portfolio segments and classes of loans.

At March 31, 2012, the Company had an allowance for loan and lease losses of $1.1 million.  Management believes that this allowance for loan and lease losses is adequate to cover probable losses based on currently available evidence. Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan and lease losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.

Loans receivable:  Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances net of any deferred fees or costs, and reduced by any charge-offsand the allowance for loan and lease losses.

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss, or for other reasons.

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

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued an accounting standards update intended to improve the comparability of fair value accounting and reporting requirements between United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). Additional disclosures required by the update are incorporated in Note 11 and include: (i) disclosure of quantitative information regarding the unobservable inputs used in any  Level 3 measurement  including an explanation of the valuation techniques used and the sensitivity to changes in the values assigned to unobservable inputs; (ii) categorization by level for the fair value of financial instruments; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity. The amendments in the update are effective for the Company’s interim and annual reports beginning with the first quarter 2012. The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows but did cause changes to the Company’s fair value disclosure (see Note 11).

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS. The update prohibits continued exclusive presentation of Other Comprehensive Income in the statement of stockholders’ equity.  The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements.  The amendments in the update are effective for the Company’s interim and annual reports beginning with the first quarter 2012.  The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows but did cause changes to the presentation of the Company’s Statements of Operations.

During the first quarter 2012, the FASB issued other accounting standards updates which may impact the banking community or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of March 31, 2012 and December 31, 2011 are as follows:

($ in thousands)	March 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
Corporate	$14,708	$295	$(262)	$14,741
State and municipal	11,050	220	(80)	11,190
Residential agency mortgage-backed securities (“MBS”)	57,797	811	(41)	58,567
Total securities available-for-sale	$83,555	$1,326	$(383)	$84,498

($ in thousands)	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
Corporate	$15,117	$161	$(460)	$14,818
State and municipal	3,691	198	(4)	3,885
Residential agency MBS	63,880	747	(135)	64,492
Total securities available-for-sale	$82,688	$1,106	$(599)	$83,195

The amortized cost and estimated fair value of debt securities by contractual maturity at March 31, 2012 and December 31, 2011 are shown below.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to call or prepay obligations with or without call or prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $3.6 million in proceeds from the maturity/call/prepayment of securities during the three months ended March 31, 2012 (see our Consolidated Statements of Cash Flows on page 7) versus no dollars contractually maturing within one year as set forth in the table below.

($ in thousands)	March 31, 2012		December 31, 2011
	Amortized	Estimated Fair Value	Amortized	Estimated Fair
Securities available-for-sale:	Cost		Cost	Value
Due within one year	$—	$—	$—	$—
Due after one year through five years	6,987	7,122	8,540	8,583
Due after five years through ten years	20,417	20,546	13,799	13,720
Due after ten years	56,151	56,830	60,349	60,892
Total securities available-for-sale	$83,555	$84,498	$82,688	$83,195

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of March 31, 2012 and December 31, 2011.

	March 31, 2012
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$1,506	$(44)	3	$4,282	$(218)	7	$5,788	$(262)	10
State and municipal	5,005	(80)	9	—	—		5,005	(80)	9
Residential agency MBS	11,287	(41)	12	—	—		11,287	(41)	12
Total temporarily-impaired	$17,798	$(165)	24	$4,282	$(218)	7	$22,080	$(383)	31

	December 31, 2011
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$4,033	$(180)	8	$4,220	$(280)	7	$8,253	$(460)	15
State and municipal	502	(4)	1	—	—	—	502	(4)	1
Residential agency MBS	18,266	(135)	20	—	—	—	18,266	(135)	20
Total temporarily-impaired	$22,801	$(319)	29	$4,220	$(280)	7	$27,021	$(599)	36

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of March 31 2012, no declines were deemed to be other than temporary.  The seven corporate securities that were in a continuous loss position for 12 months or longer at March 31, 2012 and December 31, 2011 fluctuated in value primarily as a result of changes in market interest rates rather than due to a material deterioration in credit quality.  Further, the Company has the intent to hold the securities in an unrealized loss position as of March 31, 2012 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above, are not other than temporarily impaired.  Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2011, determined these securities were not other than temporarily impaired.

During the first quarter of 2011, the Company recognized other-than-temporary impairment of approximately $67,000 related to five securities that management had the intent to sell before recovery of value.  No other securities were determined to be other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $943,000 at March 31, 2012, an 86% increase over the $507,000 net unrealized gain at December 31, 2011.

Sales of available-for-sale securities were as follows:

($ in thousands)	Three Months Ended March 31,
	2012	2011
Proceeds	$7,483	$11,350
Gross gains	$114	$146
Gross losses	$—	$(81)

Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $20.5 million at March 31, 2012 and $20.4 million at December 31, 2011, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The following table sets forth the composition of the loan portfolio according to the loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to the underlying collateral:

($ in thousands)	March 31, 2012	December 31, 2011
Commercial real estate (“CRE”)	$37,265	$37,862
Commercial and industrial	5,790	5,971
Residential real estate	10,704	10,460
Construction and land development	1,275	1,307
Consumer	52	45
GROSS LOANS	55,086	55,645
Net deferred loan expenses / (fees)	1	(77)
Allowance for loan and lease losses	(1,077)	(1,067)
LOANS, NET	$54,010	$54,501

During the first quarter of 2012, the Bank purchased one loan with a principal balance of approximately $500,000.  No loans were purchased during the first quarter of 2011.

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

There were approximately $301,000 and $481,000 in loans receivable from related parties at March 31, 2012 and December 31, 2011, respectively.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011 is summarized as follows:

($ in thousands)	Three Months Ended March 31,
	2012	2011

Balance, beginning of period	$1,067	$1,175
Charge-offs	(3)	—
Recoveries	13	—
Provision for loan and lease losses	—	—
Balance, end of period	$1,077	$1,175

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

Commercial Real Estate (CRE) Secured – loans secured by nonfarm, nonresidential properties
Residential Real Estate Secured – loans secured by 1-4 family residential properties or land
Commercial and Industrial – loans to businesses not secured by real estate, and
Consumer – loans to individuals not secured by real estate.

The portfolio segment categorization of loans differs from the categorization shown in Note 4 – Loans.  Portfolio segment categorization is based on the Call Report and the loan’s underlying collateral while the loan categorization in Note 4 – Loans is based on the loan’s purpose as determined during the underwriting process.

The tables below provide a rollforward, by portfolio segment, of the allowance for loan and lease losses for the three months ended March 31, 2012 and 2011, respectively.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
March 31, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2011	$726	$244	$97	$—	$1,067
Charge-offs	—	—	—	(3)	(3)
Recoveries	—	13	—	—	13
Provision for loan and lease losses	(27)	(10)	33	4	—
Balance at March 31, 2012	$699	$247	$130	$1	$1,077

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
March 31, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2010	$360	$478	$336	$1	$1,175
Charge-offs	—	—	—	—	—
Recoveries	—	—	—	—	—
Provision for loan and lease losses	58	23	(81)	—	—
Balance at March 31, 2011	$418	$501	$255	$1	$1,175

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of March 31, 2012 and December 31, 2011.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 2:  Critical Accounting Policies, Provision and allowance for loan and lease losses).

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
March 31, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$647	$—	$332	$—	$979
Collectively evaluated for impairment	33,780	15,193	5,082	52	54,107
Total	$34,427	$15,193	$5,414	$52	$55,086
Allowance for loan losses
Individually evaluated for impairment	$11	$—	$44	$—	$55
Collectively evaluated for impairment	688	247	86	1	1,022
Total	$699	$247	$130	$1	$1,077

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$274	$—	$336	$—	$610
Collectively evaluated for impairment	35,159	14,586	5,245	45	55,035
Total	$35,433	$14,586	$5,581	$45	$55,645
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	726	244	97	—	1,067
Total	$726	$244	$97	$—	$1,067

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

Reconciliation between Portfolio Segment and Class
March 31, 2012 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$16,792	$—	$—	$—	$16,792
CRE – non-owner occupied	16,907	—	—	—	16,907
Commercial and industrial	—	—	5,414	—	5,414
Residential real estate	—	14,646	—	—	14,646
Construction and land development	728	547	—	—	1,275
Consumer	—	—	—	52	52
Total	$34,427	$15,193	$5,414	$52	$55,086

Reconciliation between Portfolio Segment and Class
December 31, 2011 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$16,337	$—	$—	$—	$16,337
CRE – non-owner occupied	18,367	—	—	—	18,367
Commercial and industrial	—	—	5,581	—	5,581
Residential real estate	—	14,008	—	—	14,008
Construction and land development	729	578	—	—	1,307
Consumer	—	—	—	45	45
Total	$35,433	$14,586	$5,581	$45	$55,645

Impaired Loans
The following tables provide detail of impaired loans broken out according to class as of March 31, 2012 and December 31, 2011.  The class level represents a slightly more detailed level than the portfolio segment level.  There were four impaired loans, totaling $979,000, as of March 31, 2012 compared to three impaired loans totaling $610,000 as of December 31, 2011. The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans were on nonaccrual status and therefore did not have interest accruing.  The unpaid principal balance represents the unpaid principal prior to any partial charge-off.

	Impaired Loans by Class as of March 31, 2012
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	251	471	—	265	—
Commercial and industrial	243	243	—	243	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$494	$714	$—	$508	$—

Impaired loans with a related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	396	396	11	397	3
Commercial and industrial	89	89	44	90	2
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$485	$485	$55	$487	$5

Total impaired loans
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	647	867	11	662	3
Commercial and industrial	332	332	44	333	2
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$979	$1,199	$55	$995	$5

Impaired Loans by Class as of December 31, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	274	494	—	345	—
Commercial and industrial	336	336	—	517	15
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$610	$830	$—	$862	$15

Impaired loans with a related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$—	$—	$—	$—	$—

Total impaired loans
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	274	494	—	345	—
Commercial and industrial	336	336	—	517	15
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$610	$830	$—	$862	$15

As of both March 31, 2012 and December 31, 2011, the impaired loans without a valuation allowance did not have a related allowance because they have either been partially charged-off, bringing them to their net realizable value, or are well-secured.

Troubled debt restructurings (TDRs) are included in impaired loans above.  No loans were modified as TDRs during the three months ended March 31, 2012.  The Company has not committed additional funds to any of the borrowers whose loans are classified as a TDR.  A TDR is considered to be in payment default once it is 90 days past due under the modified terms or when the loan is determined to be uncollectible and is classified as loss and charged-off.  None of the Company’s loans restructured in the last 12 months have subsequently defaulted.

Age Analysis of Loans
The following tables summarize, by class, our past due and nonaccrual loans as of the dates indicated.

	Age Analysis of Loans by Class as of March 31, 2012
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
CRE – owner occupied	$—	$—	$—	$—	$—	$16,792	$16,792
CRE – non-owner occupied	—	—	396	251	647	16,260	16,907
Commercial and industrial	169	—	—	332	501	4,913	5,414
Residential real estate	—	—	—	—	—	14,646	14,646
Construction and land development	—	—	—	—	—	1,275	1,275
Consumer	—	—	—	—	—	52	52
Total	$169	$—	$396	$583	$1,148	$53,938	$55,086

	Age Analysis of Loans by Class as of December 31, 2011
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
CRE – owner occupied	$—	$1,040	$—	$—	$1,040	$15,297	$16,337
CRE – non-owner occupied	—	—	—	274	274	18,093	18,367
Commercial and industrial	—	—	—	336	336	5,245	5,581
Residential real estate	139	170	—	—	309	13,699	14,008
Construction and land development	—	—	—	—	—	1,307	1,307
Consumer	—	—	—	—	—	45	45
Total	$139	$1,210	$—	$610	$1,959	$53,686	$55,645

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

As of March 31, 2012, and based on the most recent analysis performed during the month of March 2012, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of March 31, 2012
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$13,512	$1,759	$1,521	$—	$16,792
CRE – non-owner occupied	15,549	1,107	251	—	16,907
Commercial and industrial	4,825	169	331	89	5,414
Residential real estate	13,989	—	657	—	14,646
Construction and land development	395	—	880	—	1,275
Consumer	52	—	—	—	52
Total	$48,322	$3,035	$3,640	$89	$55,086

As of December 31, 2011, and based on the most recent analysis performed during the month of December 2011, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of December 31, 2011
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$14,068	$1,135	$1,134	$—	$16,337
CRE – non-owner occupied	15,395	1,796	1,176	—	18,367
Commercial and industrial	5,021	—	560	—	5,581
Residential real estate	13,344	—	664	—	14,008
Construction and land development	232	—	1,075	—	1,307
Consumer	45	—	—	—	45
Total	$48,105	$2,931	$4,609	$—	$55,645

NOTE 6 — BANK-OWNED LIFE INSURANCE

During the first quarter of 2012, the Company invested $2.0 million in bank-owned life insurance on certain key employees.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.  Increases in the cash surrender value are recognized as other noninterest income.

NOTE 7 — DEPOSITS

Deposits are summarized as follows:

($ in thousands)	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$3,217	3%	$3,550	3%
Interest-bearing demand	8,724	7	9,355	8
Money market accounts	10,151	8	9,781	8
Savings accounts	47,352	40	49,073	41
Time deposits, less than $100,000	4,640	4	5,193	4
Time deposits, $100,000 or more	45,048	38	42,032	36
Total deposits	$119,132	100%	$118,984	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balance of related party deposits at both March 31, 2012 and December 31, 2011 was approximately $4.3 million.

NOTE 8 — STOCK-BASED COMPENSATION

Under the terms of the Company’s Stock Incentive Plan, (the “Plan”), employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved approximately 510,700 shares of common stock for issuance under the Plan.  Of that, approximately 479,000 are issued and outstanding , leaving approximately 31,000 available for future grants as of March 31, 2012.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $13,000 and $61,000 during the three months ended March 31, 2012 and 2011, respectively.  No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 43,750 options during the first quarter 2012 as incentive compensation to employees and 45,000 nonqualified stock options to Directors.

During the three months ended March 31, 2012, 3,750 options were forfeited and 6,042 vested options expired unexercised.  During the first quarter 2011, 14,020 options were forfeited and no vested options expired unexercised.  No options were exercised during the three months ended March 31, 2012 or 2011.  The Company recognized expense for approximately 4,500 options, representing a pro-rata amount of the options earned during the first quarter of 2012 that are expected to vest.  As of March 31, 2012, there was approximately $107,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.9 years.

The following is a summary of the Company’s outstanding stock options and related activity for the three months ended March 31, 2012:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2011	400,312	$1.93	$7.62
Granted	88,750	0.62	3.17
Exercised	—	—	—
Forfeited	(3,750)	0.55	3.00
Expired	(6,042)	1.83	8.14
Outstanding at March 31, 2012	479,270	$1.70	$6.85

The following is a summary of the Company’s outstanding stock options and related activity for the three months ended March 31, 2011:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2010	367,790	$2.43	$8.31
Granted	41,000	0.64	3.00
Exercised	—	—	—
Forfeited	(14,020)	2.29	8.90
Expired	—	—	—
Outstanding at March 31, 2011	394,770	$2.33	$8.89

NOTE 9 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

($ in thousands)	Three Months Ended March 31,		Increase/
Other general and administrative expenses:	2012	2011	(Decrease)
Data processing	$74	$78	$(4)
FDIC assessment	47	79	(32)
Regulatory and reporting fees	33	34	(1)
OREO expense	22	7	15
Loan and collection expenses	31	13	18
Directors’ fees	20	24	(4)
Marketing and promotions	19	16	3
Telephone/communication	12	12	—
Travel and entertainment	12	10	2
Printing, stationery and supplies	6	7	(1)
Dues and memberships	5	6	(1)
Franchise taxes	2	4	(2)
Insurance	12	6	6
ATM and debit card fees	4	4	—
Postage and shipping	3	4	(1)
Training and education	3	4	(1)
Miscellaneous	3	4	(1)
Total	$308	$312	$(4)

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

At March 31, 2012 and December 31, 2011, $5.5 million and $6.3 million, respectively, in unfunded commitments were outstanding whose contract amounts represent credit risk.

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

NOTE 11 — FAIR VALUE

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of March 31, 2012 and December 31, 2011, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans or the present value of expected cash flows and is classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be adjusted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business. Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other real estate owned is valued at the time the loan is foreclosed upon and the asset is transferred to other real estate owned. The value is based primarily on third party appraisals, less costs to sell. The appraisals may be adjusted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business.  Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least an annual basis for additional impairment and adjusted accordingly.

Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2012
Investment securities, available-for-sale:
Corporate	$—	$14,741	$—	$14,741
State and municipal	—	11,190	—	11,190
Residential agency MBS	—	58,567	—	58,567
Total	$—	$84,498	$—	$84,498
Assets at December 31, 2011
Investment securities, available-for-sale:
Corporate	$—	$14,818	$—	$14,818
State and municipal	—	3,885	—	3,885
Residential agency MBS	—	64,492	—	64,492
Total	$—	$83,195	$—	$83,195

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis
Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2012
Impaired loans (Financial)	$—	$—	$718	$718
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989
Assets at December 31, 2011
Impaired loans (Financial)	$—	$—	$311	$311
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989

Impaired loans, which are measured for impairment using either the fair value of collateral or present value of expected cash flows, had carrying amounts at March 31, 2012 totaling $979,000 after partial charge-offs of $220,000, which were recorded in 2011.  In addition, these loans have specific valuation allowances of $55,000 at March 31, 2012 and $37,000 of estimated selling costs which reduced the carrying value.  Of the $979,000 of impaired loans at March 31, 2012, $736,000 were carried at fair value adjusted for the aforementioned charge-offs, estimated selling costs and specific valuation allowance.  The remaining $243,000 was carried at cost at March 31, 2012, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

Impaired loans at December 31, 2011 had carrying amounts totaling $610,000 after partial charge-offs of $220,000.  These impaired loans had no specific valuation allowance at December 31, 2011.  In addition, impaired loans had $37,000 of estimated selling costs which reduced the carrying value.  Of the $610,000 of impaired loans at December 31, 2011, $274,000 were carried at fair value adjusted for the aforementioned charge-offs, estimated selling costs and specific valuation allowance.  The remaining $336,000 were carried at cost at December 31, 2011, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect further decline in fair value since the time the appraisal analysis was completed, if warranted.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.  OREO had a carrying amount of $1.8 million at both March 31, 2012 and December 31, 2011, based on the current appraisals less reasonable costs to sell of approximately $253,000 for the Company’s two OREO properties.  This value included partial charge-offs of $40,000 which were recorded during 2011.

The following table provides information describing the valuation process used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

Asset Type	Valuation Method	Unobservable Inputs	Range
Impaired Loans	Property appraisals	Management discount for property type and/or recent market volatility	0% - 20% discount

	Discounted cash flow	Estimated loss probability based on management’s knowledge of client or client’s business	0% - 50% discount

OREO	Property appraisals	Management discount for property type, recent market volatility, and/or management’s knowledge of client or client’s business	0% - 20% discount

Fair Value of Financial Instruments

Disclosure of fair value information about financial instruments, whether or not recognized in the consolidated balance sheets, for which it is practicable to estimate such value is required by U.S. GAAP. Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. Because no market value exists for a significant portion of the financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature, involve uncertainties and matters of judgment, and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value information is not required to be disclosed for certain financial instruments and all nonfinancial instruments.  Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the financial instruments held by the Company.  Fair value estimates are based on financial instruments both on and off the balance sheet without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Additionally, tax consequences related to the realization of the unrealized gains and losses can have a potential effect on fair value estimates and have not been considered in many of the estimates.

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

Bank-owned life insurance:  The carrying amount of bank-owned life insurance is based on the cash surrender value of the policies which is a reasonable estimate of fair value.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at March 31, 2012
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$729	$729	$—	$—	$729
Interest-bearing deposits with banks	357	—	357	—	357
Investment securities	84,498	—	84,498	—	84,498
Loans, net	54,010	—	—	54,196	54,196
FHLB and FRB stocks	1,148	—	—	NA	NA
Bank-owned life insurance	2,008	—	—	2,008	2,008
Accrued interest receivable	666	—	503	163	666

Financial Liabilities:
Deposits, demand, savings and money market	$69,444	$—	$69,444	$—	$69,444
Time deposits	49,688	—	50,473	—	50,473
Securities sold under agreements to repurchase	253	—	253	—	253
Federal funds purchased	410	410	—	—	410
FHLB advances	6,500	—	6,693	—	6,693
Accrued interest payable	62	—	62	—	62

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2011
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,800	$1,800	$—	$—	$1,800
Interest-bearing deposits with banks	1,357	—	1,357	—	1,357
Investment securities	83,195	—	83,195	—	83,195
Loans, net	54,501	—	—	54,788	54,788
FHLB and FRB stocks	1,134	—	—	NA	NA
Accrued interest receivable	584	—	423	161	584

Financial Liabilities:
Deposits, demand, savings and money market	$71,759	$—	$71,759	$—	$71,759
Time deposits	47,225	—	47,917	—	47,917
Securities sold under agreements to repurchase	253	—	253	—	253
FHLB advances	6,500	—	6,692	—	6,692
Accrued interest payable	56	—	56		56

NOTE 12 – LEGAL CONTINGENCIES

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

NOTE 13 – CONSENT ORDER

On December 16, 2010, pursuant to a Stipulation and Consent to the Issuance of a Consent Order, Solera National Bank consented and agreed to the issuance of an Amended Consent Order (the “Consent Order”) by the Office of the Comptroller of the Currency (OCC). The Consent Order replaced and superseded the consent order entered into on March 18, 2010 by the Bank.  The provisions of the Consent Order shall remain effective and enforceable, except to the extent that, and until such time as, any provisions of the Consent Order have been amended, suspended, waived, or terminated in writing by the OCC.  The Consent Order is based on the findings of the OCC during an examination that began on September 6, 2010 and requires the Bank to submit written plans within certain timeframes to address the following items, among others: compliance with the Bank Secrecy Act, revisions to the Bank’s loan policy and procedures, weaknesses in the Bank’s credit risk management and underwriting, and credit risk associated with the Bank’s Home Equity Line of Credit portfolio.  For a complete description of the items in the Stipulation and Consent Order please see Exhibits 10.16 and 10.17 to our Annual Report on Form 10-K, filed with the SEC on March 27, 2012.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of March 31, 2012 and results of operations for the three months ended March 31, 2012 and 2011.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Earnings are derived primarily from net interest income, which is interest income less interest expense, and noninterest income earned from gains on sales of investment securities, increased cash surrender value on bank-owned life insurance policies, and banking service fees, offset by noninterest expense and provision for loan losses. As the majority of assets are interest-earning and liabilities are interest-bearing, changes in interest rates impact net interest margin.  We manage interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on operating results.

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

Comparative Results of Operations for the Three Months Ended March 31, 2012 and 2011

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended March 31, 2012 compared to the financial condition and results of operations for the three months ended March 31, 2011.

Net loss for the quarter ended March 31, 2012 was $39,000, or ($0.02) per share, compared with net loss of $183,000, or ($0.07) per share, for the first quarter of 2011.  The $144,000 favorable variance in the first quarter 2012 compared to the first quarter 2011 was primarily the result of the following:  1) a $116,000 favorable variance in realized gains on available-for-sale securities, 2) a $138,000 favorable variance in salaries and employee benefits, partially offset by 3) a $108,000 unfavorable variance in net interest income after provision for loan and lease losses.  These variances are explained in more detail in the ensuing discussion.

As of March 31, 2012, the Company had total assets of $146.2 million, an increase of $808,000, or 0.6%, from December 31, 2011.  Net loans decreased 0.9%, from $54.5 million at December 31, 2011 to $54.0 million at March 31, 2012.  Similarly, the Company’s total deposits remained relatively unchanged growing 0.1% to $119.1 million as of March 31, 2012.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

Table 1
($ in thousands)	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$54,541	$788	5.81%	$58,181	$824	5.74%
Investment securities**	83,555	503	2.42	73,940	673	3.69
FHLB and FRB stocks	1,139	8	2.86	1,158	9	3.13
Federal funds sold	623	—	0.23	610	—	0.22
Interest-bearing deposits with banks	412	2	1.97	399	1	0.58
Total interest-earning assets	140,270	$1,301	3.73%	134,288	$1,507	4.55%
Noninterest-earning assets	4,335			3,151
Total assets	$144,605			$137,439

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$58,660	$111	0.76%	$60,290	$179	1.20%
Interest-bearing checking accounts	8,969	19	0.87	11,425	33	1.19
Time deposits	47,195	170	1.45	37,937	157	1.68
Securities sold under agreements to repurchase and federal funds purchased	509	1	0.78	600	2	1.13
FHLB advances	6,500	31	1.90	6,431	57	3.62
Other borrowings	26	—	8.89	71	2	9.55
Total interest-bearing liabilities	121,859	$332	1.10%	116,754	$430	1.49%
Noninterest-bearing checking accounts	3,219			2,304
Noninterest-bearing liabilities	452			339
Stockholders' equity	19,075			18,042
Total liabilities and stockholders' equity	$144,605			$137,439

Net interest income		$969			$1,077

Net interest spread		2.63%			3.06%

Net interest margin		2.78%			3.25%
______________
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

Table 2
($ in thousands)	Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$(36)	$9	$(45)
Investment securities	(170)	(273)	103
FHLB and FRB stocks	(1)	(1)	—
Federal funds sold	—	—	—
Interest-bearing deposits with banks	1	1	—
Total interest income	$(206)	$(264)	$58

Interest expense:
Money market and savings deposits	$(68)	$(63)	$(5)
Interest-bearing checking accounts	(14)	(8)	(6)
Time deposits	13	(17)	30
Securities sold under agreements to repurchase and federal funds purchased	(1)	2	(3)
F HLB advances	(26)	(26)	—
Other borrowings	(2)	—	(2)
Total interest expense	$(98)	$(112)	$14

Net interest income	$(108)	$(152)	$44

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

For the three months ended March 31, 2012, the Company’s net interest income decreased $108,000, or 10%, compared to the three months ended March 31, 2011.  The Company experienced a 47 basis point decrease in net interest margin declining from 3.25% for the first quarter 2011 to 2.78% for the first quarter 2012.  The decrease was primarily due to the rate on interest-bearing assets declining by more than the rate on interest-bearing liabilities, combined with an unfavorable shift in volume from higher-yielding loans to lower-yielding investment securities.

Most notable was the unfavorable decrease in yield on the Company’s investment securities, down 127 basis points from the prior year which was primarily attributable to the sale of longer-maturity, higher-yielding investments, along with principal payments received on mortgage-backed securities, which were reinvested in bonds that are earning at historically low rates.  This unfavorable decrease in rate was partially offset by a favorable decrease in the cost of interest-bearing liabilities, which declined 39 basis points from the comparable period in the prior year.  Contributing most significantly to the decline in interest-bearing liability costs was the $68,000 decrease in interest expense related to money market and saving deposits which is a direct result of management’s efforts to re-price many of its deposit products from higher promotional rates to lower, yet still competitive, rates following general market interest rate declines. Additionally, the Company realized a $26,000 favorable decrease on the cost of FHLB advances due to the restructuring of $3.5 million in fixed-rate advances during the fourth quarter 2011 that reduced the effective interest rate from 4.37% to 2.14% and extended the average maturity of those borrowings.

The combination of the aforementioned factors resulted in further compression in the Company’s net interest spread (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) which declined 43 basis points from 3.06% for the quarter ended March 31, 2011 to 2.63% for the quarter ended March 31, 2012.

Provision for Loan Losses

We determine a provision for loan losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned “Financial Condition, Allowance for Loan and Lease Losses.”

During the first quarter of 2012, we did not recognize any provision for loan losses reflecting minimal change in the size of the Bank’s loan portfolio and what we believe to be stabilizing asset quality.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the quarter ended March 31, 2012 was $138,000, an increase of $122,000 from $16,000 for the first quarter 2011.  The Company sold securities for gains of $114,000 during the first quarter 2012.  This compared to net gains on the sale of investment securities of $65,000 during the first quarter 2011 offset by $67,000 of other-than-temporary impairment recognized on five securities which the Company did not have the intent to hold until recovery of value.   Gains on the sale of securities are not part of the Bank’s expected ongoing operations and should not be considered recurring.  Additionally, the Company recognized $9,000 of other income during the first quarter 2012, compared to $0 during the first quarter 2011 primarily due to increases in the cash surrender value of bank-owned life insurance which the Company purchased during the first quarter 2012.

Service charges on deposits remained relatively unchanged from first quarter 2011 decreasing $3,000 during first quarter 2012.

Noninterest Expense

Our total noninterest expense for the quarter ended March 31, 2012 was $1.1 million, a decrease of $130,000, or 10%, from the quarter ended March 31, 2011.  The variance was due to a decrease in salaries and employee benefits of $138,000, or 20%, primarily from $88,000 in severance incurred during the first quarter 2011 to the Bank’s former executive vice president and chief lending officer, along with a reduction of $48,000 in stock option expense during the first quarter 2012.

Occupancy expense remained constant quarter-over-quarter decreasing only $6,000, or 5%, primarily due to a lease extension that was negotiated at reduced rates.

Professional fees increased $18,000, or 14%, quarter-over-quarter primarily due to an increase in costs associated with internal audits, which is the result of changes in the timing of these reviews which historically have not occurred during the first quarter.

Other general and administrative expenses remained relatively unchanged from the first quarter 2011 decreasing $4,000 or 1%, quarter-over-quarter, as detailed in the following table:

($ in thousands)	Three Months Ended March 31,		Increase/
Other general and administrative expenses:	2012	2011	(Decrease)
Data processing	$74	$78	$(4)
FDIC assessment	47	79	(32)
Regulatory and reporting fees	33	34	(1)
OREO expense	22	7	15
Loan and collection expenses	31	13	18
Directors’ fees	20	24	(4)
Marketing and promotions	19	16	3
Telephone/communication	12	12	—
Travel and entertainment	12	10	2
Printing, stationery and supplies	6	7	(1)
Dues and memberships	5	6	(1)
Franchise taxes	2	4	(2)
Insurance	12	6	6
ATM and debit card fees	4	4	—
Postage and shipping	3	4	(1)
Training and education	3	4	(1)
Miscellaneous	3	4	(1)
Total	$308	$312	$(4)

The most significant changes included a $32,000 decrease in FDIC assessments due primarily to a change in the assessment methodology which, beginning in the second quarter 2011, moved from being based on total deposit liabilities to being based on average consolidated total assets which resulted in a favorable shift for the Company.  This cost savings was partially offset by a $15,000 increase in OREO expenses related to the Company’s increase in OREO.  We expect this trend to continue to impact our 2012 operating results as we incur costs such as taxes, insurance, operating, repair, etcetera on these properties.  Similarly, the $18,000 increase in loan and collection expense was primarily related to increased workout costs associated with problem loans.  Finally, the Company experienced a $6,000 increase in insurance costs directly related to increased insurance coverage obtained during the third quarter 2011.  As reflected in the table above, all other costs remained consistent with the first quarter 2011.

Income Taxes

No federal or state tax expense has been recorded for the three months ended March 31, 2012 and 2011, based upon significant operating loss carry-forwards that can be used to offset approximately $3.4 million of taxable income for federal tax purposes.  Since it is uncertain that the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at March 31, 2012 and December 31, 2011 is $0.

Financial Condition

At March 31, 2012, the Company had total assets of $146.2 million, an $808,000 increase from $145.4 million in total assets at December 31, 2011.  As of March 31, 2012, stockholders’ equity was $19.4 million a $410,000 increase over $19.0 million at December 31, 2011.  The increase was primarily due to the $436,000 of other comprehensive income related to changes in the fair value of available-for-sale securities in addition to $13,000 of stock-based compensation expense related to the Company’s stock incentive plan and offset by the $39,000 loss for the three months ended March 31, 2012.

Key Ratios
Ratio:	March 31, 2012	December 31, 2011
Return on Average Assets	(0.03)%	0.17%
Return on Average Equity	(0.20)%	1.29%
Average Equity to Average Assets	13.19%	13.39%

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At March 31, 2012, the Bank had a total of $1.1 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $500,000 in Federal Reserve Bank stock and $648,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of March 31, 2012, the Federal Reserve Bank stock was yielding an average rate of 6.0% and the FHLB stock was yielding an average rate of 0.7%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy approved by our Board of Directors.

At March 31, 2012, Solera National Bank’s securities consisted of available-for-sale securities of $84.5 million.  The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at March 31, 2012 and December 31, 2011:

	At March 31, 2012
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
Securities available-for-sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Corporate	$—	— %	$5,326	3.35%	$9,415	3.99%	$—	— %
State and municipal	—	—	1,796	4.33	7,672	3.71	1,722	2.93
Residential agency MBS	—	—	—		3,459	2.80	55,108	2.16
Total	$—	— %	$7,122	3.59%	$20,546	3.69%	$56,830	2.19%

	At December 31, 2011
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
Securities available-for-sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Corporate	$—	— %	$6,794	3.39%	$8,024	4.14%	$—	— %
State and municipal	—	—	1,789	4.33	2,096	4.39	—	—
Residential agency MBS	—	—	—	—	3,600	2.86	60,892	2.00
Total	$—	— %	$8,583	3.59%	$13,720	3.84%	$60,892	2.00%

Loan Portfolio

The following table presents the composition of our loan portfolio by category as of the dates indicated:

($ in thousands)	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Commercial real estate	$37,265	68%	$37,862	68%
Commercial and industrial	5,790	11	5,971	11
Residential real estate	10,704	19	10,460	19
Construction and land development	1,275	2	1,307	2
Consumer	52	—	45	—
GROSS LOANS	55,086	100%	55,645	100%
Deferred loan expenses / (fees), net	1		(77)
Allowance for loan and lease losses	(1,077)		(1,067)
LOANS, NET	$54,010		$54,501

As of March 31, 2012, net loans were $54.0 million, relatively unchanged from $54.5 million at December 31, 2011.  Net loans were 37% of total assets at both March 31, 2012 and December 31, 2011.  The Bank closed approximately $1.3 million in new originations during the quarter which was offset by approximately $1.8 million in loan pay downs, primarily the result of intense competition for strong loan customers.

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

The following tables set forth information at March 31, 2012 and December 31, 2011, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

($ in thousands)	March 31, 2012
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$1,909	$12,220	$22,636	$500	$37,265
Commercial and industrial	2,710	3,078	2	—	5,790
Residential real estate	—	2,478	1,193	7,033	10,704
Construction and land development	1,124	151	—	—	1,275
Consumer	20	22	—	10	52
Gross Loans Receivable	$5,763	$17,949	$23,831	$7,543	$55,086

($ in thousands)	December 31, 2011
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$805	$13,064	$23,993	$—	$37,862
Commercial and industrial	2,422	2,787	762	—	5,971
Residential real estate	—	2,461	1,200	6,799	10,460
Construction and land development	1,150	157	—	—	1,307
Consumer	11	24	—	10	45
Gross Loans Receivable	$4,388	$18,493	$25,955	$6,809	$55,645

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets. As of March 31, 2012, there were $2.8 million in nonperforming assets.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	March 31, 2012	December 31, 2011
Nonaccrual loans and leases	$583	$610
Other impaired loans	396	—
Total nonperforming loans	979	610
Other real estate owned	1,776	1,776
Total nonperforming assets	$2,755	$2,386

Nonperforming loans	$979	$610
Allocated allowance for loan and lease losses to nonperforming loans	55	—
Net investment in nonperforming loans	$924	$610

Accruing loans past due 90 days or more	$396	$—
Loans past due 30-89 days	$169	$1,349 (1)

Loans charged-off, year-to-date	$3	$276
Recoveries, year-to-date	(13)	(13)
Net charge-offs, year-to-date	$(10)	$263
Allowance for loan and lease losses	$1,077	$1,067

Allowance for loan and lease losses to loans, net of deferred fees/expenses	1.96%	1.92%
Allowance for loan and lease losses to nonaccrual loans	185.73%	174.92%
Allowance for loan and lease losses to nonperforming loans	110.01%	174.92%
Nonaccrual loans to loans, net of deferred fees/expenses	1.06%	1.10%
Loans 30-89 days past due to loans, net of deferred fees/expenses	0.31%	2.43%
Nonperforming assets to total assets	1.88%	1.64%

(1) The $1.3 million of past due loans at December 31, 2011 were brought current as of January 10, 2012.

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off.  At March 31, 2012, Solera National Bank had substandard loans totaling $3.6 million, a doubtful loan totaling $89,000, and no loans classified as loss.  Of the $3.6 million in substandard loans, only $494,000 was 30 days or more past due.  As of December 31, 2011, the Bank had $4.6 million classified as substandard and no loans classified as doubtful or loss.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.1 million, or 1.96% of outstanding principal as of March 31, 2012.  We did not recognize any provision for loan and lease losses during the first quarter of 2012 or 2011 reflecting stabilizing asset quality and minimal change in the size of the Bank’s loan portfolio.

The following table sets forth the allowance for loan and lease losses activity for the first quarter 2012 and 2011:

($ in thousands)	March 31, 2012	March 31, 2011
Balance at beginning of period	$1,067	$1,175
Provision charged to expense	—	—
Loans charged-off:
Commercial real estate	—	—
Commercial and industrial	—	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	(3)	—
Total loans charged-off	(3)	—
Recoveries on loans previously charged-off:
Commercial real estate	13	—
Commercial and industrial	—	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	—	—
Total recoveries	13	—
Balance at end of period	$1,077	$1,175

Net charge-offs to average gross loans	—%	—%

Credit and loan decisions are made by management and the Board of Directors in conformity with loan policies established by the Board of Directors. Solera National Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss, or other reasons.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $5.5 million and $6.3 million as of March 31, 2012 and December 31, 2011, respectively.

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

Borrowings

As of March 31, 2012, the Bank had $6.5 million in fixed-rate borrowings from the Federal Home Loan Bank of Topeka (FHLB) with varying maturity dates between June 2014 and November 2017 and a weighted-average effective interest rate of 1.90%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $9.1 million with various correspondent banks.  Additionally, the Bank has access to the Federal Discount window.  As of March 31, 2012, the Company had $410,000 outstanding on these lines.

Loan Commitments

At March 31, 2012, the Company had $5.5 million in outstanding loan origination commitments.  Management believes Solera National Bank has sufficient funds available to meet current origination and other lending commitments.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the federal banking regulatory agencies are applicable to Solera National Bank. Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Under the regulations, assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items. Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.0%, Tier 1 capital to risk-weighted assets of 4.0%, and Tier 1 capital to total average assets of 4.0%.  Failure to meet these capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on Solera National Bank’s financial statements.

In December 2010, the OCC established minimum capital ratios on the Bank which require Tier 1 capital to average assets of 9.0% and total risk-based capital to risk-weighted assets of 12.0%.  As of March 31, 2012, the Bank’s ratios are substantially over these revised thresholds. A well-capitalized institution must maintain a minimum ratio of total capital to risk-weighted assets of at least 10.0%, a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, and a minimum ratio of Tier 1 capital to total average assets of at least 5.0% and must not be subject to any written order, agreement, or directive requiring it to meet or maintain a specific capital level.

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at March 31, 2012:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1
Actual regulatory capital	$16,197	$17,268	$16,197
Well-capitalized requirement	5,140	8,566	7,233
Excess regulatory capital	$11,057	$8,702	$8,964
Capital ratios	18.9%	20.2%	11.2%
Minimum capital requirement	4.0%	8.0%	4.0%
Individual minimum capital requirement1	NA	12.0%	9.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

1 In December 2010, the OCC established these minimum capital ratios for the Bank.

Liquidity

The primary source of liquidity for the Company is dividends paid by Solera National Bank.  However, Solera National Bank is currently restricted from paying dividends until we have received prior written determination of no supervisory objection from the Assistant Deputy Comptroller of the Western Division of the OCC.

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

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Company to service its depositors’ needs.  As of March 31, 2012 and December 31, 2011, the Bank had $10.2 million and $11.8 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity. Solera National Bank does not intend to aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available.  As of March 31, 2012, the loan to deposit ratio was only 46%, a slight decrease from 47% at December 31, 2011.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $52.0 million of available funding as of March 31, 2012, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.1 million with three correspondent banks.  These lines either expire during 2012, or can be terminated at any time; however, it is not anticipated that these lines will be terminated and the Bank expects to be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis.

The Company had cash and cash equivalents of $729,000, or 0.5% of total assets, at March 31, 2012.  Additionally, the Company had $84.5 million in available-for-sale investment securities, or 58% of total assets, at March 31, 2012.  Management believes Solera National Bank will have adequate liquidity to meet anticipated future funding needs.

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

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Please see the exhibit index following the signature page of this Report.

SOLERA NATIONAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Dated: May 14, 2012	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 14, 2012	/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase document

(*)	Filed herewith.

(**)
Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.