Form 10-Q
period 2012-06-30
Solera National Bancorp, Inc.
filed 2012-08-09
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 8, 2012, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

●	management of Solera National Bank may be unable to limit credit risk associated with our loan portfolio, which would affect the Company’s profitability;

●	general economic conditions in the U.S. and within our market area may be less favorable than expected, causing an adverse impact on our financial performance;

●	the Company is subject to extensive regulatory oversight, which could restrain our growth and profitability;

●	interest rate volatility could adversely impact our business;

●	the Company may not be able to raise additional capital on terms favorable to us;

●	the Company continues to hold other real estate owned which may be vulnerable to declines in real estate values;

●	the recently proposed Basel capital standards may negatively impact our capital ratios, profitability and ability to lend;

●	the liquidity of our common stock is affected by its limited trading market; and

●	the Company faces competition from a variety of competitors.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2011 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and we cannot predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

Solera National Bancorp, Inc.

Balance Sheets as of June 30, 2012 and December 31, 2011
(unaudited)

($ in thousands, except share data)	June 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$849	$1,800
Interest-bearing deposits with banks	357	1,357
Investment securities, available-for-sale	89,141	83,195
Gross loans	58,537	55,645
Net deferred expenses/(fees)	94	(77)
Allowance for loan and lease losses	(1,009)	(1,067)
Net loans	57,622	54,501
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,164	1,134
Bank-owned life insurance	2,027	-
Other real estate owned	1,776	1,776
Premises and equipment, net	550	599
Accrued interest receivable	718	584
Other assets	348	420
Total assets	$154,552	$145,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$3,312	$3,550
Interest-bearing demand	8,950	9,355
Savings and money market	56,740	58,854
Time deposits	56,199	47,225
Total deposits	125,201	118,984

Securities sold under agreements to repurchase and federal funds purchased	814	253
Accrued interest payable	63	56
Accounts payable and other liabilities	336	534
FHLB advances	8,500	6,500
Total liabilities	$134,914	$126,327

COMMITMENTS AND CONTINGENCIES (see Notes 10 and 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding	$26	$26
Additional paid-in capital	26,172	26,146
Accumulated deficit	(7,546)	(7,640)
Accumulated other comprehensive income	986	507
Total stockholders’ equity	$19,638	$19,039
Total liabilities and stockholders’ equity	$154,552	$145,366

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Operations and Comprehensive Income (Loss) for
the Three and Six Months Ended June 30, 2012 and 2011
(unaudited)

($ in thousands, except share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$787	$847	$1,575	$1,671
Interest on investment securities	540	646	1,043	1,319
Dividends on FHLB and FRB stocks	10	8	18	17
Other interest income	3	2	5	3
Total interest income	1,340	1,503	2,641	3,010
INTEREST EXPENSE:
Deposits	279	354	579	723
FHLB advances	33	49	64	106
Other borrowings	2	3	3	7
Total interest expense	314	406	646	836
NET INTEREST INCOME BEFORE PROVISION	1,026	1,097	1,995	2,174
Provision for loan and lease losses	-	120	-	120
NET INTEREST INCOME AFTER PROVISION	1,026	977	1,995	2,054
NONINTEREST INCOME:
Service charges and fees	19	18	34	35
Other income	20	1	29	2
Gain on loans sold	25	-	25	-
Gain on sale of available-for-sale securities	166	225	280	223
Total noninterest income	230	244	368	260
NONINTEREST EXPENSE:
Salaries and employee benefits	587	612	1,154	1,317
Occupancy	120	127	247	260
Professional fees	78	99	222	225
Other general and administrative	338	283	646	595
Total noninterest expense	1,123	1,121	2,269	2,397
INCOME (LOSS) BEFORE INCOME TAXES	133	100	94	(83)
Provision for income taxes	-	-	-	-
NET INCOME (LOSS)	$133	$100	$94	$(83)

OTHER COMPREHENSIVE INCOME, NET OF TAX:
Change in net unrealized gains on securities	209	1,023	759	1,096
Less: Reclassification adjustment for net gains included in net income (loss)	(166)	(225)	(280)	(223)
OTHER COMPREHENSIVE INCOME	$43	$798	$479	$873

COMPREHENSIVE INCOME	$176	$898	$573	$790

NET INCOME (LOSS) AVAILABLE TO COMMON STOCKHOLDERS	$133	$100	$94	$(83)

INCOME (LOSS) PER COMMON SHARE
Basic	$0.05	$0.04	$0.04	$(0.03)
Weighted-average common shares outstanding - basic	2,553,671	2,553,671	2,553,671	2,553,671
Diluted	$0.05	$0.04	$0.04	$(0.03)
Weighted-average common shares outstanding - diluted	2,558,283	2,553,671	2,558,283	2,553,671

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for
the Six Months Ended June 30, 2012 and 2011
(unaudited)

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	2,553,671	$26	$25,980	$(7,882)	$201	$18,325
Stock-based compensation	-	-	115	-	-	115
Comprehensive income:
Net loss	-	-	-	(83)	-	(83)
Other comprehensive income	-	-	-	-	873	873
Total comprehensive income						790
Balance at June 30, 2011	2,553,671	$26	$26,095	$(7,965)	$1,074	$19,230

Balance at December 31, 2011	2,553,671	$26	$26,146	$(7,640)	$507	$19,039
Stock-based compensation	-	-	26	-	-	26
Comprehensive income:
Net income	-	-	-	94	-	94
Other comprehensive income	-	-	-	-	479	479
Total comprehensive income						573
Balance at June 30, 2012	2,553,671	$26	$26,172	$(7,546)	$986	$19,638

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the
Six Months Ended June 30, 2012 and 2011
(unaudited)

	For the Six Months
	Ended June 30,
($ in thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$94	$(83)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	61	76
Provision for loan and lease losses	-	120
Net accretion of deferred loan fees/expenses	(6)	(12)
Net amortization of premiums on investment securities	728	308
Gain on sale of available-for-sale investment securities	(280)	(223)
Federal Home Loan Bank stock dividend	(2)	(2)
Recognition of stock-based compensation on stock options	26	115
Increase in bank-owned life insurance cash surrender value	(27)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(134)	116
Other assets	72	41
Prepaid FDIC premiums	-	111
Accrued interest payable	7	(27)
Accounts payable and other liabilities	(174)	-
Deferred loan fees/expenses, net	(165)	(8)
Net cash provided by operating activities	$200	$532

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(32,369)	$(27,307)
Proceeds from sales of investment securities, available-for-sale	19,444	25,058
Proceeds from maturities/calls/pay downs of investment securities, available-for-sale	7,010	5,060
Loan originations funded, net	(2,950)	(58)
(Purchase) / redemption of Federal Reserve Bank stock	(28)	53
Purchase of bank-owned life insurance	(2,000)	-
Purchase of premises and equipment	(12)	(2)
Proceeds from sale of foreclosed properties	-	1,838
Purchase of interest-bearing deposits with banks	-	(1,000)
Maturity of interest-bearing deposits with banks	1,000	160
Net cash (used in) / provided by investing activities	$(9,905)	$3,802

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$6,217	$2,538
Net increase in securities sold under agreements to repurchase and federal funds purchased	561	137
Increase / (decrease) in FHLB advances	2,000	(3,500)
Principal payments on capital lease	(24)	(22)
Net cash provided by / (used in) financing activities	$8,754	$(847)

Net (decrease) / increase in cash and cash equivalents	$(951)	$3,487

CASH AND CASH EQUIVALENTS
Beginning of period	1,800	936
End of period	$849	$4,423
(continued)

Solera National Bancorp, Inc.

Statements of Cash Flows for the
Six Months Ended June 30, 2012 and 2011, (continued)
(unaudited)

	For the Six Months Ended June 30,
($ in thousands)	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$639	$863
Income taxes paid	$-	$-
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$479	$873

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ORGANIZATION

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

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2012, and the results of its operations for the three and six months ended June 30, 2012 and 2011.  Cash flows are presented for the six months ended June 30, 2012 and 2011.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation.  These reclassifications had no impact on stockholders’ equity or net income (loss) for the periods.  Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The second component of the allowance for loan and lease losses represents contingent losses – the estimated probable losses inherent within the portfolio due to uncertainties.  To determine this component, management calculates a weighted-average loss rate based on actual loss rates over the last two to three years for all banks in Colorado and for similarly-sized commercial banks with two or fewer locations in a metropolitan area.  Management then adjusts the loss rate for environmental factors which include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the levels and trends in non-performing and past due loans; and 4) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non-real estate secured loans include general economic conditions as well as interest rate changes.  Classified and criticized loans, which are closely monitored by management, are taken out of their original category for calculating their contingent loss rate and are assigned a loss rate ranging between 2.50% and 17.50% of the loan’s principal balance.  The aggregate of above described segments represents the contingent losses in the portfolio.

The recorded allowance for loan and lease losses is the aggregate of the impaired loan and lease component and the contingent loss component.  We aggregate our loans into portfolio segments including:  Commercial Real Estate Secured; Residential Real Estate Secured; Commercial and Industrial; and Consumer.  These segments are based upon the loan’s categorization in the Consolidated Report of Condition and Income, as set forth by banking regulators, (the “Call Report”).  Our methodology for estimating the allowance has not changed during the current or prior reporting period and is consistent across all portfolio segments and classes of loans.

At June 30, 2012, the Company had an allowance for loan and lease losses of $1.0 million.  We believe that this is adequate to cover probable losses based on currently available evidence.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan and lease losses may be needed if the economy declines, asset quality deteriorates, or the loss experience changes.

Loans receivable:  Loans receivable that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding unpaid principal balances net of any deferred fees or costs, and reduced by any charge-offs and the allowance for loan and lease losses.

Credit and loan decisions are made by management and the Board of Directors’ Credit Committee in conformity with established loan policies.  The Company’s practice is to charge-off any loan or portion of a loan when the loan is determined to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss, or for other reasons.

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

Interest and fees on loans:  Interest income is recognized daily in accordance with the terms of the note based on the outstanding principal balance.  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on loans is discontinued when principal or interest is 90 days past due based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the Bank's recorded investment in the loan (the customer's balance less any partial charge-offs) is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to all interest and the Bank's recorded investment.

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

Estimation of fair value:  The estimation of fair value is significant to a number of the Company’s assets, including available-for-sale investment securities.  These are all recorded at either fair value or at the lower of cost or fair value.  Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of the yield curve.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the most advantageous market for the asset or liability in an orderly transaction between market participants.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Current accounting standards describe three levels of inputs that may be used to measure fair values:

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

Income (loss) per common share:  Basic earnings per common share is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is similar to basic earnings per share except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued.  As of June 30, 2012, there were 4,612 dilutive stock options outstanding that increased the weighted-average diluted shares outstanding.  Since the vast majority of the Company’s stock options were out of the money during 2011, there were no dilutive potential common shares at June 30, 2011.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board, (“FASB”), issued an accounting standards update intended to improve the comparability of fair value accounting and reporting requirements between United States Generally Accepted Accounting Principles (U.S. GAAP) and International Financial Reporting Standards (IFRS).  Additional disclosures required by the update are incorporated in Note 11 and include: (i) disclosure of quantitative information regarding the unobservable inputs used in any  Level 3 measurement  including an explanation of the valuation techniques used and the sensitivity to changes in the values assigned to unobservable inputs; (ii) categorization by level for the fair value of financial instruments; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity.  The amendments in the update are effective for the Company’s interim and annual reports beginning with the first quarter 2012.  The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows but did cause changes to the Company’s fair value disclosure (see Note 11).

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

During the first and second quarters of 2012, the FASB issued other accounting standards updates which may impact the banking community or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

NOTE 3 - INVESTMENTS

The amortized costs and estimated fair values of investment securities as of June 30, 2012 and December 31, 2011 are as follows:

($ in thousands)	June 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
Corporate	$16,207	$327	$(255)	$16,279
State and municipal	16,143	296	(32)	16,407
Residential agency mortgage-backed securities (“MBS”)	55,805	701	(51)	56,455
Total securities available-for-sale	$88,155	$1,324	$(338)	$89,141

($ in thousands)	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
Corporate	$15,117	$161	$(460)	$14,818
State and municipal	3,691	198	(4)	3,885
Residential agency MBS	63,880	747	(135)	64,492
Total securities available-for-sale	$82,688	$1,106	$(599)	$83,195

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2012 and December 31, 2011 are shown below.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to call or prepay obligations with or without call or prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $7.0 million in proceeds from the maturity/call/prepayment of securities during the six months ended June 30, 2012 (see our Consolidated Statements of Cash Flows on page 7) versus no dollars contractually maturing within one year as of December 31, 2011, as set forth in the table below.

($ in thousands)	June 30, 2012		December 31, 2011

Securities available-for-sale:	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$499	$519	$-	$-
Due after one year through five years	6,887	7,017	8,540	8,583
Due after five years through ten years	23,661	23,889	13,799	13,720
Due after ten years	57,108	57,716	60,349	60,892
Total securities available-for-sale	$88,155	$89,141	$82,688	$83,195

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of June 30, 2012 and December 31, 2011.

	June 30, 2012
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$2,547	$(96)	5	$4,341	$(159)	7	$6,888	$(255)	12
State and municipal	3,951	(32)	8	-	-	-	3,951	(32)	8
Residential agency MBS	9,488	(45)	11	931	(6)	1	10,419	(51)	12
Total temporarily-impaired	$15,986	$(173)	24	$5,272	$(165)	8	$21,258	$(338)	32

	December 31, 2011
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$4,033	$(180)	8	$4,220	$(280)	7	$8,253	$(460)	15
State and municipal	502	(4)	1	-	-	-	502	(4)	1
Residential agency MBS	18,266	(135)	20	-	-	-	18,266	(135)	20
Total temporarily-impaired	$22,801	$(319)	29	$4,220	$(280)	7	$27,021	$(599)	36

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of June 30, 2012, no declines were deemed to be other than temporary.  The seven corporate securities that were in a continuous loss position for 12 months or longer at June 30, 2012 fluctuated in value primarily as a result of changes in market interest rates and the widening of spreads due to an increase in the perceived risk of these bonds largely due to the problems with European banks rather than due to a material deterioration in credit quality.  Further, the amount of unrealized loss on these seven corporate bonds has improved by approximately $121,000 since December 31, 2011.  The one residential agency MBS in a continuous loss position for 12 months or longer at June 30, 2012 was primarily due to an expected acceleration in prepayment speeds given the bond’s relatively high coupon.  The Company has determined there is no credit impairment since the bond carries the implicit guarantee of the U.S. government.  Further, the Company has the intent to hold the securities in an unrealized loss position as of June 30, 2012 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above, are not other than temporarily impaired.  Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2011, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $986,000 at June 30, 2012, a 94% increase over the $507,000 net unrealized gain at December 31, 2011.

Sales of available-for-sale securities were as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Proceeds	$11,961	$13,708	$19,444	$25,058
Gross gains	$166	$206	$280	$352
Gross losses	$-	$(48)	$-	$(129)

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

Securities with carrying values of $24.0 million at June 30, 2012 and $20.4 million at December 31, 2011, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 - LOANS

The following table sets forth the composition of the loan portfolio according to the loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to its underlying collateral:

($ in thousands)	June 30, 2012	December 31, 2011
Commercial real estate (“CRE”)	$38,163	$37,862
Commercial and industrial	7,832	5,971
Residential real estate	11,083	10,460
Construction and land development	1,405	1,307
Consumer	54	45
GROSS LOANS	58,537	55,645
Net deferred loan expenses / (fees)	94	(77)
Allowance for loan and lease losses	(1,009)	(1,067)
LOANS, NET	$57,622	$54,501

During the first six months of 2012, the Bank purchased ten loans with principal balances totaling approximately $2.3 million.  No loans were purchased during the first or second quarter of 2011.  During the second quarter 2012, the Bank sold the guaranteed portion of an SBA 7A note and recognized a $25,000 gain on sale.  No loans were sold during the first quarter of 2012 or during the first or second quarters of 2011.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes- Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $223,000 and $481,000 in loans receivable from related parties at June 30, 2012 and December 31, 2011, respectively.

The Company’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.6 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2012 and 2011 is summarized as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Balance, beginning of period	$1,077	$1,175	$1,067	$1,175
Charge-offs	(85)	(11)	(88)	(11)
Recoveries	17	-	30	-
Provision for loan and lease losses	-	120	-	120
Balance, end of period	$1,009	$1,284	$1,009	$1,284

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

The tables below provide a rollforward, by portfolio segment, of the allowance for loan and lease losses for the three and six months ended June 30, 2012 and 2011, respectively.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended June 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

Balance at March 31, 2012	$699	$247	$130	$1	$1,077
Charge-offs	-	-	(85)	-	(85)
Recoveries	-	17	-	-	17
Provision for loan and lease losses	(34)	(17)	51	-	-
Balance at June 30, 2012	$665	$247	$96	$1	$1,009

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Six Months Ended June 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

Balance at December 31, 2011	$726	$244	$97	$-	$1,067
Charge-offs	-		(85)	(3)	(88)
Recoveries	-	30	-	-	30
Provision for loan and lease losses	(61)	(27)	84	4	-
Balance at June 30, 2012	$665	$247	$96	$1	$1,009

The components of the provision for loan and lease losses have changed during the three and six months ended June 30, 2012 primarily due to the need to replenish the allowance for commercial and industrial loans after the $85,000 charge-off which didn’t require provision expense during these periods due to improving asset quality in both commercial and residential real estate secured loans.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended June 30, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

Balance at March 31, 2011	$581	$338	$255	$1	$1,175
Charge-offs	(11)	-	-	-	(11)
Recoveries	-	-	-	-	-
Provision for loan and lease losses	153	94	(127)	-	120
Balance at June 30, 2011	$723	$432	$128	$1	$1,284

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Six Months Ended June 30, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

Balance at December 31, 2010	$524	$314	$336	$1	$1,175
Charge-offs	(11)	-	-	-	(11)
Recoveries	-	-	-	-	-
Provision for loan and lease losses	210	118	(208)	-	120
Balance at June 30, 2011	$723	$432	$128	$1	$1,284

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of June 30, 2012 and December 31, 2011.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 2:  Critical Accounting Policies, Provision and allowance for loan and lease losses).

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
June 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$214	$-	$93	$-	$307
Collectively evaluated for impairment	34,501	16,313	7,362	54	58,230
Total	$34,715	$16,313	$7,455	$54	$58,537
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	665	247	96	1	1,009
Total	$665	$247	$96	$1	$1,009

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$274	$-	$336	$-	$610
Collectively evaluated for impairment	35,159	14,586	5,245	45	55,035
Total	$35,433	$14,586	$5,581	$45	$55,645
Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	726	244	97	-	1,067
Total	$726	$244	$97	$-	$1,067

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

Reconciliation between Portfolio Segment and Class
June 30, 2012 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

CRE – owner occupied	$18,104	$-	$-	$-	$18,104
CRE – non-owner occupied	15,883	-	-	-	15,883
Commercial and industrial	-	-	7,455	-	7,455
Residential real estate	-	15,636	-	-	15,636
Construction and land development	728	677	-	-	1,405
Consumer	-	-	-	54	54
Total	$34,715	$16,313	$7,455	$54	$58,537

Reconciliation between Portfolio Segment and Class
December 31, 2011 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

CRE – owner occupied	$16,337	$-	$-	$-	$16,337
CRE – non-owner occupied	18,367	-	-	-	18,367
Commercial and industrial	-	-	5,581	-	5,581
Residential real estate	-	14,008	-	-	14,008
Construction and land development	729	578	-	-	1,307
Consumer	-	-	-	45	45
Total	$35,433	$14,586	$5,581	$45	$55,645

Impaired Loans
The following tables provide detail of impaired loans broken out according to class as of June 30, 2012 and December 31, 2011.  The class level represents a slightly more detailed level than the portfolio segment level.  There were two impaired loans, totaling $307,000, as of June 30, 2012 compared to three impaired loans totaling $610,000 as of December 31, 2011.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans are on nonaccrual status and therefore do not have interest accruing.  The unpaid principal balance represents the unpaid principal prior to any partial charge-off.

Impaired Loans by Class as of June 30, 2012
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$-	$-	$-	$-	$-
CRE – non-owner occupied	214	434	-	243	-
Commercial and industrial	93	93	-	309	2
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$307	$527	$-	$552	$2

Impaired loans with a related allowance
CRE – owner occupied	$-	$-	$-	$-	$-
CRE – non-owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total impaired loans
CRE – owner occupied	$-	$-	$-	$-	$-
CRE – non-owner occupied	214	434	-	243	-
Commercial and industrial	93	93	-	309	2
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$307	$527	$-	$552	$2

Impaired Loans by Class as of December 31, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$-	$-	$-	$-	$-
CRE – non-owner occupied	274	494	-	345	-
Commercial and industrial	336	336	-	517	15
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$610	$830	$-	$862	$15

Impaired loans with a related allowance
CRE – owner occupied	$-	$-	$-	$-	$-
CRE – non-owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$-	$-

Total impaired loans
CRE – owner occupied	$-	$-	$-	$-	$-
CRE – non-owner occupied	274	494	-	345	-
Commercial and industrial	336	336	-	517	15
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$610	$830	$-	$862	$15

As of both June 30, 2012 and December 31, 2011, the impaired loans without a valuation allowance did not have a related allowance because they have either been partially charged-off, bringing them to their net realizable value, or are well-secured.

Troubled debt restructurings (TDRs) are included in impaired loans above.  No loans were modified as TDRs during the three or six months ended June 30, 2012.  The Company has not committed additional funds to any of the borrowers whose loans are classified as a TDR.  A TDR is considered to be in payment default once it is 90 days past due under the modified terms or when the loan is determined to be uncollectible and is classified as loss and charged-off.  One loan, totaling $85,000, that was restructured during the last 12 months subsequently defaulted and was charged-off during the second quarter 2012.

Age Analysis of Loans

The following tables summarize, by class, our past due and nonaccrual loans as of the dates indicated.

	Age Analysis of Loans by Class as of June 30, 2012
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
CRE – owner occupied	$-	$-	$-	$-	$-	$18,104	$18,104
CRE – non-owner occupied	-	-	-	214	214	15,669	15,883
Commercial and industrial	-	170	-	93	263	7,192	7,455
Residential real estate	-	-	-	-	-	15,636	15,636
Construction and land development	-	-	-	-	-	1,405	1,405
Consumer	-	-	-	-	-	54	54
Total	$-	$170	$-	$307	$477	$58,060	$58,537

	Age Analysis of Loans by Class as of December 31, 2011
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
CRE – owner occupied	$-	$1,040	$-	$-	$1,040	$15,297	$16,337
CRE – non-owner occupied	-	-	-	274	274	18,093	18,367
Commercial and industrial	-	-	-	336	336	5,245	5,581
Residential real estate	139	170	-	-	309	13,699	14,008
Construction and land development	-	-	-	-	-	1,307	1,307
Consumer	-	-	-	-	-	45	45
Total	$139	$1,210	$-	$610	$1,959	$53,686	$55,645

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

As of June 30, 2012, and based on the most recent analysis performed during the month of June 2012, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of June 30, 2012
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$15,144	$1,448	$1,512	$-	$18,104
CRE – non-owner occupied	14,568	1,101	214	-	15,883
Commercial and industrial	7,106	170	179	-	7,455
Residential real estate	14,988	-	648	-	15,636
Construction and land development	531	-	874	-	1,405
Consumer	39	15	-		54
Total	$52,376	$2,734	$3,427	$-	$58,537

As of December 31, 2011, and based on the most recent analysis performed during the month of December 2011, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of December 31, 2011
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$14,068	$1,135	$1,134	$-	$16,337
CRE – non-owner occupied	15,395	1,796	1,176	-	18,367
Commercial and industrial	5,021	-	560	-	5,581
Residential real estate	13,344	-	664	-	14,008
Construction and land development	232	-	1,075	-	1,307
Consumer	45	-	-	-	45
Total	$48,105	$2,931	$4,609	$-	$55,645

NOTE 6 - BANK-OWNED LIFE INSURANCE

During the first quarter of 2012, the Company invested $2.0 million in bank-owned life insurance on certain key employees.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.  Increases in the cash surrender value are recognized as other noninterest income.

NOTE 7 - DEPOSITS

Deposits are summarized as follows:

($ in thousands)	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$3,312	3%	$3,550	3%
Interest-bearing demand	8,950	7	9,355	8
Money market accounts	10,295	8	9,781	8
Savings accounts	46,445	37	49,073	41
Time deposits, less than $100,000	4,496	4	5,193	4
Time deposits, $100,000 or more	51,703	41	42,032	36
Total deposits	$125,201	100%	$118,984	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balances of related party deposits were approximately $3.6 million and $4.3 million at June 30, 2012 and December 31, 2011, respectively.

NOTE 8 - STOCK-BASED COMPENSATION

Under the terms of the Company’s Stock Incentive Plan, (the “Plan”), employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options.  The Board reserved approximately 510,700 shares of common stock for issuance under the Plan.  Of that, approximately 482,600 are issued and outstanding, leaving approximately 28,100 available for future grants as of June 30, 2012.  The Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The Plan provides for accelerated vesting if there is a change of control, as defined in the Plan.  The Company recognized stock-based compensation cost of approximately $13,000 and $54,000 during the three months ended June 30, 2012 and 2011, respectively and $26,000 and $115,000 during the six months ended June 30, 2012 and 2011, respectively.  No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company granted 4,500 options during the second quarter 2012 as incentive compensation to employees.

During the three months ended June 30, 2012, 1,198 options were forfeited and no vested options expired unexercised.  During the second quarter 2011, no options were forfeited and 1,000 vested options expired unexercised.  No options were exercised during the three or six months ended June 30, 2012 or 2011.  The Company recognized expense for approximately 13,000 options, representing a pro-rata amount of the options earned during the second quarter of 2012 that are expected to vest.  As of June 30, 2012, there was approximately $97,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.9 years.

The following is a summary of the Company’s outstanding stock options and related activity for the six months ended June 30, 2012:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2011	400,312	$1.93	$7.62
Granted	93,250	0.63	3.38
Exercised	-	-	-
Forfeited	(4,948)	0.60	3.15
Expired	(6,042)	1.83	8.14
Outstanding at June 30, 2012	482,572	$1.69	$6.84

The following is a summary of the Company’s outstanding stock options and related activity for the six months ended June 30, 2011:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2010	367,790	$2.43	$8.31
Granted	44,000	0.64	3.00
Exercised	-	-	-
Forfeited	(14,020)	2.29	8.90
Expired	(1,000)	1.32	5.90
Outstanding at June 30, 2011	396,770	$2.24	$8.66

NOTE 9 - NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Other general and administrative expenses:	2012	2011	2012	2011
Data processing	$84	$77	$159	$155
FDIC assessment	50	38	96	117
Regulatory and reporting fees	41	48	73	82
Marketing and promotions	29	25	48	41
Directors’ fees	23	22	42	45
Loan and collection expenses	21	16	52	35
OREO expense	11	-	33	-
Insurance	12	6	24	12
Telephone/communication	12	12	24	23
Travel and entertainment	11	5	23	15
Dues and memberships	10	7	15	13
Printing, stationery and supplies	8	7	13	14
ATM and debit card fees	4	3	8	7
Postage and shipping	4	3	7	7
Training and education	2	3	5	7
Franchise taxes	3	3	5	7
Miscellaneous	13	8	19	15
Total	$338	$283	$646	$595

NOTE 10 - COMMITMENTS AND CONTINGENCIES

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

At June 30, 2012 and December 31, 2011, $7.5 million and $6.3 million, respectively, in unfunded commitments were outstanding whose contract amounts represent credit risk.

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

NOTE 11 - FAIR VALUE

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of June 30, 2012 and December 31, 2011, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2012
Investment securities, available-for-sale:
Corporate	$-	$16,279	$-	$16,279
State and municipal	-	16,407	-	16,407
Residential agency MBS	-	56,455	-	56,455
Total	$-	$89,141	$-	$89,141
Assets at December 31, 2011
Investment securities, available-for-sale:
Corporate	$-	$14,818	$-	$14,818
State and municipal	-	3,885	-	3,885
Residential agency MBS	-	64,492	-	64,492
Total	$-	$83,195	$-	$83,195

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2012
Impaired loans (Financial)	$-	$-	$251	$251
Other real estate owned (Non-financial)	$-	$-	$1,989	$1,989
Assets at December 31, 2011
Impaired loans (Financial)	$-	$-	$311	$311
Other real estate owned (Non-financial)	$-	$-	$1,989	$1,989

Impaired loans, which are measured for impairment using either the fair value of collateral or present value of expected cash flows, had carrying amounts at June 30, 2012 totaling $307,000 after partial charge-offs of $220,000, which were recorded in 2011.  In addition, these loans have $37,000 of estimated selling costs which reduced the carrying value.  Of the $307,000 of impaired loans at June 30, 2012, $214,000 were carried at fair value adjusted for the aforementioned charge-offs and estimated selling costs.  The remaining $93,000 was carried at cost at June 30, 2012, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

Impaired loans at December 31, 2011 had carrying amounts totaling $610,000 after partial charge-offs of $220,000.  These impaired loans had no specific valuation allowance at December 31, 2011.  In addition, impaired loans had $37,000 of estimated selling costs which reduced the carrying value.  Of the $610,000 of impaired loans at December 31, 2011, $274,000 were carried at fair value adjusted for the aforementioned charge-offs and estimated selling costs.  The remaining $336,000 were carried at cost at December 31, 2011, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect further decline in fair value since the time the appraisal analysis was completed, if warranted.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.  OREO had a carrying amount of $1.8 million at both June 30, 2012 and December 31, 2011, based on the current appraisals less reasonable costs to sell of approximately $253,000 for the Company’s two OREO properties.  This value included partial charge-offs of $40,000 which were recorded during 2011.

The following table provides information describing the valuation process used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

Asset Type	Valuation Method	Unobservable Inputs	Range

Impaired Loans	Property appraisals	Management discount for property type and/or recent market volatility	0% - 20% discount

	Discounted cash flow	Estimated loss probability based on management’s knowledge of client or client’s business	0% - 50% discount

OREO	Property appraisals	Management discount for property type, recent market volatility, and/or management’s knowledge of the property	0% - 20% discount

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at June 30, 2012
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$849	$849	$-	$-	$849
Interest-bearing deposits with banks	357	-	357	-	357
Investment securities	89,141	-	89,141	-	89,141
Loans, net	57,622	-	-	57,836	57,836
FHLB and FRB stocks	1,164	-	-	NA	NA
Bank-owned life insurance	2,027	-	-	2,027	2,027
Accrued interest receivable	718	-	519	199	718

Financial Liabilities:
Deposits, demand, savings and money market	$69,002	$-	$69,002	$-	$69,002
Time deposits	56,199	-	57,036	-	57,036
Securities sold under agreements to repurchase	254	-	254	-	254
Federal funds purchased	560	560	-	-	560
FHLB advances	8,500	-	8,716	-	8,716
Accrued interest payable	63	-	63	-	63

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2011
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,800	$1,800	$-	$-	$1,800
Interest-bearing deposits with banks	1,357	-	1,357	-	1,357
Investment securities	83,195	-	83,195	-	83,195
Loans, net	54,501	-	-	54,788	54,788
FHLB and FRB stocks	1,134	-	-	NA	NA
Accrued interest receivable	584	-	423	161	584

Financial Liabilities:
Deposits, demand, savings and money market	$71,759	$-	$71,759	$-	$71,759
Time deposits	47,225	-	47,917	-	47,917
Securities sold under agreements to repurchase	253	-	253	-	253
FHLB advances	6,500	-	6,692	-	6,692
Accrued interest payable	56	-	56		56

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

NOTE 13 – TERMINATION OF CONSENT ORDER

On June 29, 2012, the Office of the Comptroller of the Currency, (the “OCC”), terminated the Amended Consent Order, (the “Consent Order”), by and between the OCC and Solera National Bank which was entered into on December 16, 2010.  The Consent Order replaced and superseded the consent order entered into on March 18, 2010 by the Bank.  As such, the Bank is no longer subject to any formal or informal regulatory agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of June 30, 2012 and results of operations for the three and six months ended June 30, 2012 and 2011.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

On June 29, 2012, the OCC terminated the Bank's Consent Order; as such, the Bank is no longer subject to any formal or informal regulatory agreement.

Comparative Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended June 30, 2012 compared to the financial condition and results of operations for the three months ended June 30, 2011.

Net income for the quarter ended June 30, 2012 was $133,000, or $0.05 per share, compared with net income of $100,000, or $0.04 per share, for the second quarter of 2011.  The $33,000 increase was primarily the result of a $120,000 decrease in provision for loan and lease losses as a result of stabilizing asset quality which resulted in no provision expense during the second quarter 2012.  This was partially offset by a $71,000 decrease in net interest income primarily due to lower yields on our investment securities, along with a $14,000 decrease in noninterest income primarily due to lower gains from the sale of investment securities.  These and other changes are explained in more detail in the ensuing discussion.

As of June 30, 2012, the Company had total assets of $154.6 million, an increase of $9.2 million, or 6%, from December 31, 2011.  Net loans increased 6%, from $54.5 million at December 31, 2011 to $57.6 million at June 30, 2012.  Similarly, the Company’s total deposits increased 5% to $125.2 million as of June 30, 2012.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

Table 1

($ in thousands)	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$56,309	$787	5.62%	$58,154	$847	5.84%
Investment securities**	86,102	540	2.52	75,115	646	3.45
FHLB and FRB stocks	1,156	10	3.43	1,116	8	2.94
Federal funds sold	730	1	0.22	1,431	1	0.22
Interest-bearing deposits with banks	357	2	2.12	1,054	1	0.42
Total interest-earning assets	144,654	$1,340	3.72%	136,870	$1,503	4.41%
Noninterest-earning assets	6,067			2,144
Total assets	$150,721			$139,014

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$56,875	$85	0.60%	$63,148	$175	1.11%
Interest-bearing checking accounts	8,905	18	0.82	11,623	34	1.16
Time deposits	52,782	176	1.34	37,555	145	1.55
Securities sold under agreements to repurchase and federal funds purchased	568	1	0.73	728	2	1.14
FHLB advances	8,526	33	1.56	4,624	49	4.25
Other borrowings	11	1	12.81	60	1	9.38
Total interest-bearing liabilities	127,667	$314	0.99%	117,738	$406	1.38%
Noninterest-bearing checking accounts	3,137			2,249
Noninterest-bearing liabilities	366			388
Stockholders' equity	19,551			18,639
Total liabilities and stockholders' equity	$150,721			$139,014

Net interest income		$1,026			$1,097

Net interest spread		2.73%			3.03%

Net interest margin		2.85%			3.22%

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

Table 2

($ in thousands)	Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$(60)	$(36)	$(24)
Investment securities	(106)	(225)	119
FHLB and FRB stocks	2	2	-
Federal funds sold	-	-	-
Interest-bearing deposits with banks	1	1	-
Total interest income	$(163)	$(258)	$95

Interest expense:
Money market and savings deposits	$(90)	$(75)	$(15)
Interest-bearing checking accounts	(16)	(9)	(7)
Time deposits	31	(17)	48
Securities sold under agreements to repurchase and federal funds purchased	(1)	-	(1)
FHLB advances	(16)	(151)	135
Other borrowings	-	1	(1)
Total interest expense	$(92)	$(251)	$159

Net interest income	$(71)	$(7)	$(64)

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

For the three months ended June 30, 2012, the Company’s net interest income decreased $71,000, or 6%, compared to the three months ended June 30, 2011.  The Company experienced a 37 basis point decrease in net interest margin declining from 3.22% for the second quarter 2011 to 2.85% for the second quarter 2012.  The decrease was primarily due to the rate on interest-bearing assets declining by more than the rate on interest-bearing liabilities, combined with an unfavorable shift in volume from higher-yielding loans to lower-yielding investment securities.

Most notable was the unfavorable decrease in yield on the Company’s investment securities, down 93 basis points from the prior year which was primarily attributable to the sale of longer-maturity, higher-yielding investments, along with principal payments received on mortgage-backed securities, which were reinvested in bonds that are earning at historically low rates.  This unfavorable decrease in rate was partially offset by a favorable decrease in the cost of interest-bearing liabilities, which declined 39 basis points from the comparable period in the prior year.  Contributing most significantly to the decline in interest-bearing liability costs was the $90,000 decrease in interest expense related to money market and savings deposits which is a result of management’s decision to lower promotional rates further and implement a tiered rate structure during the second quarter of 2012 where rates paid on smaller balance accounts were reduced more dramatically.  Additionally, the Company realized a $151,000 favorable decrease on the rate of FHLB advances due to the restructuring of $3.5 million in fixed-rate advances during the fourth quarter 2011 that reduced the effective interest rate from 4.37% to 2.14% and extended the average maturity of those borrowings.

The combination of the aforementioned factors resulted in further compression in the Company’s net interest spread (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) which declined 30 basis points from 3.03% for the quarter ended June 30, 2011 to 2.73% for the quarter ended June 30, 2012.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the second quarter of 2012, we did not recognize any provision for loan and lease losses reflecting improving asset quality.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the quarter ended June 30, 2012 was $230,000, a decrease of $14,000 from $244,000 for the second quarter 2011.  The Company sold securities for gains of $166,000 during the second quarter 2012 as compared to $225,000 during the second quarter 2011.  Gains on the sale of securities are not part of the Bank’s expected ongoing operations and should not be considered recurring.  Additionally, the Company recognized $20,000 of other income during the second quarter 2012, compared to $1,000 during the second quarter 2011 primarily due to increases in the cash surrender value of bank-owned life insurance which the Company purchased during the first quarter 2012.  Finally, the Company recognized $25,000 related to the sale of the guaranteed portion of an SBA 7(a) loan during the second quarter of 2012.

Service charges on deposits remained relatively unchanged from second quarter 2011 increasing $1,000 during second quarter 2012.

Noninterest Expense

Our total noninterest expense for the quarter ended June 30, 2012 was $1.1 million, which was unchanged from the quarter ended June 30, 2011.  Professional fees decreased $21,000, or 21%, primarily due to a shift in timing of internal audit fees which, during 2011, were incurred primarily during the second quarter but in 2012 many of these costs were incurred during the first quarter.  Additionally, salaries and benefits decreased $25,000, or 4%, partially due to reduced expense associated with stock options as many of the Company’s options are now fully vested and partially due to an increase in deferred expenses on loan originations which directly correlates to more loans closed during the second quarter of 2012 compared to the same period of 2011.  These cost savings were offset by the $55,000 increase in other general and administrative costs as detailed in Table 3, below:

Table 3

($ in thousands)	Three Months Ended June 30,		Increase/
Other general and administrative expenses:	2012	2011	(Decrease)
Data processing	$84	$77	$7
FDIC assessment	50	38	12
Regulatory and reporting fees	41	48	(7)
Marketing and promotions	29	25	4
Directors’ fees	23	22	1
Loan and collection expenses	21	16	5
OREO expense	11	-	11
Insurance	12	6	6
Telephone/communication	12	12	-
Travel and entertainment	11	5	6
Dues and memberships	10	7	3
Printing, stationery and supplies	8	7	1
ATM and debit card fees	4	3	1
Postage and shipping	4	3	1
Training and education	2	3	(1)
Franchise taxes	3	3	-
Miscellaneous	13	8	5
Total	$338	$283	$55

FDIC assessments increased $12,000 due to higher average assets, and OREO expenses increased $11,000.  We expect OREO expense to continue to impact our 2012 operating results as we incur costs such as taxes, insurance, repairs and maintenance, among others, on these properties.  The $7,000 increase in data processing was primarily volume related.  The Company experienced a $6,000 increase in insurance expenses from enhanced coverage obtained during the third quarter 2011.  Finally, the $6,000 increase in travel and entertainment expense correlates to increased loan demand.  As reflected in the table above, all other costs remained fairly consistent with the second quarter 2011.

Income Taxes

No federal or state tax expense has been recorded for the three months ended June 30, 2012 and 2011, based upon significant operating loss carry-forwards that can be used to offset approximately $3.4 million of taxable income for federal tax purposes.  Since it is uncertain that the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2012 and December 31, 2011 is $0.

Comparative Results of Operations for the Six Months Ended June 30, 2012 and 2011

The following discussion focuses on the Company’s financial condition and results of operations for the six months ended June 30, 2012 compared to the financial condition and results of operations for the six months ended June 30, 2011.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank.

The Company recorded net income of $94,000, or $0.04 per share, for the six months ended June 30, 2012 compared with a net loss of $83,000, or ($0.03) per share, for the six months ended June 30, 2011.  The most notable items contributing to the increase in net income were a $108,000 increase in noninterest income, a $128,000 favorable decline in noninterest expense partially offset by a $59,000 decline in net interest income after the provision for loan and lease losses.  These variances are discussed in more detail in the ensuing narrative.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and average interest-bearing liabilities and the resultant annualized yields expressed in percentages.

Table 4

($ in thousands)	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$55,425	$1,575	5.71%	$58,168	$1,671	5.79%
Investment securities**	84,609	1,043	2.48	74,530	1,319	3.57
FHLB and FRB stocks	1,148	18	3.15	1,137	17	3.04
Federal funds sold	677	1	0.22	1,023	1	0.22
Interest-bearing deposits with banks	385	4	2.04	728	2	0.46
Total interest-earning assets	142,244	$2,641	3.73%	135,586	$3,010	4.48%
Noninterest-earning assets	5,421			2,676
Total assets	$147,665			$138,262

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$57,768	$195	0.68%	$61,757	$354	1.16%
Interest-bearing checking accounts	8,937	37	0.84	11,524	67	1.18
Time deposits	49,989	347	1.39	37,745	302	1.61
Securities sold under agreements to repurchase and federal funds purchased	539	2	0.75	664	4	1.13
FHLB advances	7,513	64	1.71	5,523	106	3.89
Other borrowings	19	1	10.07	66	3	9.47
Total interest-bearing liabilities	124,765	$646	1.04%	117,279	$836	1.44%
Noninterest-bearing checking accounts	3,178			2,276
Noninterest-bearing liabilities	409			364
Stockholders' equity	19,313			18,343
Total liabilities and stockholders' equity	$147,665			$138,262

Net interest income		$1,995			$2,174

Net interest spread		2.69%			3.04%

Net interest margin		2.82%			3.23%

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

Table 5

($ in thousands)	Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$(96)	$(18)	$(78)
Investment securities	(276)	(498)	222
FHLB and FRB stocks	1	1	-
Federal funds sold	-	-	-
Interest-bearing deposits with banks	2	2	-
Total interest income	$(369)	$(513)	$144

Interest expense:
Money market and savings deposits	$(159)	$(138)	$(21)
Interest-bearing checking accounts	(30)	(17)	(13)
Time deposits	45	(31)	76
Securities sold under agreements to repurchase and federal funds purchased	(2)	-	(2)
FHLB advances	(42)	(119)	77
Other borrowings	(2)	-	(2)
Total interest expense	$(190)	$(305)	$115

Net interest income	$(179)	$(208)	$29

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank.  The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate has remained at 3.25% since December 2008 and, thus, has had no impact on the change in loan yields during this time period.  The federal funds rate, which is the cost of immediately available, overnight funds, has behaved in a similar manner, changing insignificantly since the end of 2008.  However, other treasury rates have hit historic lows in recent months.  Our Bank’s loan portfolio has been less impacted by these low rates but our investment portfolio has seen sharp declines given this economic environment.

As reflected in Table 4 above, the 41 basis point decrease in the Company’s net interest margin, from 3.23% for the six months ended June 30, 2011 to 2.82% for the same period in 2012 is due to the decline in interest income earned on interest-earning assets outpacing the decline in expense on interest-bearing liabilities.  The Bank’s yield on interest-earning assets decreased 75 basis points from 4.48% for the six months ended June 30, 2011 to 3.73% for the six months ended June 30, 2012.  This decline is primarily due to a decrease in the Bank’s yield on investment securities which decreased 109 basis points during this time period.  This decrease is attributable to the sale of longer-maturity, higher-yielding investments, along with principal payments received on mortgage-backed securities, which were reinvested in shorter-term, lower-yielding bonds to help shorten the duration of the investment portfolio.

The rate paid on money market, savings and time deposits all decreased year-over-year due to a decision to lower promotional rates further and implement a tiered rate structure on savings accounts during the second quarter of 2012 where rates paid on smaller balance accounts were significantly reduced.  This, in conjunction with the restructuring of $3.5 million in fixed-rate FHLB advances during the fourth quarter 2011, which produced a $119,000 savings due to lower rates, enabled the Bank to save 40 basis points on the cost of interest-bearing liabilities during the six months ended June 30, 2012 as compared to the same period of 2011.

The Company’s balance sheet is currently marginally asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities.  Therefore, the Company could experience expansion in its net interest margin during periods of rising short-term interest rates.

Total interest income was $2.6 million for the six months ended June 30, 2012, consisting primarily of interest on loans of $1.6 million and interest on investment securities of $1.0 million.  Average gross loans, net of unearned fees, declined $2.7 million, from $58.2 million at June 30, 2011 to $55.4 million at June 30, 2012.  Average investment securities increased $10.1 million from $74.5 million at June 30, 2011 to $84.6 million at June 30, 2012.

Total interest expense was $646,000 for the six months ended June 30, 2012, a decrease of $190,000 from $836,000 during the same period of 2011.  Net interest income was $2.0 million for the first six months of 2012, a decrease of $179,000, or 8.2%, from $2.2 million for the same period of 2011.  Our net interest spread decreased 35 basis points from 3.04% for the six months ended June 30, 2011 to 2.69% for the six months ended June 30, 2012.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the first six months of 2012, our provision for loan and lease losses was $0 compared to $120,000 for the same time period of 2011.  The amount of the provision reflects the estimated probable losses inherent within the portfolio due to uncertainties in economic conditions which have caused increases in our classified loans.  Impaired loans totaled $307,000 at June 30, 2012 versus $2.3 million at June 30, 2011.  The decrease in provision expense during the first six months of 2012 is primarily a reflection of improving asset quality.  See additional discussion below under Financial Condition,  Nonperforming Loans, Leases and Assets.

Noninterest Income

Noninterest income for the six months ended June 30, 2012 was $368,000, a $108,000, or 42%, increase from $260,000 for the six months ended June 30, 2011.  The increase was due to increased gains on the sales of investment securities.  The Company sold securities for net gains of $280,000 during the first half of 2012 compared to net gains on the sale of investment securities of $223,000 during the first half of 2011.  Gains on the sale of securities are not part of the Bank’s expected ongoing operations and should not be considered recurring.  Additionally, the Company recognized $29,000 of other income during the first six months of 2012, compared to $2,000 during the same period of 2011 due to increases in the cash surrender value of bank-owned life insurance which the Company purchased during the first quarter 2012.  Finally, the Company recognized a $25,000 gain related to the sale of the guaranteed portion of an SBA 7(a) loan during the second quarter of 2012.

Noninterest Expense

Our total noninterest expense was $2.3 million for the six months ended June 30, 2012, a 5%, or $128,000, decrease from $2.4 million for the six months ended June 30, 2011 due to the following:

A)
Decreased salaries and employee benefits expense of $163,000, or 12%, related to the following:  1) costs associated with the separation agreement of an employee recorded during the first quarter of 2011, 2) increased salary expense deferral on loan originations which directly correlates to more loans closed during the first half of 2012 compared to 2011, and 3) reduced stock option expense, as many of the Company’s options are now fully vested.

B)	Decreased occupancy expense of $13,000, or 5%, year-over-year primarily due to a lease extension that was negotiated at a reduced rate.

C)	Decreased professional fees of $3,000, partially offset by a $51,000, or 9%, increase in other general and administrative expenses as detailed in Table 6, below:

Table 6

($ in thousands)	Six Months Ended June 30,		Increase/
Other general and administrative expenses:	2012	2011	(Decrease)
Data processing	$159	$155	$4
FDIC assessment	96	117	(21)
Regulatory and reporting fees	73	82	(9)
Marketing and promotions	48	41	7
Directors’ fees	42	45	(3)
Loan and collection expenses	52	35	17
OREO expense	33	-	33
Insurance	24	12	12
Telephone/communication	24	23	1
Travel and entertainment	23	15	8
Dues and memberships	15	13	2
Printing, stationery and supplies	13	14	(1)
ATM and debit card fees	8	7	1
Postage and shipping	7	7	-
Training and education	5	7	(2)
Franchise taxes	5	7	(2)
Miscellaneous	19	15	4
Total	$646	$595	$51

The most significant changes included an increase of $33,000 related to expenses incurred on the Bank’s two OREO properties and a $17,000 increase in loan and collection expenses related to the collection of problem loans.  We expect OREO expense to continue to impact our 2012 operating results as we incur costs such as taxes, insurance, repairs and maintenance, among others, on these properties.  Additionally, management realizes there is some exposure to additional impairment on these properties if there are declines in real estate values.

Other significant changes in other general and administrative expenses include a $12,000 increase in insurance expenses from enhanced coverage obtained during the third quarter 2011.  Travel and entertainment increased $8,000 and marketing and promotion costs increased $7,000 – both are correlated to the increase in loan demand.  These increases were partially offset by a $21,000 decrease in FDIC fees due to lower assessments associated with the revised calculation methodology implemented during the second quarter of 2011.

Income Taxes

No federal or state tax expense has been recorded for the six months ended June 30, 2012 and 2011, based upon significant operating loss carry-forwards that can be used to offset approximately $3.4 million of taxable income for federal tax purposes.  Since it is uncertain that the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2012 and December 31, 2011 is $0.

Financial Condition

At June 30, 2012, the Company had total assets of $154.6 million, a $9.2 million, or 6%, increase from $145.4 million in total assets at December 31, 2011 primarily due to increases in gross loans, up 5%, investment securities, up 7%, and a $2.0 million new investment in bank-owned life insurance made in the first quarter of 2012.  As of June 30, 2012, stockholders’ equity was $19.6 million, a $599,000 increase versus $19.0 million at December 31, 2011.  The increase was primarily due to the $479,000 increase in other comprehensive income related to changes in the fair value of available-for-sale securities, $94,000 of net income for the six months ended June 30, 2012 and $26,000 of stock-based compensation expense related to the Company’s stock incentive plan.

Key Ratios

Ratio:	June 30, 2012	December 31, 2011
Return on Average Assets	0.13%	0.17%
Return on Average Equity	0.98%	1.29%
Average Equity to Average Assets	13.08%	13.39%

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At June 30, 2012, the Bank had a total of $1.2 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $514,000 in Federal Reserve Bank stock and $650,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of June 30, 2012, the Federal Reserve Bank stock was yielding an average rate of 5.8% and the FHLB stock was yielding an average rate of 1.1%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy approved by our Board of Directors.

At June 30, 2012, Solera National Bank’s securities consisted of available-for-sale securities of $89.1 million.  The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at June 30, 2012 and December 31, 2011:

	At June 30, 2012
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
Securities available-for-sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Corporate	$519	5.44%	$4,820	3.03%	$10,940	3.80%	$-	-%
State and municipal	-	-	2,197	4.13	10,923	3.56	3,287	3.19
Residential agency MBS	-	-	-	-	2,026	2.25	54,429	2.18
Total	$519	5.44%	$7,017	3.37%	$23,889	3.56%	$57,716	2.24%

	At December 31, 2011
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
Securities available-for-sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Corporate	$-	-%	$6,794	3.39%	$8,024	4.14%	$-	-%
State and municipal	-	-	1,789	4.33	2,096	4.39	-	-
Residential agency MBS	-	-	-	-	3,600	2.86	60,892	2.00
Total	$-	-%	$8,583	3.59%	$13,720	3.84%	$60,892	2.00%

Loan Portfolio

The following table presents the composition of our loan portfolio by category as of the dates indicated:

($ in thousands)	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Commercial real estate	$38,163	66%	$37,862	68%
Commercial and industrial	7,832	13	5,971	11
Residential real estate	11,083	19	10,460	19
Construction and land development	1,405	2	1,307	2
Consumer	54	-	45	-
GROSS LOANS	58,537	100%	55,645	100%
Deferred loan expenses / (fees), net	94		(77)
Allowance for loan and lease losses	(1,009)		(1,067)
LOANS, NET	$57,622		$54,501

As of June 30, 2012, gross loans were $58.5 million, an increase of $2.9 million, or 5%, from $54.5 million at December 31, 2011.  Net loans were 37% of total assets at both June 30, 2012 and December 31, 2011.  The Bank closed approximately $5.1 million in new originations during the second quarter 2012 which was offset by approximately $1.6 million in loan pay downs, primarily the result of intense competition for strong borrowers.  For the six months ended June 30, 2012, the Bank closed approximately $6.6 million in new originations offset by approximately $3.7 million in loan pay downs.

Loan concentrations are considered to exist when there are amounts loaned to a multiple number of borrowers engaged in similar activities that would cause them to be similarly impacted by economic or other conditions.  The Company’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.6 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

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

The following tables set forth information at June 30, 2012 and December 31, 2011, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity.  The tables do not give effect to potential prepayments or contractual principal payments.

($ in thousands)	June 30, 2012
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$3,131	$10,977	$24,055	$-	$38,163
Commercial and industrial	2,575	2,767	1,991	499	7,832
Residential real estate	-	2,468	1,186	7,429	11,083
Construction and land development	1,259	146	-	-	1,405
Consumer	8	37	-	9	54
Gross Loans Receivable	$6,973	$16,395	$27,232	$7,937	$58,537

($ in thousands)	December 31, 2011
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$805	$13,064	$23,993	$-	$37,862
Commercial and industrial	2,422	2,787	762	-	5,971
Residential real estate	-	2,461	1,200	6,799	10,460
Construction and land development	1,150	157	-	-	1,307
Consumer	11	24	-	10	45
Gross Loans Receivable	$4,388	$18,493	$25,955	$6,809	$55,645

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.  As of June 30, 2012, there were $2.1 million in nonperforming assets.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	June 30, 2012	December 31, 2011
Nonaccrual loans and leases	$307	$610
Other impaired loans	-	-
Total nonperforming loans	307	610
Other real estate owned	1,776	1,776
Total nonperforming assets	$2,083	$2,386

Nonperforming loans	$307	$610
Allocated allowance for loan and lease losses to nonperforming loans	-	-
Net investment in nonperforming loans	$307	$610

Accruing loans past due 90 days or more	$-	$-
Loans past due 30-89 days	$170	$1,349 (1)

Loans charged-off, year-to-date	$88	$276
Recoveries, year-to-date	(30)	(13)
Net charge-offs, year-to-date	$58	$263
Allowance for loan and lease losses	$1,009	$1,067

Allowance for loan and lease losses to loans, net of deferred fees/expenses	1.72%	1.92%
Allowance for loan and lease losses to nonaccrual loans	328.66%	174.92%
Allowance for loan and lease losses to nonperforming loans	328.66%	174.92%
Nonaccrual loans to loans, net of deferred fees/expenses	0.52%	1.10%
Loans 30-89 days past due to loans, net of deferred fees/expenses	0.29%	2.43%
Nonperforming assets to total assets	1.35%	1.64%

(1) The $1.3 million of past due loans at December 31, 2011 were brought current as of January 10, 2012.

Federal regulations require that each insured financial institution classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them.  The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.”  Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured.  Loans classified as “loss” are those loans that are in the process of being charged-off.  At June 30, 2012, Solera National Bank had substandard loans totaling $3.4 million, and no loans classified as doubtful or loss.  Of the $3.4 million in substandard loans, only $307,000 was 30 days or more past due.  As of December 31, 2011, the Bank had $4.6 million classified as substandard and no loans classified as doubtful or loss.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.0 million, or 1.72% of outstanding principal as of June 30, 2012.  We did not recognize any provision expense during the three or six months ended June 30, 2012, reflecting improving asset quality.  We recognized provision expense of $120,000 during the second quarter of 2011 reflecting an increase in classified loans.

The following table sets forth the allowance for loan and lease losses activity for the three and six months ended June 30, 2012 and 2011:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Balance at beginning of period	$1,077	$1,175	$1,067	$1,175
Provision charged to expense	-	120	-	120
Loans charged-off:
Commercial real estate	-	(11)	-	(11)
Commercial and industrial	(85)	-	(85)	-
Residential real estate	-	-	-	-
Construction and land development	-	-	-	-
Consumer	-	-	(3)	-
Total loans charged-off	(85)	(11)	(88)	(11)
Recoveries on loans previously charged-off:
Commercial real estate	-	-	-	-
Commercial and industrial	-	-	-	-
Residential real estate	17	-	30	-
Construction and land development	-	-	-	--
Consumer	-	-	-	-
Total recoveries	17	-	30	-
Balance at end of period	$1,009	$1,284	$1,009	$1,284

Net charge-offs to average gross loans	0.15%	0.02%	0.16%	0.02%

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

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $7.5 million and $6.3 million as of June 30, 2012 and December 31, 2011, respectively.

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

Borrowings

As of June 30, 2012, the Bank had $8.5 million in fixed-rate borrowings from the Federal Home Loan Bank of Topeka (FHLB) with varying maturity dates between June 2014 and November 2017 and a weighted-average effective interest rate of 1.57%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $9.1 million with various correspondent banks.  Additionally, the Bank has access to the Federal Discount window.  As of June 30, 2012, the Company had $560,000 outstanding on these lines.

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

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at June 30, 2012:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1
Actual regulatory capital	$16,387	$17,396	$16,387
Well-capitalized requirement	5,519	9,199	7,536
Excess regulatory capital	$10,868	$8,197	$8,851
Capital ratios	17.8%	18.9%	10.9%
Minimum capital requirement	4.0%	8.0%	4.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

On June 7, 2012, the Board of Governors of the Federal Reserve System, the FDIC and the OCC  announced proposed changes to the capital requirements of banks, known as Basel III.  The Basel III capital standards substantially increase the complexity of capital calculations and the minimum capital required to be maintained to meet well-capitalized standards,  The potential impact of Basel III on Solera National Bank, includes, but is not limited to, the potential need to increase capital in the future to comply with the new well-capitalized standards which may dilute shareholder value; reduced lending and negative pressure on profitability due to higher capital requirements on loan products; and/or additional constraints on the ability to pay common stock dividends.  The Company is currently evaluating the effects of the proposed Basel III guidelines and will continue to monitor the effective date for implementing these proposed changes.

Liquidity

The primary source of liquidity for the Company is dividends paid by Solera National Bank.  However, Solera National Bank is currently restricted from paying dividends without regulatory approval that will not be granted until the accumulated deficit has been eliminated.

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

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Company to service its depositors’ needs.  As of June 30, 2012 and December 31, 2011, the Bank had $10.1 million and $11.3 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity.  Solera National Bank does not intend to aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available.  Additionally, management does not anticipate the need to access capital markets to obtain additional liquidity in the near term.  As of June 30, 2012 and December 31, 2011, the loan to deposit ratio was 47%.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $53.8 million of available funding as of June 30, 2012, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.1 million with three correspondent banks.  These lines either expire during 2012, or can be terminated at any time; however, it is not anticipated that these lines will be terminated and the Bank expects to be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis.

The Company had cash and cash equivalents of $849,000, or 0.5% of total assets, at June 30, 2012.  Additionally, the Company had $89.1 million in available-for-sale investment securities, or 58% of total assets, at June 30, 2012.  Management believes Solera National Bank will have adequate liquidity to meet anticipated future funding needs.

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

PART II - OTHER INFORMATION

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Dated: August 9, 2012	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2012	/s/ Robert J. Fenton
Robert J. Fenton
Executive Vice President, Chief Financial Officer
(Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

31.1*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

(*)	Filed herewith.