Form 10-Q
period 2012-09-30
Solera National Bancorp, Inc.
filed 2012-11-13
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of November 8, 2012, 2,553,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

●	management of Solera National Bank may be unable to limit credit risk associated with our loan portfolio, which would affect the Company’s profitability;

●	general economic conditions in the U.S. and within our market area may be less favorable than expected, causing an adverse impact on our financial performance;

●	following a period of losses during the initial years of operations, the Company may not be able to demonstrate a sustained level of profitability;

●	the Company is subject to regulatory oversight, which could restrain our growth and profitability;

●	interest rate volatility could adversely impact our business;

●	the Company may not be able to raise additional capital on terms favorable to us;

●	the Company continues to hold other real estate owned which may be vulnerable to declines in real estate values;

●	the recently proposed Basel III capital standards may negatively impact our capital ratios, profitability and ability to lend;

●	the liquidity of our common stock is affected by its limited trading market; and

●	the Company faces competition from a variety of competitors.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2011 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov and the Company’s website at www.solerabank.com.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and we cannot predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
Solera National Bancorp, Inc.

Balance Sheets as of September 30, 2012 and December 31, 2011
(unaudited)

($ in thousands, except share data)	September 30,	December 31,
	2012	2011
ASSETS

Cash and cash equivalents	$1,944	$1,800
Interest-bearing deposits with banks	357	1,357
Investment securities, available-for-sale	84,921	83,195
Gross loans	61,664	55,645
Net deferred expenses/(fees)	215	(77)
Allowance for loan and lease losses	(1,033)	(1,067)
Net loans	60,846	54,501
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,175	1,134
Bank-owned life insurance	2,047	-
Other real estate owned	1,776	1,776
Premises and equipment, net	530	599
Accrued interest receivable	707	584
Other assets	419	420
Total assets	$154,722	$145,366

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits
Noninterest-bearing demand	$2,958	$3,550
Interest-bearing demand	8,299	9,355
Savings and money market	56,519	58,854
Time deposits	57,694	47,225
Total deposits	125,470	118,984

Securities sold under agreements to repurchase and federal funds purchased	254	253
Accrued interest payable	74	56
Accounts payable and other liabilities	456	534
FHLB advances	8,500	6,500
Total liabilities	$134,754	$126,327

COMMITMENTS AND CONTINGENCIES (see Notes 10 and 12)

STOCKHOLDERS’ EQUITY
Common stock, $0.01 par value; 5,000,000 shares authorized; 2,553,671 shares issued and outstanding	$26	$26
Additional paid-in capital	26,184	26,146
Accumulated deficit	(7,472)	(7,640)
Accumulated other comprehensive income	1,230	507
Total stockholders’ equity	$19,968	$19,039
Total liabilities and stockholders’ equity	$154,722	$145,366

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Income and Comprehensive Income (Loss) for the
Three and Nine Months Ended September 30, 2012 and 2011
(unaudited)

($ in thousands, except share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$862	$841	$2,437	$2,512
Interest on investment securities	505	578	1,548	1,897
Dividends on FHLB and FRB stocks	11	8	29	25
Other interest income	3	2	8	5
Total interest income	1,381	1,429	4,022	4,439
INTEREST EXPENSE:
Deposits	285	343	864	1,066
FHLB advances	34	51	98	157
Other borrowings	1	2	4	9
Total interest expense	320	396	966	1,232
NET INTEREST INCOME BEFORE PROVISION	1,061	1,033	3,056	3,207
Provision for loan and lease losses	-	10	-	130
NET INTEREST INCOME AFTER PROVISION	1,061	1,023	3,056	3,077
NONINTEREST INCOME:
Service charges and fees	20	16	54	52
Other income	20	3	49	5
Gain on loans sold	-	-	25	-
(Loss) on sale of other real estate owned	-	(25)	-	(25)
Gain on sale of available-for-sale securities	289	333	569	556
Total noninterest income	329	327	697	588
NONINTEREST EXPENSE:
Salaries and employee benefits	635	613	1,789	1,930
Occupancy	120	135	367	395
Professional fees	123	129	345	355
Other general and administrative	438	314	1,084	909
Total noninterest expense	1,316	1,191	3,585	3,589
INCOME BEFORE INCOME TAXES	74	159	168	76
Provision for income taxes	-	-	-	-
NET INCOME	$74	$159	$168	$76

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Change in net unrealized gains on securities	533	(461)	1,292	635
Less: Reclassification adjustment for net gains included in net income	(289)	(333)	(569)	(556)
OTHER COMPREHENSIVE INCOME (LOSS)	$244	$(794)	$723	$79

COMPREHENSIVE INCOME (LOSS)	$318	$(635)	$891	$155

NET INCOME AVAILABLE TO COMMON STOCKHOLDERS	$74	$159	$168	$76

INCOME PER COMMON SHARE
Basic	$0.03	$0.06	$0.07	$0.03
Weighted-average common shares outstanding - basic	2,553,671	2,553,671	2,553,671	2,553,671
Diluted	$0.03	$0.06	$0.07	$0.03
Weighted-average common shares outstanding - diluted	2,565,105	2,553,671	2,559,020	2,553,671

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Changes in Stockholders’ Equity for the
Nine Months Ended September 30, 2012 and 2011
(unaudited)

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	2,553,671	$26	$25,980	$(7,882)	$201	$18,325
Stock-based compensation	-	-	158	-	-	158
Comprehensive income:
Net income	-	-	-	76	-	76
Other comprehensive income	-	-	-	-	79	79
Total comprehensive income						155
Balance at September 30, 2011	2,553,671	$26	$26,138	$(7,806)	$280	$18,638

Balance at December 31, 2011	2,553,671	$26	$26,146	$(7,640)	$507	$19,039
Stock-based compensation	-	-	38	-	-	38
Comprehensive income:
Net income	-	-	-	168	-	168
Other comprehensive income	-	-	-	-	723	723
Total comprehensive income
Balance at September 30, 2012	2,553,671	$26	$26,184	$(7,472)	$1,230	$19,968

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Statements of Cash Flows for the
Nine Months Ended September 30, 2012 and 2011
(unaudited)

	For the Nine Months
	Ended September 30,
($ in thousands)	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$168	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88	111
Provision for loan and lease losses	-	130
Net accretion of deferred loan fees/expenses	(3)	(36)
Net amortization of premiums on investment securities	1,122	529
Gain on sale of SBA loans	25	-
Loss on sale of other real estate owned	-	25
Gain on sale of available-for-sale securities	(569)	(556)
Federal Home Loan Bank stock dividend	(6)	(2
Recognition of stock-based compensation on stock options	38	158
Increase in bank-owned life insurance cash surrender value	(47)	-
Changes in operating assets and liabilities:
Accrued interest receivable	(123)	193
Other assets	3	177
Accrued interest payable	18	(25)
Accounts payable and other liabilities	(50)	92
Deferred loan fees/expenses, net	(289)	19
Net cash provided by operating activities	$375	$891

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment securities, available-for-sale	$(44,095)	$(47,845)
Proceeds from sales of investment securities, available-for-sale	31,828	34,963
Proceeds from maturities/pay downs of investment securities, available-for-sale	10,711	7,424
Loan originations funded, net	(6,078)	2,048
(Purchase) / redemption of Federal Reserve Bank stock	(35)	22
Purchase of bank-owned life insurance	(2,000)	-
Purchase of premises and equipment	(21)	(3)
Proceeds from sale of other real estate owned	-	1,813
Maturity / (purchase) of interest-bearing deposits with banks, net	1,000	(91)
Net cash used in investing activities	$(8,690)	$(1,669)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$6,486	$1,615
Net increase in securities sold under agreements to repurchase and federal funds purchased	1	44
Increase / (decrease) in FHLB advances	2,000	(1,500)
Principal payments on capital lease	(28)	(34)
Net cash provided by financing activities	$8,459	$125

Net increase / (decrease) in cash and cash equivalents	$144	$(653)
CASH AND CASH EQUIVALENTS
Beginning of period	1,800	936
End of period	$1,944	$283
(continued)

Solera National Bancorp, Inc.

Statements of Cash Flows for the
Nine Months Ended September 30, 2012 and 2011, (continued)
(unaudited)

	For the Nine Months Ended September 30,
($ in thousands)	2012	2011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$948	$1,257
Income taxes paid	$-	$-
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$723	79
Loans transferred to OREO	$-	$903

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2012, and the results of its operations for the three and nine months ended September 30, 2012 and 2011.  Cash flows are presented for the nine months ended September 30, 2012 and 2011.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation.  These reclassifications had no impact on stockholders’ equity or net income (loss) for the periods.  Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The Company has established a formal process for determining an adequate allowance for loan and lease losses.  The allowance for loan and lease losses calculation has two components.  The first component represents the allowance for loan and lease losses for impaired loans; that is, loans where the Company believes collection of the contractual principal and interest payments is not probable.  To determine this component of the calculation, impaired loans and leases are individually evaluated by either discounting the expected future cash flows or determining the fair value of the collateral, if repayment is expected solely from collateral.  The fair value of the collateral is determined using internal analyses as well as third-party information, such as appraisals.  That value, less estimated costs to sell, is compared to the recorded investment in the loan and any shortfall is charged-off.  Unsecured loans and loans that are not collateral-dependent are evaluated by calculating the discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The shortfall between the recorded investment in the loan and the discounted cash flows, or the fair value of the collateral less estimated costs to sell, represents the first component of the allowance for loan and lease losses.

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

At September 30, 2012, the Company had an allowance for loan and lease losses of $1.0 million.  We believe that this is adequate to cover probable losses based on currently available evidence.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan and lease losses may be needed if the economy declines, asset quality deteriorates, or the loss experience changes.

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

Interest and fees on loans:  Interest income is recognized daily in accordance with the terms of the note based on the outstanding principal balance.  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on loans is discontinued when principal or interest is 90 days past due based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the Bank’s recorded investment in the loan (the customer’s balance less any partial charge-offs) is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current and when, in the judgment of management, the loans are estimated to be fully collectible as to all interest and the Bank’s recorded investment.

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

Income (loss) per common share:  Basic earnings per common share, (EPS), is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is similar to basic EPS except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the period.  For the three and nine months ended September 30, 2012, the weighted-average dilutive stock options outstanding totaled 11,434 and 5,349, respectively.  Given the small amount of dilutive potential stock options, diluted EPS did not differ from basic EPS for the three or nine months ended September 30, 2012.  Similarly, since the vast majority of the Company’s stock options were out of the money during 2011, there were no dilutive potential common shares at September 30, 2011 and, therefore, no difference between diluted EPS and basic EPS.

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

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in Other Comprehensive Income and facilitate the convergence of U.S. GAAP with IFRS.  The update prohibits continued exclusive presentation of Other Comprehensive Income in the statement of stockholders’ equity.  The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements.  The amendments in the update are effective for the Company’s interim and annual reports beginning with the first quarter 2012.  The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows but did cause changes to the presentation of the Company’s Statements of Income.

During the first nine months of 2012, the FASB issued other accounting standards updates which may impact the banking community or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of September 30, 2012 and December 31, 2011 are as follows:

($ in thousands)	September 30, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
Corporate	$14,963	$543	$(173)	$15,333
State and municipal	16,836	366	(28)	17,174
Residential agency mortgage-backed securities (“MBS”)	51,892	622	(100)	52,414
Total securities available-for-sale	$83,691	$1,531	$(301)	$84,921

($ in thousands)	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
Corporate	$15,117	$161	$(460)	$14,818
State and municipal	3,691	198	(4)	3,885
Residential agency MBS	63,880	747	(135)	64,492
Total securities available-for-sale	$82,688	$1,106	$(599)	$83,195

The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 2012 and December 31, 2011 are shown below.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations with or without prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $10.7 million in proceeds from the maturity /prepayment of securities during the nine months ended September 30, 2012 (see our Consolidated Statements of Cash Flows on page 7) versus no dollars contractually maturing within one year as of December 31, 2011, as set forth in the table below.

($ in thousands)	September 30, 2012		December 31, 2011
	Amortized	Estimated Fair Value	Amortized	Estimated Fair
Securities available-for-sale:	Cost		Cost	Value

Due within one year	$1,004	$1,036	$-	$-
Due after one year through five years	6,309	6,514	8,540	8,583
Due after five years through ten years	20,763	21,223	13,799	13,720
Due after ten years	55,615	56,148	60,349	60,892
Total securities available-for-sale	$83,691	$84,921	$82,688	$83,195

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of September 30, 2012 and December 31, 2011.

	September 30, 2012
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities

Corporate	$-	$-	-	$4,327	$(173)	7	$4,327	$(173)	7
State and municipal	3,433	(28)	7	-	-	-	3,433	(28)	7
Residential agency MBS	13,006	(90)	13	1,290	(10)	2	14,296	(100)	15
Total temporarily-impaired	$16,439	$(118)	20	$5,617	$(183)	9	$22,056	$(301)	29

	December 31, 2011
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities

Corporate	$4,033	$(180)	8	$4,220	$(280)	7	$8,253	$(460)	15
State and municipal	502	(4)	1	-	-	-	502	(4)	1
Residential agency MBS	18,266	(135)	20	-	-	-	18,266	(135)	20
Total temporarily-impaired	$22,801	$(319)	29	$4,220	$(280)	7	$27,021	$(599)	36

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of September 30, 2012, no declines were deemed to be other than temporary.  The seven corporate securities that were in a continuous loss position for 12 months or longer at September 30, 2012 fluctuated in value primarily as a result of changes in market interest rates and the widening of spreads due to an increase in the perceived risk of these bonds largely due to the problems with European banks rather than due to a material deterioration in credit quality.  Further, the amount of unrealized loss on these corporate bonds has declined in 2012.

Anticipated increases in prepayment speeds on residential agency MBS, especially those with relatively high coupons, is the primary driver for the two mortgage-backed securities in a continuous loss position for 12 months or longer at September 30, 2012.  The Company has determined there is no credit impairment on these bonds since they carry the implicit guarantee of the U.S. government.  Further, the Company has the intent to hold the securities in an unrealized loss position as of September 30, 2012 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above, are not other than temporarily impaired.  Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2011, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $1.2 million at September 30, 2012, a 143% increase over the $507,000 net unrealized gain at December 31, 2011.

Sales of available-for-sale securities were as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Proceeds	$12,384	$9,905	$31,828	$34,963
Gross gains	$300	$333	$580	$685
Gross losses	$(11)	$-	$(11)	$(129)

The $11,000 of losses during the third quarter 2012 relates to the sale of one bond that was not in an unrealized loss position as of June 30, 2012.  The bond was a high-coupon, seasoned residential agency MBS which was experiencing accelerated prepayment speeds resulting in negative book yields.  Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $25.4 million at September 30, 2012 and $20.4 million at December 31, 2011, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The following table sets forth the composition of the loan portfolio according to the loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to its underlying collateral:

($ in thousands)	September 30, 2012	December 31, 2011

Commercial real estate (“CRE”)	$36,556	$37,862
Commercial and industrial	10,421	5,971
Residential real estate	12,836	10,460
Construction and land development	1,323	1,307
Consumer	528	45
GROSS LOANS	61,664	55,645
Net deferred loan expenses / (fees)	215	(77)
Allowance for loan and lease losses	(1,033)	(1,067)
LOANS, NET	$60,846	$54,501

During the first nine months of 2012, the Bank purchased fourteen loans with principal balances totaling approximately $4.5 million.  No loans were purchased during 2011.  During the second quarter 2012, the Bank sold the guaranteed portion of an SBA 7(a) note and recognized a $25,000 gain on sale.  No loans were sold during 2011.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes- Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $170,000 and $481,000 in loans receivable from related parties at September 30, 2012 and December 31, 2011, respectively.

The Company’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company’s loan portfolio consists primarily of loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.6 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2012 and 2011 is summarized as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Balance, beginning of period	$1,009	$1,284	$1,067	$1,175
Charge-offs	-	(225)	(88)	(236)
Recoveries	24	-	54	-
Provision for loan and lease losses	-	10	-	130
Balance, end of period	$1,033	$1,069	$1,033	$1,069

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

The tables below provide a rollforward, by portfolio segment, of the allowance for loan and lease losses for the three and nine months ended September 30, 2012 and 2011, respectively.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended September 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

Balance at June 30, 2012	$665	$247	$96	$1	$1,009
Charge-offs	-	-	-	-	-
Recoveries	-	14	10	-	24
Provision for loan and lease losses	32	(27)	(5)	-	-
Balance at September 30, 2012	$697	$234	$101	$1	$1,033

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Nine Months Ended September 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

Balance at December 31, 2011	$726	$244	$97	$-	$1,067
Charge-offs	-	-	(85)	(3)	(88)
Recoveries	-	44	10	-	54
Provision for loan and lease losses	(29)	(54)	79	4	-
Balance at September 30, 2012	$697	$234	$101	$1	$1,033

The components of the provision for loan and lease losses have changed during the nine months ended September 30, 2012 primarily due to the need to replenish the allowance for commercial and industrial loans following an $85,000 charge-off.  In aggregate, no provision expense was required during the three and nine month periods due to improving asset quality in both commercial and residential real estate secured loans.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended September 30, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

Balance at June 30, 2011	$723	$432	$128	$1	$1,284
Charge-offs	-	(109)	(116)	-	(225)
Recoveries	-	-	-	-	-
Provision for loan and lease losses	68	(145)	87	-	10
Balance at September 30, 2011	$791	$178	$99	$1	$1,069

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Nine Months Ended September 30, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

Balance at December 31, 2010	$524	$314	$336	$1	$1,175
Charge-offs	(11)	(109)	(116)	-	(236)
Recoveries	-	-	-	-	-
Provision for loan and lease losses	278	(27)	(121)	-	130
Balance at September 30, 2011	$791	$178	$99	$1	$1,069

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of September 30, 2012 and December 31, 2011.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 2:  Critical Accounting Policies, Provision and allowance for loan and lease losses).

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
September 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$-	$-	$13	$-	$13
Collectively evaluated for impairment	32,869	18,480	10,248	54	61,651
Total	$32,869	$18,480	$10,261	$54	$61,664

Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	697	234	101	1	1,033
Total	$697	$234	$101	$1	$1,033

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$274	$-	$336	$-	$610
Collectively evaluated for impairment	35,159	14,586	5,245	45	55,035
Total	$35,433	$14,586	$5,581	$45	$55,645

Allowance for loan losses
Individually evaluated for impairment	$-	$-	$-	$-	$-
Collectively evaluated for impairment	726	244	97	-	1,067
Total	$726	$244	$97	$-	$1,067

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

Reconciliation between Portfolio Segment and Class
September 30, 2012 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

CRE – owner occupied	$18,507	$-	$-	$-	$18,507
CRE – non-owner occupied	13,734	-	-	-	13,734
Commercial and industrial	-	-	10,261	-	10,261
Residential real estate	-	17,785	-	-	17,785
Construction and land development	628	695	-	-	1,323
Consumer	-	-	-	54	54
Total	$32,869	$18,480	$10,261	$54	$61,664

Reconciliation between Portfolio Segment and Class
December 31, 2011 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total

CRE – owner occupied	$16,337	$-	$-	$-	$16,337
CRE – non-owner occupied	18,367	-	-	-	18,367
Commercial and industrial	-	-	5,581	-	5,581
Residential real estate	-	14,008	-	-	14,008
Construction and land development	729	578	-	-	1,307
Consumer	-	-	-	45	45
Total	$35,433	$14,586	$5,581	$45	$55,645

Impaired Loans

The following tables provide detail of impaired loans broken out according to class as of September 30, 2012 and December 31, 2011.  The class level represents a slightly more detailed level than the portfolio segment level.  There was one impaired loan, totaling $13,000, as of September 30, 2012 compared to three impaired loans totaling $610,000 as of December 31, 2011.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans are on nonaccrual status and therefore do not have interest accruing.  The unpaid principal balance represents the unpaid principal prior to any partial charge-off.  There were no impaired loans with a related allowance as of September 30, 2012 or December 31, 2011.

Impaired Loans by Class as of September 30, 2012
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$-	$-	$-	$-	$-
CRE – non-owner occupied	-	-	-	-	-
Commercial and industrial	13	13	-	73	2
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$13	$13	$-	$73	$2

	Impaired Loans by Class as of December 31, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$-	$-	$-	$-	$-
CRE – non-owner occupied	274	494	-	345	-
Commercial and industrial	336	336	-	517	15
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$610	$830	$-	$862	$15

As of both September 30, 2012 and December 31, 2011, the impaired loans without a valuation allowance did not have a related allowance because they have either been partially charged-off, bringing them to their net realizable value, or are well-secured.

Troubled debt restructurings (TDRs) are included in impaired loans above.  No loans were modified as TDRs during the three or nine months ended September 30, 2012.  A TDR is considered to be in payment default once it is 90 days past due under the modified terms or when the loan is determined to be uncollectible and is classified as loss and charged-off.  One loan, totaling $85,000, that was restructured during the last 12 months subsequently defaulted and was charged-off during the second quarter 2012.

The following tables present loans, by class, that have been modified as TDRs during the three and nine months ended September 30, 2011, respectively:

TDRs during the Three Months Ended September 30, 2011
($ in thousands)	# of Loans	Pre-Modification Recorded Investment	Recorded Investment as of September 30, 2011
Loan Class
CRE – owner occupied	-	$-	$-
CRE – non-owner occupied	1	369	318
Commercial and industrial	1	99	95
Residential real estate	-	-	-
Construction and land development	-	-	-
Consumer	-	-	-
Total	2	$468	$413

The commercial real estate restructuring involves an extension of terms and the commercial and industrial modification involves a rate concession and an extension of terms.

TDRs during the Nine Months Ended September 30, 2011
($ in thousands)	# of Loans	Pre-Modification Recorded Investment	Recorded Investment as of September 30, 2011
Loan Class
CRE – owner occupied	-	$-	$-
CRE – non-owner occupied	1	369	318
Commercial and industrial	1	99	95
Residential real estate	1	161	-
Construction and land development	-	-	-
Consumer	-	-	-
Total	3	$629	$413

The CRE – non-owner occupied restructuring involves an extension of terms. The commercial and industrial modification involves a rate concession and an extension of terms. The residential real estate restructuring includes partial debt forgiveness and a rate concession.

At September 30, 2011, there were three loans with terms that were modified in a TDR; including the $413,000 shown in the table above.  None of the TDRs as of September 30, 2011 had a specific valuation allowance because the loans were well collateralized or had been partially charged-off to their net realizable values.  Year to date charge-offs on TDRs totaled $120,000 as of September 30, 2011.  As of September 30, 2011, the Company had two loans that were restructured within the last 12 months that subsequently defaulted.

Age Analysis of Loans

The following tables summarize, by class, our past due and nonaccrual loans as of the dates indicated.

Age Analysis of Loans by Class as of September 30, 2012
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual

CRE – owner occupied	$-	$-	$-	$-	$-
CRE – non-owner occupied	-	-	-	-	-
Commercial and industrial	-	-	-	13	13
Residential real estate	-	-	-	-	-
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$-	$-	$-	$13	$13

	Age Analysis of Loans by Class as of December 31, 2011
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual

CRE – owner occupied	$-	$1,040	$-	$-	$1,040
CRE – non-owner occupied	-	-	-	274	274
Commercial and industrial	-	-	-	336	336
Residential real estate	139	170	-	-	309
Construction and land development	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$139	$1,210	$-	$610	$1,959

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

As of September 30, 2012, and based on the most recent analysis performed during the month of September 2012, the recorded investment in each risk category of loans by class of loan is as follows:

	Credit Quality of Loans by Class as of September 30, 2012
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total

CRE – owner occupied	$15,572	$1,012	$1,923	$-	$18,507
CRE – non-owner occupied	11,604	2,130	-	-	13,734
Commercial and industrial	9,994	170	97	-	10,261
Residential real estate	17,143	-	642	-	17,785
Construction and land development	527	-	796	-	1,323
Consumer	42	12	-	-	54
Total	$54,882	$3,324	$3,458	$-	$61,664

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

NOTE 7 - DEPOSITS

Deposits are summarized as follows:

($ in thousands)	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand	$2,958	2%	$3,550	3%
Interest-bearing demand	8,299	7	9,355	8
Money market accounts	10,873	9	9,781	8
Savings accounts	45,646	36	49,073	41
Time deposits, less than $100,000	4,574	4	5,193	4
Time deposits, $100,000 or more	53,120	42	42,032	36
Total deposits	$125,470	100%	$118,984	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balances of related party deposits were approximately $3.2 million and $4.3 million at September 30, 2012 and December 31, 2011, respectively.

NOTE 8 — STOCK-BASED COMPENSATION

On September 20, 2012, the Board of Directors adopted the Company’s 2012 Long-Term Incentive Plan, (the “2012 Plan”).   Under the terms of the 2012 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to eligible persons, including officers and directors of the Company.  The 2012 Plan reserves 250,000 shares of common stock of the Company for issuance and does not terminate or amend the Company’s 2007 Stock Incentive Plan (the “2007 Plan”).  As of September 30, 2012, there were no grants made under the 2012 Plan.

Under the terms of the Company’s 2007 Plan, employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options.  The Board reserved approximately 510,700 shares of common stock for issuance under the 2007 Plan.  Of that, 481,270 are issued and outstanding, leaving 29,430 available for future grants as of September 30, 2012.  The 2007 Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The 2007 Plan provides for accelerated vesting if there is a change of control, as defined in the 2007 Plan.  The Company recognized stock-based compensation cost of approximately $13,000 and $43,000 during the three months ended September 30, 2012 and 2011, respectively and $38,000 and $158,000 during the nine months ended September 30, 2012 and 2011, respectively.  No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  The Company did not grant any options during the third quarter 2012.

During the three months ended September 30, 2012, no options were forfeited and 1,302 vested options expired unexercised.  During the third quarter 2011, 2,583 options were forfeited and no vested options expired unexercised.  No options were exercised during the three or nine months ended September 30, 2012 or 2011.  The Company recognized expense for approximately 13,000 options, representing a pro-rata amount of the options earned during the third quarter of 2012 that are expected to vest.  As of September 30, 2012, there was approximately $84,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 1.8 years.

The following is a summary of the Company’s outstanding stock options and related activity for the nine months ended September 30, 2012:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price

Outstanding at December 31, 2011	400,312	$1.93	$7.61
Granted	93,250	0.63	3.38
Exercised	-	-	-
Forfeited	(4,948)	0.60	3.15
Expired	(7,344)	1.79	7.95
Outstanding at September 30, 2012	481,270	$1.69	$6.84

The following is a summary of the Company’s outstanding stock options and related activity for the nine months ended September 30, 2011:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price

Outstanding at December 31, 2010	367,790	$2.43	$8.31
Granted	55,500	0.62	3.00
Exercised	-	-	-
Forfeited	(16,603)	2.11	8.30
Expired	(1,000)	1.32	5.90
Outstanding at September 30, 2011	405,687	$1.92	$7.59

NOTE 9 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Other general and administrative expenses:
Data processing	$83	$73	$242	$229
FDIC assessment	33	48	129	165
Regulatory and reporting fees	30	36	103	119
Marketing and promotions	46	23	94	64
Directors’ fees	27	22	69	68
Loan and collection expenses	11	41	63	76
OREO expense	11	-	44	-
Insurance	12	8	36	20
Telephone/communication	12	12	36	35
Travel and entertainment	12	11	35	26
Dues and memberships	10	8	25	21
Printing, stationery and supplies	8	6	21	20
ATM and debit card fees	4	4	12	10
Postage and shipping	3	3	10	10
Franchise taxes	3	3	8	10
Training and education	2	3	7	10
Operating losses / legal settlements	127	8	137	11
Miscellaneous other	4	5	13	15
Total	$438	$314	$1,084	$909

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

At September 30, 2012 and December 31, 2011, $6.5 million and $6.3 million, respectively, in unfunded commitments were outstanding whose contract amounts represent credit risk.

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

NOTE 11 — FAIR VALUE

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of September 30, 2012 and December 31, 2011, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2012
Investment securities, available-for-sale:
Corporate	$-	$15,333	$-	$15,333
State and municipal	-	17,174	-	17,174
Residential agency MBS	-	52,414	-	52,414
Total	$-	$84,921	$-	$84,921

Assets at December 31, 2011
Investment securities, available-for-sale:
Corporate	$-	$14,818	$-	$14,818
State and municipal	-	3,885	-	3,885
Residential agency MBS	-	64,492	-	64,492
Total	$-	$83,195	$-	$83,195

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2012
Impaired loans (Financial)	$-	$-	$-	$-
Other real estate owned (Non-financial)	$-	$-	$1,989	$1,989

Assets at December 31, 2011
Impaired loans (Financial)	$-	$-	$311	$311
Other real estate owned (Non-financial)	$-	$-	$1,989	$1,989

The $13,000 impaired loan at September 30, 2012 was carried at cost, as the fair value of the expected cash flows exceeded the book value, as such it is not presented in the table above.

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

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect further decline in fair value since the time the appraisal analysis was completed, if warranted.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.  OREO had a carrying amount of $1.8 million at both September 30, 2012 and December 31, 2011, based on the current appraisals less reasonable costs to sell of approximately $253,000 for the Company’s two OREO properties.  This value included partial charge-offs of $40,000 which were recorded during 2011.

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

The following methods and assumptions were used to estimate the fair value of significant financial instruments:

Cash and cash equivalents:  The carrying amounts of cash, due from banks and federal funds sold approximate their fair values.

Interest-bearing deposits with banks:  The carrying amount of interest-bearing deposits with banks is estimated using a discounted cash flow calculation that applies interest rates currently being offered for deposits of similar remaining maturities.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at September 30, 2012
Financial Assets:	Value	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,944	$1,944	$-	$-	$1,944
Interest-bearing deposits with banks	357	-	374	-	374
Investment securities	84,921	-	84,921	-	84,921
Loans, net	60,846	-	-	61,074	61,074
FHLB and FRB stocks	1,175	-	-	NA	NA
Bank-owned life insurance	2,047	-	-	2,047	2,047
Accrued interest receivable	707	-	516	191	707

Financial Liabilities:
Deposits, demand, savings and money market	$67,776	$-	$67,776	$-	$67,776
Time deposits	57,694	-	58,540	-	58,540
Securities sold under agreements to repurchase	254	-	254	-	254
FHLB advances	8,500	-	8,739	-	8,739
Accrued interest payable	74	-	74	-	74

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2011
Financial Assets:	Value	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,800	$1,800	$-	$-	$1,800
Interest-bearing deposits with banks	1,357	-	1,374	-	1,374
Investment securities	83,195	-	83,195	-	83,195
Loans, net	54,501	-	-	54,788	54,788
FHLB and FRB stocks	1,134	-	-	NA	NA
Accrued interest receivable	584	-	423	161	584

Financial Liabilities:
Deposits, demand, savings and money market	$71,759	$-	$71,759	$-	$71,759
Time deposits	47,225	-	47,917	-	47,917
Securities sold under agreements to repurchase	253	-	253	-	253
FHLB advances	6,500	-	6,692	-	6,692
Accrued interest payable	56	-	56	-	56

NOTE 12 – LEGAL CONTINGENCIES

During 2012, we were party to two legal matters, which were incidental to the operation of our business.  These matters were settled prior to trial and resulted in $135,000 of legal settlements to the Bank.  Although the Company was confident we would successfully defend against the claims, we agreed to settle to avoid costly litigation and business distraction.  Based upon information currently available to us, no further legal liability is likely to have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of September 30, 2012 and results of operations for the three and nine months ended September 30, 2012 and 2011.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

On June 29, 2012, the OCC terminated the Bank’s Consent Order; as such, the Bank is no longer subject to any formal or informal regulatory agreement.

Financial Condition

At September 30, 2012, the Company had total assets of $154.7 million, a $9.4 million, or 6% increase from $145.4 million in total assets at December 31, 2011 primarily due to increases in gross loans, up 11%, and a $2.0 million new investment in bank-owned life insurance made in the first quarter of 2012.  As of September 30, 2012, stockholders’ equity was $20.0 million, a $929,000 increase versus $19.0 million at December 31, 2011.  The increase was primarily due to the $723,000 increase in other comprehensive income related to changes in the fair value of available-for-sale securities, $168,000 of net income for the nine months ended September 30, 2012 and $38,000 of stock-based compensation expense related to the Company’s stock incentive plan.

Key Ratios

Ratio	September 30, 2012	December 31, 2011

Return on Average Assets	0.15%	0.17%
Return on Average Equity	1.15%	1.29%
Average Equity to Average Assets	12.97%	13.39%

Comparative Results of Operations for the Three Months Ended September 30, 2012 and 2011

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended September 30, 2012 compared to the financial condition and results of operations for the three months ended September 30, 2011.

Net income for the quarter ended September 30, 2012 was $74,000, or $0.03 per share, compared with net income of $159,000, or $0.06 per share, for the third quarter of 2011.  The $85,000 decrease was primarily the result of a $125,000 increase in noninterest expense primarily due to a legal settlement and associated legal fees.  This was partially offset by a $38,000 increase in net interest income after provision for loan and lease losses primarily due to reduced cost of funds and stabilizing asset quality which enabled the Bank to record no provision for loan and lease loss despite the $3.1 million increase in gross loans during the quarter.  These and other changes are discussed in more detail in the ensuing discussion.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

Table 1
($ in thousands)	Three Months Ended September 30, 2012			Three Months Ended September 30, 2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$60,255	$862	5.69%	$57,704	$841	5.78%
Investment securities**	87,012	505	2.31	76,226	578	3.01
FHLB and FRB stocks	1,170	11	3.70	1,137	8	2.87
Federal funds sold	565	1	0.21	1,168	1	0.22
Interest-bearing deposits with banks	357	2	2.19	705	1	0.84
Total interest-earning assets	149,359	$1,381	3.68%	136,940	$1,429	4.14%
Noninterest-earning assets	6,417			2,039
Total assets	$155,776			$138,979

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$56,805	$83	0.58%	$61,298	$157	1.01%
Interest-bearing checking accounts	8,662	18	0.83	10,821	28	1.02
Time deposits	57,822	184	1.26	37,566	158	1.67
Securities sold under agreements to repurchase and federal funds purchased	481	1	1.27	368	1	0.94
FHLB advances	8,561	34	1.56	6,521	51	3.09
Other borrowings	-	-	-	49	1	9.27
Total interest-bearing liabilities	132,331	$320	0.96%	116,623	$396	1.35%
Noninterest-bearing checking accounts	3,129			2,604
Noninterest-bearing liabilities	422			414
Stockholders' equity	19,894			19,338
Total liabilities and stockholders' equity	$155,776			$138,979

Net interest income		$1,061			$1,033

Net interest spread		2.72%			2.79%

Net interest margin		2.83%			2.99%

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

Table 2
($ in thousands)	Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$21	$(12)	$33
Investment securities	(73)	(186)	113
FHLB and FRB stocks	3	2	1
Federal funds sold	-	-	-
Interest-bearing deposits with banks	1	1	-
Total interest income	$(48)	$(195)	$147

Interest expense:
Money market and savings deposits	$(74)	$(63)	$(11)
Interest-bearing checking accounts	(10)	(5)	(5)
Time deposits	26	(20)	46
Securities sold under agreements to repurchase and federal funds purchased	-	-	-
FHLB advances	(17)	(88)	71
Other borrowings	(1)	-	(1)
Total interest expense	$(76)	$(176)	$100

Net interest income	$28	$(19)	$47

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

For the three months ended September 30, 2012, the Company’s net interest income increased $28,000, or 3%, compared to the three months ended September 30, 2011 despite the 16 basis point decrease in net interest margin which declined from 2.99% to 2.83%.  Most notable was the unfavorable decrease in yield on the Company’s investment securities, down 70 basis points from the prior year which was primarily attributable to the sale of longer-maturity, higher-yielding investments, along with principal payments received on mortgage-backed securities, which were reinvested in bonds that are earning at historically low rates.  This unfavorable decrease in rate was partially offset by a favorable decrease in the cost of interest-bearing liabilities, which declined 39 basis points from the comparable period in the prior year.  Contributing most significantly to the decline in interest-bearing liability costs was the $74,000 decrease in interest expense related to money market and savings deposits which is a result of management’s action in the second quarter of 2012 to implement a tiered rate structure on savings accounts and to significantly lower deposit rates across all balance tiers.  Additionally, the Company realized an $88,000 favorable rate decrease on FHLB advances due to the restructuring of $3.5 million in fixed-rate advances during the fourth quarter of 2011 that reduced the effective interest rate from 4.37% to 2.14% and extended the average maturity of those borrowings.  Although loan yields declined 9 basis points, total interest income from loans increased $21,000 due to the $2.6 million increase in the average volume of gross loans for the third quarter of 2012 compared to the third quarter of 2011.

The combination of the aforementioned factors resulted in further compression in the Company’s net interest spread (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) which declined 7 basis points from 2.79% for the quarter ended September 30, 2011 to 2.72% for the quarter ended September 30, 2012.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the third quarter of 2012, we did not recognize any provision for loan and lease losses reflecting improving asset quality.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the quarter ended September 30, 2012 was $329,000, a decrease of $2,000 from $327,000 for the third quarter 2011.  The Company sold securities for net gains of $289,000 during the third quarter 2012 as compared to $333,000 during the third quarter 2011.  Gains on the sale of securities are not part of the Bank’s expected ongoing operations and should not be considered recurring.  Additionally, the Company recognized $20,000 of other income during the third quarter 2012, compared to $3,000 during the third quarter 2011 primarily due to increases in the cash surrender value of bank-owned life insurance which the Company purchased during the first quarter 2012.  Service charges on deposits increased $4,000, or 25%, from third quarter 2011 primarily due to an increase in not-sufficient-fund fees.

Noninterest Expense

Our total noninterest expense for the quarter ended September 30, 2012 was $1.3 million, which was $125,000, or 10%, higher than the $1.2 million for the quarter ended September 30, 2011.  This increase included an increase in salaries and employee benefits of $22,000, or 4%, partially due to more employees and employee recruiting fees, partly offset by lower stock option expense.  Additionally, other general and administrative expense increased $124,000 primarily related to the settlement of a legal action and other items as detailed in Table 3, below:

Table 3
($ in thousands)	Three Months Ended September 30,		Increase/
Other general and administrative expenses:	2012	2011	(Decrease)

Data processing	$83	$73	$10
FDIC assessment	33	48	(15)
Regulatory and reporting fees	30	36	(6)
Marketing and promotions	46	23	23
Directors’ fees	27	22	5
Loan and collection expenses	11	41	(30)
OREO expense	11	-	11
Insurance	12	8	4
Telephone/communication	12	12	-
Travel and entertainment	12	11	1
Dues and memberships	10	8	2
Printing, stationery and supplies	8	6	2
ATM and debit card fees	4	4	-
Postage and shipping	3	3	-
Franchise taxes	3	3	-
Training and education	2	3	(1)
Operating losses / legal settlements	127	8	119
Miscellaneous other	4	5	(1)
Total	$438	$314	$124

Marketing and promotions costs increased $23,000 primarily due to increased business development efforts.   OREO expenses were $11,000 and are expected to continue to impact our operating results in the near term as we incur costs such as taxes, insurance, repairs and maintenance, among others, on two properties.  The $10,000 increase in data processing was primarily volume related.  The Company experienced a $15,000 decrease in FDIC assessments due to lower assessment rates.  Similarly, regulatory and reporting fees decreased due to lower fees imposed by the OCC, our primary regulator.  The $30,000 decrease in loan and collection expenses was the result of improved asset quality.  As reflected in the table above, all other costs remained fairly consistent with the third quarter 2011.

Income Taxes

No federal or state tax expense has been recorded for the three months ended September 30, 2012 and 2011, based upon net operating loss carry-forwards that can be used to offset approximately $3.3 million of taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2012 and December 31, 2011 is $0.

Comparative Results of Operations for the Nine Months Ended September 30, 2012 and 2011

The following discussion focuses on the Company’s financial condition and results of operations for the nine months ended September 30, 2012 compared to the financial condition and results of operations for the nine months ended September 30, 2011.  The Company’s principal operations for each of these periods consisted of the operations of Solera National Bank.

The Company recorded net income of $168,000, or $0.07 per share, for the nine months ended September 30, 2012 compared with a net income of $76,000, or $0.03 per share, for the nine months ended September 30, 2011.  The most notable items contributing to the increase in net income were a $109,000 increase in noninterest income, partially offset by a $21,000 decline in net interest income after the provision for loan and lease losses.  These variances are discussed in more detail in the ensuing narrative.

As of September 30, 2012, the Company had total assets of $154.7 million, an increase of $9.4 million, or 6%, from December 31, 2011.  Net loans increased 12%, from $54.5 million at December 31, 2011 to $60.8 million at September 30, 2012.  Similarly, the Company’s total deposits increased 5% to $125.5 million as of September 30, 2012.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the net interest income from average interest-earning assets and average interest-bearing liabilities and the resultant annualized yields expressed in percentages.

Table 4
($ in thousands)	Nine Months Ended September 30, 2012			Nine Months Ended September 30, 2011
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees	$57,047	$2,437	5.71%	$58,011	$2,512	5.79%
Investment securities**	85,416	1,548	2.42	75,102	1,897	3.38
FHLB and FRB stocks	1,155	29	3.34	1,137	25	2.98
Federal funds sold	640	2	0.22	1,072	2	0.22
Interest-bearing deposits with banks	375	6	2.09	720	3	0.59
Total interest-earning assets	144,633	$4,022	3.71%	136,042	$4,439	4.36%
Noninterest-earning assets	5,755			2,470
Total assets	$150,388			$138,512

Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$57,444	$278	0.65%	$61,610	$511	1.11%
Interest-bearing checking accounts	8,845	55	0.84	11,287	95	1.12
Time deposits	52,619	531	1.35	37,685	460	1.63
Securities sold under agreements to repurchase and federal funds purchased	532	4	1.13	564	5	1.09
FHLB advances	7,865	98	1.66	5,860	157	3.59
Other borrowings	-	-	-	60	4	9.42
Total interest-bearing liabilities	127,305	$966	1.01%	117,066	$1,232	1.41%
Noninterest-bearing checking accounts	3,162			2,387
Noninterest-bearing liabilities	413			381
Stockholders' equity	19,508			18,678
Total liabilities and stockholders' equity	$150,388			$138,512

Net interest income		$3,056			$3,207

Net interest spread		2.70%			2.95%

Net interest margin		2.82%			3.15%

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

Table 5
($ in thousands)	Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$(75)	$(35)	$(40)
Investment securities	(349)	(677)	328
FHLB and FRB stocks	4	4	-
Federal funds sold	-	-	-
Interest-bearing deposits with banks	3	3	-
Total interest income	$(417)	$(705)	$288

Interest expense:
Money market and savings deposits	$(233)	$(201)	$(32)
Interest-bearing checking accounts	(40)	(21)	(19)
Time deposits	71	(55)	126
Securities sold under agreements to repurchase and federal funds purchased	(1)	-	(1)
FHLB advances	(59)	(163)	104
Other borrowings	(4)	-	(4)
Total interest expense	$(266)	$(440)	$174

Net interest income	$(151)	$(265)	$114

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

The Federal Reserve Board influences the general market rates of short-term interest, including the deposit and loan rates offered by the Bank. The Bank’s loan portfolio is significantly affected by changes in the prime interest rate. The prime interest rate has remained at 3.25% since December 2008 and, thus, has had no impact on the change in loan yields during this time period. The federal funds rate, which is the cost of immediately available, overnight funds, has behaved in a similar manner, changing insignificantly since the end of 2008. However, other treasury rates have hit historic lows in recent months. Our Bank’s loan portfolio has been less impacted by these low rates but our investment portfolio has seen sharp declines given this interest rate environment.

As reflected in Table 4 above, the 33 basis point decrease in the Company’s net interest margin, from 3.15% for the nine months ended September 30, 2011 to 2.82% for the same period in 2012 is due to the decline in interest income earned on interest-earning assets outpacing the decline in interest expense on interest-bearing liabilities.  The Bank’s yield on interest-earning assets decreased 65 basis points from 4.36% for the nine months ended September 30, 2011 to 3.71% for the nine months ended September 30, 2012.  This decline is primarily due to a decrease in the Bank’s yield on investment securities which decreased 96 basis points during this time period.  This decrease is attributable to the sale of longer-maturity, higher-yielding investments, along with principal payments received on mortgage-backed securities, which were reinvested in bonds that are earning at historically low rates.

The rate paid on money market, savings and time deposits all decreased year-over-year due to a lower interest rate environment as well as the implementation of a tiered rate structure on savings accounts during the second quarter of 2012.  This, in conjunction with the restructuring of $3.5 million in fixed-rate FHLB advances during the fourth quarter 2011, which produced a $163,000 savings due to lower rates, enabling the Bank to save 40 basis points on the cost of interest-bearing liabilities during the nine months ended September 30, 2012 as compared to the same period of 2011.

The Company’s balance sheet is currently marginally asset sensitive, meaning that interest-earning assets generally reprice more quickly than interest-bearing liabilities.  Therefore, the Company could experience expansion in its net interest margin during periods of rising short-term interest rates.

Total interest income was $4.0 million for the nine months ended September 30, 2012, consisting primarily of interest on loans of $2.4 million and interest on investment securities of $1.5 million.  Average gross loans, net of unearned fees, declined $1.0 million, to $57.0 million at September 30, 2012.  Average investment securities increased $10.3 million from $75.1 million at September 30, 2011 to $85.4 million at September 30, 2012.

Total interest expense was $966,000 for the nine months ended September 30, 2012, a decrease of $266,000 from $1.2 million during the same period of 2011.  Net interest income was $3.1 million for the first nine months of 2012, a decrease of $151,000, or 5%, from $3.2 million for the same period of 2011.  Our net interest spread decreased 25 basis points from 2.95% for the nine months ended September 30, 2011 to 2.70% for the nine months ended September 30, 2012.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the first nine months of 2012, our provision for loan and lease losses was $0 compared to $130,000 for the same time period of 2011.  Impaired loans totaled $13,000 at September 30, 2012 versus $986,000 at September 30, 2011.  The decrease in provision expense during the first nine months of 2012 is primarily a reflection of improving asset quality.    See additional discussion below under Financial Condition, Nonperforming Loans, Leases and Assets.

Noninterest Income

Noninterest income for the nine months ended September 30, 2012 was $697,000, a $109,000, or 19%, increase from $588,000 for the nine months ended September 30, 2011.  This increase was due to the following items:

A)	A $13,000 increase in gains from the sales of investment securities. Gains on the sale of securities are not part of the Bank’s expected ongoing operations and should not be considered recurring.

B)	A $44,000 increase in other income due primarily to increases in the cash surrender value of bank-owned life insurance which the Company purchased during the first quarter 2012.

C)	A $25,000 gain related to the sale of the guaranteed portion of an SBA 7(a) loan during the second quarter of 2012.

D)
Additionally, the Company experienced a $25,000 loss on the sale of OREO during the third quarter of 2011, which negatively impacted total noninterest income for the nine months ended September 30, 2011.

Noninterest Expense

Although total noninterest expense remained relatively unchanged at $3.6 million for the nine months ended September 30, 2012, a $4,000 decrease compared to the same period in 2011, the individual components fluctuated more significantly, as detailed below:

A)
Salaries and employee benefits decreased $141,000, or 7%, related to the following:  1) costs associated with the separation agreement of an employee recorded during the first quarter of 2011, 2) increased salary expense deferral on loan originations which directly correlates to more loans closed during the first nine months of 2012 compared to 2011, and 3) reduced stock option expense, as many of the Company’s options are now fully vested.

B)	Decreased occupancy expense of $28,000, or 7%, year-over-year primarily due to a lease extension that was negotiated at a reduced rate.

C)	Decreased professional fees of $10,000, partially offset by a $175,000, or 19%, increase in other general and administrative expenses as detailed in Table 6, below:

Table 6
($ in thousands)	Nine Months Ended September 30,		Increase/
Other general and administrative expenses:	2012	2011	(Decrease)

Data processing	$242	$229	$13
FDIC assessment	129	165	(36)
Regulatory and reporting fees	103	119	(16)
Marketing and promotions	94	64	30
Directors’ fees	69	68	1
Loan and collection expenses	63	76	(13)
OREO expense	44	-	44
Insurance	36	20	16
Telephone/communication	36	35	1
Travel and entertainment	35	26	9
Dues and memberships	25	21	4
Printing, stationery and supplies	21	20	1
ATM and debit card fees	12	10	2
Postage and shipping	10	10	-
Franchise taxes	8	10	(2)
Training and education	7	10	(3)
Operating losses / legal settlements	137	11	126
Miscellaneous other	13	15	(2)
Total	$1,084	$909	$175

The most significant changes included increases of:

A)	$126,000 in operating losses / legal settlements primarily related to legal settlements;

B)	$44,000 related to expenses incurred on the Bank’s two OREO properties;

C)	$30,000 in marketing and promotion expenses partially due to increased business development efforts and partially due to costs incurred to improve our website and on-line banking platform;

D)	$16,000 in insurance expenses from enhanced coverage obtained during the third quarter of 2011;

E)	$13,000 in data processing due to increased customer volumes; and

F)	$9,000 in travel and entertainment correlated to an increase in loan demand.

We expect OREO expense to continue to impact our 2012 operating results as we incur costs such as taxes, insurance, repairs and maintenance, among others, on these properties.  Additionally, management realizes there is some exposure to additional impairment on these properties if there are declines in real estate values.

These increases were partially offset by decreases of:

A)	$36,000 in FDIC fees due to lower assessment rates;

B)	$16,000 in regulatory and reporting fees due to lower SEC reporting costs and lower OCC assessment fees; and

C)	$13,000 in loan and collection expenses reflecting improving asset quality.

Income Taxes

No federal or state tax expense has been recorded for the nine months ended September 30, 2012 and 2011, based upon significant operating loss carry-forwards that can be used to offset approximately $3.3 million of taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2012 and December 31, 2011 is $0.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At September 30, 2012, the Bank had a total of $1.2 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $521,000 in Federal Reserve Bank stock and $654,000 in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of September 30, 2012, the Federal Reserve Bank stock was yielding an average rate of 5.9% and the FHLB stock was yielding an average rate of 1.3%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy approved by our Board of Directors.

At September 30, 2012, Solera National Bank’s investment portfolio consisted of available-for-sale securities of $84.9 million. The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at September 30, 2012 and December 31, 2011. The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations with or without prepayment penalties. As a result, the timing with which principal payments are received on MBS securities is not represented in the tables below. For instance, we received $10.7 million in proceeds from the maturity /prepayment of securities during the nine months ended September 30, 2012 (see our Consolidated Statements of Cash Flows on page 7) versus no dollars contractually maturing within one year as of December 31, 2011, as set forth in the table below:

	At September 30, 2012
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
Corporate	$1,036	5.63%	$4,914	2.83%	$9,383	3.27%	$-	-%
State and municipal	-	-	1,600	4.93	10,775	3.39	4,799	3.22
Residential agency MBS	-	-	-	-	1,065	2.69	51,349	1.85
Total	$1,036	5.63%	$6,514	3.35%	$21,223	3.30%	$56,148	1.96%

	At December 31, 2011
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
Corporate	$-	-%	$6,794	3.39%	$8,024	4.14%	$-	-%
State and municipal	-	-	1,789	4.33	2,096	4.39	-	-
Residential agency MBS	-	-	-	-	3,600	2.86	60,892	2.00
Total	$-	-%	$8,583	3.59%	$13,720	3.84%	$60,892	2.00%

Loan Portfolio

The following table presents the composition of our loan portfolio by category as of the dates indicated:

($ in thousands)	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total

Commercial real estate	$36,556	59%	$37,862	68%
Commercial and industrial	10,421	17	5,971	11
Residential real estate	12,836	21	10,460	19
Construction and land development	1,323	2	1,307	2
Consumer	528	1	45	-
GROSS LOANS	61,664	100%	55,645	100%
Deferred loan expenses / (fees)	215		(77)
Allowance for loan and lease losses	(1,033)		(1,067)
LOANS, NET	$60,846		$54,501

As of September 30, 2012, gross loans were $61.7 million, an increase of $6.0 million, or 11%, from $55.6 million at December 31, 2011. Net loans were 39% and 37% of total assets at September 30, 2012 and December 31, 2011, respectively. The Bank closed approximately $5.8 million in new originations during the third quarter 2012 which was offset by approximately $2.7 million in loan pay downs, primarily the result of intense competition for strong borrowers. For the nine months ended September 30, 2012, the Bank closed approximately $12.4 million in new originations offset by approximately $6.4 million in loan pay downs. During the first nine months of 2012, the Bank purchased fourteen loans with principal balances totaling approximately $4.5 million. No loans were purchased during 2011. During the second quarter 2012, the Bank sold the guaranteed portion of an SBA 7(a) note and recognized a $25,000 gain on sale. No loans were sold during 2011.

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

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. Solera National Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following tables set forth information at September 30, 2012 and December 31, 2011, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

($ in thousands)	September 30, 2012
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans

Commercial real estate	$2,259	$9,279	$25,018	$-	$36,556
Commercial and industrial	3,336	3,589	3,002	494	10,421
Residential real estate	738	2,751	1,180	8,167	12,836
Construction and land development	1,155	168	-	-	1,323
Consumer	10	506	-	12	528
Gross Loans Receivable	$7,498	$16,293	$29,200	$8,673	$61,664

($ in thousands)	December 31, 2011
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans

Commercial real estate	$805	$13,064	$23,993	$-	$37,862
Commercial and industrial	2,422	2,787	762	-	5,971
Residential real estate	-	2,461	1,200	6,799	10,460
Construction and land development	1,150	157	-	-	1,307
Consumer	11	24	-	10	45
Gross Loans Receivable	$4,388	$18,493	$25,955	$6,809	$55,645

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	September 30, 2012	December 31, 2011

Nonaccrual loans and leases	$13	$610
Other impaired loans	-	-
Total nonperforming loans	13	610
Other real estate owned	1,776	1,776
Total nonperforming assets	$1,789	$2,386

Nonperforming loans	$13	$610
Allocated allowance for loan and lease losses to nonperforming loans	-	-
Net investment in nonperforming loans	$13	$610

Accruing loans past due 90 days or more	$-	$-
Loans past due 30-89 days	$-	$1,349	(1)

Loans charged-off, year-to-date	$88	$276
Recoveries, year-to-date	(54)	(13)
Net charge-offs, year-to-date	$34	$263
Allowance for loan and lease losses	$1,033	$1,067

Allowance for loan and lease losses to gross loans	1.68%	1.92%
Allowance for loan and lease losses to nonaccrual loans	NM (2)	174.92%
Allowance for loan and lease losses to nonperforming loans	NM (2)	174.92%
Nonaccrual loans to loans, net of deferred fees/expenses	0.02%	1.10%
Loans 30-89 days past due to loans, net of deferred fees/expenses	0.00%	2.43%
Nonperforming assets to total assets	1.16%	1.64%

(1) The $1.3 million of past due loans at December 31, 2011 were brought current as of January 10, 2012.
(2) Not meaningful due to the insignificant amount of nonperforming loans at September 30, 2012.

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2012, Solera National Bank had substandard loans totaling $3.5 million, and no loans classified as doubtful or loss. Of the $3.5 million in substandard loans, only $13,000 was 30 days or more past due. As of December 31, 2011, the Bank had $4.6 million classified as substandard and no loans classified as doubtful or loss.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.0 million, or 1.68% of outstanding principal as of September 30, 2012.  We did not recognize any provision expense during the three or nine months ended September 30, 2012, reflecting improving asset quality.  We recognized provision expense of $10,000 during the third quarter of 2011 and $130,000 for the nine months ended September 30, 2011, primarily due to an increase in classified loans.

The following table sets forth the allowance for loan and lease losses activity for the three and nine months ended September 30, 2012 and 2011:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Balance at beginning of period	$1,009	$1,284	$1,067	$1,175
Provision charged to expense	-	10	-	130
Loans charged-off:
Commercial real estate	-	-	-	(11)
Commercial and industrial	-	(116)	(85)	(116)
Residential real estate	-	(109)	-	(109)
Construction and land development	-	-	-	-
Consumer	-	-	(3)	-
Total loans charged-off	-	(225)	(88)	(236)
Recoveries on loans previously charged-off:
Commercial real estate	-	-	-	-
Commercial and industrial	10	-	10	-
Residential real estate	14	-	44	-
Construction and land development	-	-	-	-
Consumer	-	-	-	-
Total recoveries	24	-	54	-
Balance at end of period	$1,033	$1,069	$1,033	$1,069

Annualized net charge-offs (recoveries) to average gross loans	(0.16)%	1.56%	0.08%	0.54%

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

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $6.5 million and $6.3 million as of September 30, 2012 and December 31, 2011, respectively.

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

Borrowings

As of September 30, 2012, the Bank had $8.5 million in fixed-rate borrowings from the Federal Home Loan Bank of Topeka (FHLB) with varying maturity dates between June 2014 and November 2017 and a weighted-average effective interest rate of 1.57%.

The Bank has also established unsecured Federal Funds lines-of-credit totaling $9.1 million with various correspondent banks.  Additionally, the Bank has access to the Federal Discount window.  As of September 30, 2012, the Company had nothing outstanding on these lines.

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

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at September 30, 2012:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1

Actual regulatory capital	$16,516	$17,549	$16,516
Well-capitalized requirement	5,526	9,210	7,790
Excess regulatory capital	$10,990	$8,339	$8,726
Capital ratios	17.9%	19.1%	10.6%
Minimum capital requirement	4.0%	8.0%	4.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

On June 7, 2012, the Board of Governors of the Federal Reserve System, the FDIC and the OCC announced proposed changes to the capital requirements of banks, known as Basel III. These capital standards could substantially increase the complexity of capital calculations and the minimum capital required to be maintained to meet well-capitalized standards. The potential impact of Basel III on Solera National Bank includes, but is not limited to, the potential need to increase capital in the future to comply with the new well-capitalized standards which may dilute shareholder value; reduced lending and negative pressure on profitability due to higher capital requirements on loan products; and/or additional constraints on the ability to pay common stock dividends. The Company is currently evaluating the effects of the proposed Basel III guidelines and will continue to monitor the effective date for implementing these proposed changes.

Liquidity

The primary source of liquidity for the Company is dividends paid by Solera National Bank.  The board of directors intends to retain earnings to promote growth, build capital and recover any losses incurred in prior periods.  Accordingly, we do not expect to receive dividends from the Bank, or to pay dividends to our stockholders, in the foreseeable future.  In addition, banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends.

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

Additionally, the Company is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Company to service its depositors’ needs.  As of September 30, 2012 and December 31, 2011, the Bank had $8.0 million and $11.8 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity.  Solera National Bank does not intend to aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available.  Additionally, management does not anticipate the need to access capital markets to obtain additional liquidity in the near term.  As of September 30, 2012 and December 31, 2011, the loan to deposit ratio was 49% and 47%, respectively.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $53.4 million of available funding as of September 30, 2012, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.1 million with three correspondent banks.  These lines either expire during 2012, or can be terminated at any time; however, it is not anticipated that these lines will be terminated and the Bank expects to be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis.

The Company had cash and cash equivalents of $1.9 million, or 1.3% of total assets, at September 30, 2012.  Additionally, the Company had $84.9 million in available-for-sale investment securities, or 55% of total assets, at September 30, 2012.  Management believes Solera National Bank will have adequate liquidity to meet anticipated future funding needs.

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Dated: November 13, 2012	/s/ Douglas Crichfield
Douglas Crichfield
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2012	/s/ Robert J. Fenton
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