Form 10-K
period 2012-12-31
Solera National Bancorp, Inc.
filed 2013-03-21
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Common Stock, par value
$.01 per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 29, 2012 was $8,684,944.

The number of shares of common stock, par value $0.01 share, of the Registrant outstanding as of March 14, 2013, was 2,653,671.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s definitive proxy statement for its 2013 Annual Meeting of Stockholders, expected to be held in May 2013, are incorporated by reference into Part III of this Form 10-K.

SOLERA NATIONAL BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

PART I

INTRODUCTORY NOTE. CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Report on Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Solera National Bancorp, Inc. (the “Company”) and its subsidiary, Solera National Bank (the “Bank,” collectively with the Company, sometimes referred to as “we,” “us” and “our”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this Annual Report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this Report. The statements are representative only as of the date they are made, and the Company undertakes no obligation to update any forward-looking statement.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company’s results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

●	the Company has a limited operating history upon which to base an estimate of its future financial performance;

●	management of Solera National Bank may be unable to limit credit risk associated with its loan portfolio, which would affect the Company’s profitability;

●	general economic conditions may be less favorable than expected, causing an adverse impact on our financial performance;

●	we are subject to extensive regulatory oversight, which could restrain our growth and profitability;

●	our new residential mortgage lending division may expose us to increased operating and compliance risks;

●	interest rate volatility could significantly harm our business;

●	the Company may not be able to raise additional capital on terms favorable to it;

●	the effects of competition from a variety of competitors; and

●	other factors including those disclosed under “Part I – Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

At this time, the Company engages in no material business operations other than owning and managing the Bank.  At December 31, 2012, Solera National Bancorp, Inc. had no employees, as all staff are employees of the Bank.

Solera National Bank. - On September 10, 2007, the Bank began banking operations as a federally-chartered national bank, having received all necessary regulatory approvals. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank (“FRB”).

On June 29, 2012, the OCC terminated the Amended Consent Order (the “Consent Order”) by and between the OCC and Solera National Bank which was entered into on December 16, 2010.  The Consent Order replaced and superseded the consent order entered into on March 18, 2010 by the Bank.  As such, the Bank is no longer subject to any formal or informal regulatory agreement.

Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado that offers a broad range of commercial and consumer banking services to small- and medium-sized businesses, licensed professionals and individuals primarily located in the six-county Denver metropolitan area.  While the Bank serves the entire community, it has a specialized focus serving the local Hispanic and other minority populations which it believes are currently underserved.

In December 2012, the Company launched a residential mortgage division with five loan production offices in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango.  With the addition of more than 50 mortgage professionals, the Bank now offers residential mortgage loans, the vast majority of which will be sold on the secondary market.  In the aftermath of the recent economic recession and the changing regulatory environment, we concluded that a combination of disruption in the residential mortgage lending market, the stringent underwriting standards which followed, and the historically low interest rate environment, presented a significant opportunity to expand our residential mortgage lending capabilities.  As a result, we spent considerable effort exploring options, and in 2012, we identified a group of mortgage professionals seeking to align with a bank.  After an extended due diligence period, we determined that this group brought the skills and experience required to enter this line of business thereby increasing franchise value. As of December 31, 2012, the Bank had 63 full-time equivalent employees.  That number reached 82 employees during the first quarter 2013 after the new residential mortgage division became fully operational.

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

Philosophy and Strategy

Solera National Bank operates as a full-service community bank and mortgage banking operation offering a wide array of financial products and services while emphasizing prompt, personalized customer service.  The Bank believes that this philosophy, encompassing the service aspects of community banking, distinguishes the Bank from its competitors.

To carry out its philosophy, the Bank’s business strategy involves the following:

●	capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its Directors, executive officers and Community Advisory Council members;

●	hiring and retaining experienced and qualified banking personnel, several of whom are fluent in Spanish;

●	providing personalized customer service with consistent, local decision-making authority;

●	utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

●	operating from a highly visible and accessible banking office in close proximity to concentrations of targeted commercial businesses, professionals and individuals; and

●	utilizing an effective business development calling program.

Market Opportunities

Primary Service Area.  Solera National Bank’s primary service area for its community banking operation is the six-county Denver metropolitan area.  The Bank’s main office is located at 319 South Sheridan Boulevard in Lakewood, Colorado.  According to information gathered from SNL Analytics, within a three mile radius of the Bank’s main office, there are approximately 7,250 businesses, 97,000 employees and 198,000 residents.  The Bank is targeting these small- to mid-sized businesses, as well as local residents.  This location offers the ability to target Hispanic and other minority populations as approximately 52% are Hispanic households within three miles of the Bank’s main office.  Most of the Bank’s customers are from our primary service area.  With the addition of the residential mortgage division, the Bank now has a presence in Boulder, Colorado Springs, the Denver Tech Center and Durango.

National Economy.  On a national level, the economic recovery stalled in the fourth quarter of 2012.  However, most economic indicators showed positive growth for the year, with momentum heading into 2013.   The second estimate release by the Bureau of Economic Analysis on February 28, 2013 showed that the U.S. GDP increased at an annual rate of only 0.1 percent in the fourth quarter. The increase in real GDP in the fourth quarter primarily reflected positive contributions from personal consumption expenditures (PCE), nonresidential fixed investment, and residential fixed investment that were partly offset by negative contributions from private inventory investment, federal government spending, exports, and state and local government spending.  Imports, which are a subtraction in the calculation of GDP, decreased.  Job and income gains are expected to continue, along with further strengthening in the housing market.  Consumer confidence readings declined in January, with the majority of respondents indicating concerns over their financial situation driven largely by federal tax increases and spending cuts.

The U.S. economy added 236,000 jobs in February while hiring in December was revised upward by 23,000 and January was revised downward by 38,000, according to figures released by the U.S. Labor Department on March 8, 2013.  The unemployment rate edged down to 7.7%, but has shown little net movement since September 2012.  Although the job market is improving, the pace of improvement still remains too slow to absorb the approximately 22.6 million people who are either out of work or underemployed.

Colorado Economy.  According to statistics released on March 18, 2013 by the Colorado Department of Labor and Employment, nonfarm payroll jobs in Colorado increased by 7,100 from December to January for a total of 2,342,900 jobs, according to the survey of business establishments.  According to the survey of households, the unemployment rate decreased two-tenths of a percentage point to 7.3%.  The number of people actively participating in the labor force increased 6,000 to 2,753,500 and total employment increased 11,800 to 2,552,800 causing the number of unemployed to decline 5,800.

Over the year, the unemployment rate is down 1% from 8.3% in January 2012.  The number of Coloradans participating in the labor force increased 12,000, total employment increased 38,100 and the number of unemployed decreased 26,100.

Denver Metropolitan Area Economy.  Economic indicators released for 2012 show positive signs of growth, with the year proving to be stronger than expected.  The unemployment average for 2012 was lower than in 2011, home sales and median home prices are slowly increasing, and stock market returns are encouraging considering recent turmoil in fiscal policies, according to data compiled by the Metro Denver Economic Development Corporation (Metro Denver EDC) in its Monthly Economic Summary for February 2013.  However, consumer confidence remains uneasy.  The Denver metro area's unemployment rate remained stable at 7.2 percent in December.  The year-to-date average shows Metro Denver’s rate for 2012 was 7.7 percent.  For 2012, employment increased by 34,500 jobs over 2011, an increase of 2.5 percent.

Management believes that our primary market has begun to stabilize compared to the significant negative trends experienced at the height of the recession.  However, there can be no guarantee that continued concerns about the global economy will not have an adverse impact on the local economy in which we operate.

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

According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2012, most of the deposits held in traditional banking institutions in the Bank’s primary banking market were attributable to super-regional banks (serving several states) and branch offices of out-of-state banks.  The Company believes that banks headquartered outside of its primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers.  Through its local ownership and management, the Company believes Solera National Bank is positioned to efficiently provide these customers with loan, deposit and other financial products tailored to fit their specific needs.  We believe that we can compete effectively with larger and more established banks through an active business development program and by offering local access, competitive products and services, and more responsive customer service.

Business Strategy

Operating Strategy.  In order to achieve the level of prompt, responsive service necessary to attract customers and to develop the Bank’s image as a local bank with a community focus, we have employed the following operating strategies:

●
Experienced senior management.  Our senior management possesses extensive experience in the banking industry, as well as substantial business and banking contacts in our primary service area.  Additionally, our newly hired President of the residential mortgage division has extensive experience managing mortgage banking activities.

●
Quality employees. We have hired, and will continue to hire, highly-trained and seasoned staff. Ongoing training provides the staff with extensive knowledge of the Bank’s products and services enabling our employees to answer questions and resolve customer issues quickly.  We have hired staff fluent in Spanish to serve diverse banking customers, including the Hispanic community.

●
Community-oriented Board of Directors.  The Bank’s directors are either experienced bankers or local business and community leaders.  All of our Directors are currently or have been residents of the Bank’s primary service area, and most have significant business ties to the Bank’s primary service area, enabling them to be sensitive and responsive to the needs of the community. Additionally, the Board of Directors encompasses a wide variety of business experience and community involvement.

●
Well situated sites.  The main banking office, located at 319 South Sheridan Boulevard in Lakewood, Colorado, occupies a highly visible location at a major traffic intersection.  This site gives the Bank highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area. Each of the mortgage offices is located in active mortgage markets with excellent access to a broad customer base.

●
Individual customer focus.  The Bank is able to respond to credit requests quickly and be more flexible in approving loans based on collateral quality and personal knowledge of the customer.  Clients enjoy the convenience of on-site visits by the Bank’s business relationship managers and business consultation services.

●
Financial education and information resource center. The Bank serves as a financial and information center for the community, sponsoring professionals to conduct seminars and workshops on a variety of subjects of interest.

●
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

●	Marketing and advertising. The most significant marketing efforts include sponsorships of community events, support of local non-profits and the calls on contacts provided primarily by Bank officers.

Growth Strategies.  We have implemented the following growth strategies:

●
Capitalize on community orientation.  Management is capitalizing on the Bank’s position as an independent, community bank to attract individuals, professionals and local business customers that may be underserved by larger banking institutions in its market area.  As discussed previously, this includes tailoring services to the needs of the local community, particularly the Hispanic population.

●
Capitalize on newly launched residential mortgage lending division.  Management will be implementing cross-selling strategies targeting our banking and residential mortgage customers.  Additionally, management is evaluating the opportunity to convert one or more of the recently acquired residential mortgage loan production offices into deposit-taking locations which should increase the number of customer relationships and core deposits.

●
Emphasize local decision-making.  We are able to differentiate ourselves from the major regional banks operating in our market area by offering local decision-making by experienced bankers.  This helps the Bank attract local businesses and service-minded customers.

●
Attract experienced lending officers.  Solera National Bank has hired experienced, well-trained lending officers.  By hiring experienced lending officers, the Bank is able to grow more rapidly than it would if it hired inexperienced lending officers.

●
Offer fee-generating products and services.  The Bank’s range of services, pricing strategies, interest rates paid and charged, and hours of operation are structured to attract its target customers and increase its market share.  Solera National Bank strives to offer the small business person, professional, entrepreneur, home buyer and consumer, competitively priced products and services while utilizing technology and strategic outsourcing to increase fee revenue.  Our mortgage operation is expected to significantly enhance our noninterest income.

●
Small business lending.  The Bank provides services and capabilities for small- to medium-sized businesses utilizing long-term financing for business acquisition, debt refinancing, working capital, real estate and equipment.  The Bank has hired loan officers with extensive knowledge of small-business lending to provide adequate funding for the needs of these potential customers.

Lending Services

Lending Policy.  The Bank offers a full range of lending products including mortgage loans for both purchase and refinance customers, commercial loans to small- to medium-sized businesses, professionals, and consumer loans to individuals.  The Bank understands that it is competing for these loans with competitors who are well established in its primary market area and have greater resources and lending limits.  A timely response to credit requests has provided the Bank a competitive advantage.

The Bank’s loan approval policy provides for two levels of lending authority.  When the amount of total loans to a single borrower exceeds the Bank’s President’s or Chief Credit Officer’s lending authority, the Board of Directors’ Credit Committee determines whether to approve the loan request.  In addition, all mortgage loans are carefully underwritten to ensure compliance with residential mortgage rules and regulations and with our secondary market investors’ policies.

Lending Limits.  The Bank’s lending activities are subject to a variety of lending limits.   In general, the Bank may loan to any one borrower a maximum amount equal to 15% of the Bank’s capital and surplus, or 25% if the amount that exceeds 15% is fully secured by financial instruments.  The amount of these lending limits increase or decrease as the Bank’s capital increases or decreases as a result of its earnings or losses, among other reasons.

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

Real Estate Loans.  The Bank makes residential mortgage loans to be sold, commercial real estate loans, construction and development loans and residential real estate loans.  The following is a description of each of the major categories of real estate loans that the Bank makes and the risks associated with each category of loan.

●
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

●
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

●
Residential real estate loans (portfolio).  The Bank makes residential real estate loans consisting of residential second mortgage loans, home equity loans and lines of credit, and home improvement loans and lending for the purchase or refinance of one-to-four family properties.  The amortization of second mortgages generally does not exceed 15 years and the rates are generally not fixed for over 60 months.  The amortization of first mortgages will not exceed 30 years and the rates are generally adjustable.  All loans are made in accordance with the Bank’s appraisal policy with the ratio of the loan principal to the value of collateral as established by independent appraisal not exceeding 80%, unless the borrower has private mortgage insurance.  The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

●
Residential real estate loans (held for sale).  Beginning in December 2012, the Bank began offering traditional residential mortgage loans.  These loans are generally conventional, conforming loans for the purchase or refinance of a one-to-four family property.  These loans are recorded as loans held for sale on the Bank’s Consolidated Balance Sheets as they will be sold to an investor on the secondary market which significantly reduces our credit risk.  The Bank enters into an interest rate lock commitment with the customer and simultaneously enters into a forward sales commitment with the secondary market investor which locks the pricing on the subsequent sale of the loan thereby eliminating the Bank’s exposure to interest rate risk.

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

Composition of portfolio - The following table sets forth the composition of the Bank’s loan portfolio according to the loan’s purpose:

($ in thousands)	December 31,
	2012	2011

Commercial real estate (“CRE”)	$38,230	$37,862
Commercial and industrial	9,383	5,971
Residential real estate	10,608	10,460
Construction and development	791	1,307
Consumer	620	45
GROSS LOANS	59,632	55,645
Net deferred expenses / (fees)	175	(77)
Allowance for loan and lease losses	(1,063)	(1,067)
LOANS, NET	$58,744	$54,501

Average loan size of portfolio - The following table sets forth the number of loans of the Bank, and the average size of each loan, within each category of the loan portfolio.

	December 31,
($ in thousands)	2012		2011
	# of Loans	Average Loan Size	# of Loans	Average Loan Size
Commercial real estate	75	$510	63	$601
Commercial and industrial	59	159	43	139
Residential real estate	48	221	36	291
Construction and development	2	396	4	327
Consumer	32	19	25	2
GROSS LOANS	216	$276	171	$325

Re-pricing of portfolio - The following table summarizes the maturities for fixed rate loans and the re-pricing intervals for adjustable rate loans. A portion of the adjustable rate loans have floors which will keep those loans from re-pricing until interest rates move above those floors.

($ in thousands)	December 31, 2012			December 31, 2011
	Principal Balance			Principal Balance
Interval	Fixed Rate	Adjustable Rate(1)	Total	Fixed Rate	Adjustable Rate(2)	Total
< 3 months	$1,855	$13,520	$15,375	$93	$13,798	$13,891
> 3 to 12 months	1,539	802	2,341	2,655	—	2,655
> 1 to 3 years	7,607	14,970	22,577	10,760	10,382	21,142
> 3 to 5 years	4,866	3,765	8,631	3,903	8,438	12,341
over 5 years	10,708	—	10,708	5,616	—	5,616
Gross Loans Receivable	$26,575	$33,057	$59,632	$23,027	$32,618	$55,645

(1) Of the $33.1 million adjustable rate loans, $31.0 million mature after December 31, 2013.

(2) Of the $32.6 million adjustable rate loans, $31.0 million mature after December 31, 2012.

Contractual maturity of portfolio - The following tables set forth information at December 31, 2012 and 2011, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The table does not give effect to potential prepayments.

($ in thousands)	December 31, 2012
	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Commercial real estate	$2,383	$8,618	$27,079	$150	$38,230
Commercial and industrial	1,529	3,999	3,362	493	9,383
Residential real estate	900	470	1,173	8,065	10,608
Construction and development	628	163	—	—	791
Consumer	10	499	3	108	620
Gross Loans Receivable	$5,450	$13,749	$31,617	$8,816	$59,632

($ in thousands)	December 31, 2011
	<1 Year	1 - 5 Years	5 - 15 Years	Over 15 Years	Total Loans
Commercial real estate	$805	$13,064	$23,993	$—	$37,862
Commercial and industrial	2,422	2,787	762	—	5,971
Residential real estate	—	2,461	1,200	6,799	10,460
Construction and development	1,150	157	—	—	1,307
Consumer	11	24	—	10	45
Gross Loans Receivable	$4,388	$18,493	$25,955	$6,809	$55,645

Asset Quality

General – Management, along with the Bank’s Directors’ credit committee, currently consisting of the Bank’s President & Chief Executive Officer, the Bank’s Chief Credit Officer, and three independent board members, approve loans above established levels, monitor the credit quality of the Bank’s assets, review classified and other identified loans and review management’s recommendation for the proper level of allowances to allocate against the Bank’s loan portfolio, in each case subject to guidelines approved by the Bank’s Board of Directors.

Loan Delinquencies – If a borrower fails to make a required payment on a loan, the Bank will attempt to cure the deficiency by contacting the borrower and seeking payment. Contact is generally made following the fifth day after a payment is due, at which time a late payment fee is assessed.  In most cases, delinquencies are cured promptly.  While the Bank generally prefers to work with borrowers to resolve such problems, if a payment becomes 60 - 90 days delinquent, the Bank may institute foreclosure or other remedies, as necessary, to minimize any potential loss.

Non-performing Assets – At December 31, 2012 and 2011, the Bank had $1.8 million and $2.4 million, respectively, in non-performing assets.  Non-performing assets are defined as non-performing loans and real estate acquired by foreclosure or deed-in-lieu thereof.  Non-performing loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing interest and loans that have been restructured resulting in a reduction or deferral of interest or principal. A loan is impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings (“TDRs”) are defined as loans where the borrower is experiencing financial difficulties and for which the Bank has agreed to modify by accepting repayment terms below current market terms such as, but not limited to, the rate of interest charged, amortization of principal longer than normal for the type of collateral or acceptance of a different type or lower amount of collateral than typically accepted.  Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual.  When any such loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from current period interest income.  There were $13,000 and $610,000 of nonaccrual loans at December 31, 2012 and 2011, respectively.

The following table summarizes information regarding non-performing assets:

	December 31,
($ in thousands)	2012	2011
Nonaccrual loans and leases	$13	$610
Other impaired loans	—	—
Total non-performing loans	13	610
Other real estate owned	1,776	1,776
Total non-performing assets	$1,789	$2,386

Non-performing loans	$13	$610
Allocated allowance for loan and lease losses to non-performing loans	—	—
Net investment in non-performing loans	$13	610

Accruing loans past due 90 days or more	$—	$—
Loans past due 30-89 days (1)	$147	$1,349

Loans charged-off, year-to-date	$88	$276
Recoveries, year-to-date	(84)	(13)
Net charge-offs, year-to-date	$4	$263
Allowance for loan and lease losses	$1,063	$1,067

Allowance for loan and lease losses to loans, net of deferred fees/expenses	1.78%	1.92%
Allowance for loan and lease losses to nonaccrual loans	NM %	174.92%
Allowance for loan and lease losses to non-performing loans	NM %	174.92%
Nonaccrual loans to loans, net of deferred fees/expenses	0.02%	1.10%
Loans 30-89 days past due to loans, net of deferred fees/expenses	0.25%	2.43%
Non-performing assets to total assets	1.16%	1.64%

(1) The $1.3 million of past due loans at December 31, 2011 were brought current as of January 10, 2012.

Classified Assets - Federal regulations require that each insured financial institution classify its assets on a regular basis.  In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them.  The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted.  Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have declined to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off.  Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured.  Loans classified as “loss” are those loans that are in the process of being charged-off.  At December 31, 2012 and 2011, the Bank had $4.6 million classified as substandard and no loans classified as doubtful or loss.

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

The following table sets forth the allowance for loan and lease losses activity for 2012 and 2011:

($ in thousands)	2012	2011
Balance at beginning of year	$1,067	$1,175
Provision charged to expense	—	155
Loans charged-off:
Commercial real estate	—	(149)
Commercial and industrial	(85)	(116)
Residential real estate	—	—
Construction and development	—	(11)
Consumer	(3)	—
Total loans charged-off	(88)	(276)
Recoveries on loans previously charged-off:
Commercial real estate	—	13
Commercial and industrial	14	—
Residential real estate	70	—
Construction and development	—	—
Consumer	—	—
Total recoveries	84	13
Balance at end of year	$1,063	$1,067

Net charge-offs to average gross loans	0.01%	0.46%

As a result of management’s evaluation of all the aforementioned factors, the allowance for loan and lease losses decreased 14 basis points from 1.92% of gross loans at December 31, 2011 to 1.78% of gross loans at December 31, 2012.

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

($ in thousands)	December 31, 2012
	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category

Commercial real estate	$836	64.1%	78.7%	2.19%
Commercial and industrial	59	15.7	5.5	0.63
Residential real estate	41	17.8	3.8	0.39
Construction and development	124	1.4	11.7	15.68
Consumer	3	1.0	0.3	0.48
Total allowance for loan and lease losses	$1,063	100.0%	100.0%	1.78%

($ in thousands)	December 31, 2011
	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category

Commercial real estate	$708	68.0%	66.4%	1.87%
Commercial and industrial	125	10.7	11.7	2.09
Residential real estate	60	18.8	5.6	0.57
Construction and development	174	2.4	16.3	13.31
Consumer	—	0.1	—	—
Total allowance for loan and lease losses	$1,067	100.0%	100%	1.92%

The allowance for loan and lease losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio. The Board of Directors of the Bank approved a policy formulated by management for a systematic analysis of the adequacy of the allowance. The policy requires management to perform, on a quarterly basis, an in-depth analysis of the allowance which is reviewed by the Directors’ credit committee and then is presented to and approved by the Bank’s Board of Directors.

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

At the date of purchase, the Bank must classify debt and equity securities into one of two categories: held-to-maturity, or available-for-sale.  Since its inception, the Bank has not had any held-to-maturity investments; however, investments that management has the positive intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost.  Investments to be held for an indefinite amount of time, but not necessarily to maturity, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of applicable income taxes.  Since the initial classification of its investment securities, the Bank has not transferred any investment securities between categories.

Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  During the first quarter 2011, the Company recognized $67,000 of loss on available-for-sale securities related to other than temporary impairment on five securities that management had the intent to sell before recovery of value.  Those five securities were sold during the second quarter for a net loss of $48,000, a $19,000 improvement from their March 31, 2011 estimated fair values.  The Bank has not recognized any other than temporary impairment in 2012.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at December 31, 2012 and 2011.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principals payments and often have the right prepay obligations without a prepayment penalty.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $15.8 million in proceeds from the maturity/call/prepayment of securities during 2012 (see our Consolidated Statements of Cash Flows on page F-6) versus no dollars contractually maturing within one year as set forth in the tables below.

	At December 31, 2012
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
Securities available-for-sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Corporate	$1,023	5.63%	$4,532	2.69%	$8,895	3.08%	$—	—%
State and municipal	—	—	1,923	5.06	13,636	3.30	6,558	3.20
Residential agency MBS and Collateralized Mortgage Obligations (CMO)	—	—	—	—	711	2.67	47,432	1.79
Total	$1,023	5.63%	$6,455	3.40%	$23,242	3.19%	$53,990	1.96%

	At December 31, 2011
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
Securities available-for-sale	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Corporate	$—	—%	$6,794	3.39%	$8,024	4.14%	$—	—%
State and municipal	—	—	1,789	4.33	2,096	4.39	—	—
Residential agency MBS and CMO	—	—	—	—	3,600	2.86	60,892	2.00
Total	$—	—%	$8,583	3.59%	$13,720	3.84%	$60,892	2.00%

The table below sets forth the amounts and distribution of the investment securities at December 31, 2012 and 2011.

($ in thousands)	2012		2011
Securities available-for-sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$1,003	$1,023	$—	$—
Due after one year through five years	6,180	6,455	8,540	8,583
Due after five years through ten years	22,869	23,242	13,799	13,720
Due after ten years	53,590	53,990	60,349	60,892
Total securities available-for-sale	$83,642	$84,710	$82,688	$83,195

At December 31, 2012 and 2011, we held $1.2 million and $1.1 million, respectively, of other equity securities consisting of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stocks with no maturity date, which are not reflected in the above tables.

Deposit Services

The Bank offers a variety of deposit products at competitive interest rates. The Bank utilizes traditional marketing methods to attract new clients and deposits, including various forms of advertising and significant involvement in the local communities. The majority of depositors are residents of, and businesses and their employees located in, the Bank’s primary service areas and the state of Colorado. The Bank attracts these deposits through personal solicitation by its officers and Directors, direct mail solicitations and advertisements published in the local media. The Bank does not operate a money desk or otherwise solicit brokered deposits.

The following table sets forth the composition of the Bank’s deposits by type at December 31, 2012 and 2011:

($ in thousands)	2012		2011
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$3,387	3%	$3,550	3%
Interest-bearing demand	8,218	7	9,355	8
Money market accounts	10,511	8	9,781	8
Savings accounts	44,847	36	49,073	41
Time deposits, less than $100,000	4,559	3	5,193	4
Time deposits, $100,000 or more	53,210	43	42,032	36
Total	$124,732	100%	$118,984	100%

The following table presents average deposits by type and the related average interest rate paid by deposit type for the years ended December 31, 2012 and 2011:

($ in thousands)	2012		2011
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$3,187	—%	$2,489	—%
Interest-bearing demand	8,621	0.84	10,948	1.08
Money market accounts	10,459	0.60	10,304	1.04
Savings accounts	46,593	0.62	50,935	1.05
Time deposits	53,999	1.33	39,011	1.60
Total	$122,859	0.93%	$113,687	1.22%

The following table sets forth the amount and maturities of the time deposits at December 31, 2012:

($ in thousands)	Time Deposits $100,000 or greater	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$5,129	$360	$5,489
Due in over three months through six months	5,114	466	5,580
Due in over six months through twelve months	6,935	1,112	8,047
Due in over twelve months	36,032	2,621	38,653
Total	$53,210	$4,559	$57,769

Included in time deposits $100,000 or greater at December 31, 2012 are approximately $40.0 million of time deposits between $100,000 and $250,000.  These time deposits are fully insured by the FDIC.

The following table sets forth the amount and maturities of the time deposits at December 31, 2011.

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

Regulatory Reform. On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which comprehensively reforms the regulation of financial institutions, products and services. Many of the provisions of the Dodd-Frank Act noted in this section are also discussed in other sections below. Furthermore, many of the provisions of the Dodd-Frank Act required study or rulemaking by other agencies, a process which is taking several years to fully implement.

Among other things, the Dodd-Frank Act permanently raised deposit insurance levels to $250,000, retroactive to January 1, 2008, and provided unlimited deposit insurance coverage for noninterest-bearing transaction accounts through December 31, 2012.  The definition of noninterest-bearing accounts also includes the interest on lawyer trust accounts.  Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments effective April 1, 2011, are based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund was raised to 1.35%. The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act. The Dodd-Frank Act authorized the Federal Reserve Board to regulate interchange fees for debit card transactions and established new minimum mortgage underwriting standards for residential mortgages. Further, the Dodd-Frank Act bars banking organizations, such as the Company, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances. The Dodd-Frank Act empowered the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Under the Dodd-Frank Act, the Federal Reserve Board may directly examine the subsidiaries of the Company, including the Bank. Further, the Dodd-Frank Act established the Office of Financial Research which has the power to require reports from financial services companies such as the Company. The Dodd-Frank Act also established the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve Board. The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the OCC. Further, the Dodd-Frank Act establishes a new standard for preemption of state consumer financial laws, which will affect national banking associations such as the Bank. Pursuant to the Dodd-Frank Act, federal banking agencies have proposed new regulations which prohibit incentive-based compensation arrangements that may encourage executives and certain other employees to take inappropriate risks.

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

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

●	factoring accounts receivable;

●	making, acquiring, brokering or servicing loans and usual related activities;

●	leasing personal or real property;

●	operating a non-bank depository institution, such as a savings association;

●	trust company functions;

●	financial and investment advisory activities;

●	conducting discount securities brokerage activities;

●	underwriting and dealing in government obligations and money market instruments;

●	providing specified management consulting and counseling activities;

●	performing selected data processing services and support services;

●	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

●	performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.  A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:
●	lending, exchanging, transferring, investing for others, or safeguarding money or securities;

●	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent or broker for these purposes, in any state;

●	providing financial, investment or advisory services;

●	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

●	underwriting, dealing in or making a market in securities;

●	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

●	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

●	merchant banking through securities or insurance affiliates; and

●	insurance company portfolio investments.

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

In late 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012. The amount of the Bank’s prepaid deposit premium was $0 as of December 31, 2012.

The FDIC has the power to adjust deposit insurance assessment rates at any time or to make special assessments that could result in higher assessment rates that could have a material adverse effect on earnings. The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank’s deposit insurance assessments may increase or decrease depending on the risk assessment classification to which the Bank is assigned by the FDIC.  We cannot predict whether the FDIC will increase deposit insurance assessment levels in the future. Any increase in insurance assessments could have an adverse effect on the Bank’s earnings.

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

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

●	the federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

●	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

●	the rules and regulations of the various federal and state agencies charged with the responsibility of implementing these federal and state laws.

The loan and deposit operations of Solera National Bank are subject to:

●
the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
the Electronic Funds Transfer Act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

●	other rules and regulations of the various federal and state agencies charged with the responsibility of implementing these federal and state laws.

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

Concentrated Commercial Real Estate Lending Regulations.  The OCC, along with the Federal Reserve and the FDIC, has promulgated guidance governing financial institutions with concentrations in commercial real estate lending.  The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm non-residential properties and loans for construction, development, and other land represent 300% or more of total risk-based capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months.  At December 31, 2012, Solera National Bank’s ratios were 6% and 88%, respectively, well below the regulatory guideline for highly concentrated loans in commercial real estate.  If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

Prompt Corrective Action Regulations.  Under the prompt corrective action regulations, the FDIC is required and authorized to take supervisory actions against undercapitalized banks.  For this purpose, a bank is placed in one of the following five categories based on the Bank’s capital:

●	well-capitalized (at least 5% leverage capital, 6% Tier 1 risk-based capital and 10% total risk-based capital);

●	adequately capitalized (at least 4% leverage capital, 4% Tier 1 risk-based capital and 8% total risk-based capital);

●	undercapitalized (less than 8% total risk-based capital, 4% Tier 1 risk-based capital or 3% leverage capital);

●	significantly undercapitalized (less than 6% total risk-based capital, 3% Tier 1 risk-based capital or 3% leverage capital); and

●	critically undercapitalized (less than 2% tangible capital).

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

Restrictions on Transactions with Affiliates and Loans to Insiders.  Solera National Bancorp and Solera National Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  These provisions place limits on the amount of:

●	the Bank’s loans or extensions of credit to affiliates;

●	the Bank’s investment in affiliates;

●	assets that the Bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

●	the amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

●	the Bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers.  For example, the enhanced due diligence policies, procedures and controls generally require financial institutions to take reasonable steps:

●	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction; and

●
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

●
expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network, or FinCEN;

●	notify FinCEN if an account or transaction is identified;

●	designate a contact person to receive information requests;

●
limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

●	maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

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

The Company’s financial performance generally, and in particular the ability of borrowers to pay interest on and repay principal of outstanding loans and leases and the value of collateral securing those loans and leases, is highly dependent upon the business environment primarily in the Front Range of Colorado, which includes the Denver metropolitan area.  A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by: declines in economic growth, housing and real estate values, business activity, or lowered investor or business confidence; limitations on the availability or increases in the cost of credit and capital; increases in inflation or interest rates; natural disasters; or a combination of these or other factors.

The United States entered into a recession in December 2007.  In 2008 and 2009, the financial services industry and the securities markets generally were materially and adversely affected by significant declines in the values of nearly all asset classes and by a serious lack of liquidity.  This was initially triggered by declines in home prices and the values of subprime mortgages, but spread to all mortgage and real estate asset classes, to leveraged bank loans and to nearly all asset classes, including equities.  While the economy officially emerged from the recession in June 2009, the recovery has been tepid.  Economic weakness continued during 2010 through 2011, with modest recovery in 2012.  Elevated unemployment, under-employment and household debt, along with continued stress in the consumer real estate market and certain commercial real estate markets, pose challenges to domestic economic performance and the financial services industry.  As we enter 2013, many of these challenges still exist, with sustained high unemployment rates and the lengthy duration of unemployment directly impairing consumer finances and confidence.  The official U.S. unemployment rate is 7.7%, as of February 2013, according to figures released by the U.S. Department of Labor Bureau of Labor Statistics on March 8, 2013.

As a result of the challenging economic environment and lower collateral values, many lending institutions, including us, experienced stress in their loan portfolio.  Bank and bank holding company stock prices were negatively affected, and the ability of banks and bank holding companies to raise capital or borrow in the debt markets became more difficult.  However, the banking industry continues to improve following the deep recession resulting from the financial crisis of 2008.

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

Our success significantly depends upon the growth in population, income levels, and strength in the housing market.  The weakened economic environment has negatively affected the market in which we operate.  If the communities in which we operate do not grow or if prevailing economic conditions do not continue to improve, our business may be adversely impacted.  Borrowers will be less likely to repay their loans as scheduled.  Moreover, the value of real estate or other collateral that secures our loans could be further negatively affected.  Unlike many larger institutions, we are not able to spread the risks of unfavorable local economic conditions across a large number of diversified economies.  Continued economic weakness could, therefore, result in losses that materially and adversely affect our business.

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

Our new mortgage lending division may expose us to increased operating and compliance risk.

On November 30, 2012, the Bank entered into an agreement to acquire the business assets of five loan production offices of an established residential mortgage loan origination company in Colorado. Under the agreement, the Bank has employed former employees of this company and utilizes its business name and operating procedures to originate residential mortgage loans in Colorado.  The anticipated volume of mortgage originations is expected to significantly exceed the Bank’s existing mortgage originations volume, and involves lending in new market areas with new staff and new processes.  It is expected that almost all residential mortgage loan originations will be sold to secondary market investors.  The Bank has implemented an oversight/review process to assimilate this activity into the Bank’s risk management program; however, these new activities may initially expose the Bank to new and additional risks inherent in mortgage banking operations.

We may be required to repurchase residential mortgage loans which may result in losses or reduction in capital.

The Bank, through its residential mortgage division, routinely sells residential mortgage loans to various third party investors.  The Bank may be required under repurchase obligations, to repurchase a loan in the event of failure to timely cure a material breach, which includes, among other things, early payment default with respect to the loan.  If an investor executes its repurchase obligation provision, the Bank would have the option to either include the loan in its loan portfolio and to service the loan during the period held, or to sell the loan.  There can be no guarantee that the sale of such a loan would be at or above the carrying value of the loan, which would require immediate loss recognition and reduction of capital.

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

In the ordinary course of our business, we foreclose and take title to the real estate that serves as collateral on defaulted loans.  During 2011 and 2012, we experienced an increase in OREO activity and incurred expenses of approximately $21,000 and $55,000, respectively, to operate these properties.  We expect that our 2013 operating results will be negatively impacted by the two OREO properties we currently hold as we continue to incur costs associated with owning and operating these properties.  Further, we are subject to potential declines in market values associated with these properties which could lead to write-downs of the property’s value and a corresponding expense to our income statement.  We cannot predict, with certainty, how long it will take to dispose of these properties.

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

The market for some of the investment securities held in our portfolio has been somewhat volatile over the past several years.  Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks.  If interest rates were to increase, the value of our investments would likely decline.  There can be no assurance that declines in market value will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.  Our mortgage-backed security portfolio may be subject to prepayment risk as borrowers may be able to refinance their current mortgages into lower rate mortgages.  Our mortgage-backed portfolio may also be subject to extension risk as interest rates rise and borrowers are unable to refinance their current mortgages into lower rate mortgages, extending the average life of the bonds.

Funding to provide liquidity may not be available to us on favorable terms or at all.

Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Solera National Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers.  Liquidity policies and limits are established by the Board of Directors.  Management regularly monitors the overall liquidity position of the Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management monitors guidelines to diversify the Bank’s funding sources to avoid concentrations in excess of Board-approved policies.  Funding sources include federal funds purchased, securities sold under repurchase agreements, and non-core deposits.  The Bank is also a member of the Federal Home Loan Bank System, which provides funding through collateralized advances to members.

We maintain a portfolio of investment securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include sales of loans, and our ability to acquire additional national market, non-core.  The Bank can also borrow from the Federal Reserve’s discount window.

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

Our business strategy includes the continuance of internally-generated growth, as well as opportunistic acquisitions of competitors’ loans and deposits, or branches.  We face competition from many types of financial institutions, which could increase prices for potential acquisitions that we believe are attractive.  Expansion may also be hindered as a result of regulatory oversight.  Regulators will consider among other things, our liquidity, capital, profitability and regulatory compliance in determining whether to approve a proposed acquisition or expansion.    Failure to effectively manage our growth could have a material adverse effect on our business, future prospects, financial condition and results of operations and could affect our ability to successfully implement our business strategy.

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

The Company’s shares do not, at this time, qualify for listing on any national securities exchange and trading volume is very limited.  We cannot assure that our shares will ever be listed on a national securities exchange.  However, our shares are traded over-the-counter (OTCQB) and at least two broker/dealers make a market in our common stock.  Because our shares are not listed on a national securities exchange, we cannot assure you that a broadly followed, established trading market for our common stock will ever develop or be maintained.  Furthermore, we cannot assure you that at least one broker/dealer will make a market in our shares for as long as we will be quoted on the OTCQB.   Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders.  In addition, active trading markets tend to reduce the bid-ask spreads for sales transactions.  The absence of an active trading market reduces liquidity, and we believe our low trading volume has had an adverse effect on the market prices of our shares.  The trading price of our common stock may also be affected by numerous other factors, including, but not limited to our press releases, trends in our industry, and expectations of future financial performance regardless of our actual operating performance.  In addition, if we cease to be quoted on the OTCQB, stockholders will likely find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, and the market value of our common stock may decline.

Departures of key personnel or directors may impair the Bank’s operations.

Our success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified personnel can be intense and we may not be able to hire or retain the key personnel that we depend upon for success.  The unexpected loss of services of one or more key persons could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of finding qualified replacement personnel in a timely manner.

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

We believe that Solera National Bank has emerged as a viable competitor in the market area in which we operate.  However, if we are unable to attract and retain customers, we may be unable to achieve further growth in the loan and core deposit portfolios, and our results of operations and financial condition may be negatively impacted.

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

The potential for business interruption exists throughout our organization.

We rely on third-party service providers for much of our communication, information, operating and financial control systems technology, including our internet banking services and data processing systems.  Any failure or interruption of these services or systems or breaches in security of these systems could result in failures or interruptions in our general ledger, deposit and/or loan systems.  The occurrence of any failures or interruptions may require us to identify alternative sources for such services, and we cannot be sure that we can negotiate terms that are as favorable, or can obtain services with functionality similar to our existing systems without expending substantial resources, if at all.

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

Existing and proposed government regulations that, when adopted, may have an adverse effect on our profitability and growth.

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

The FDIC insures deposits at FDIC-insured financial institutions, including the Bank.  The FDIC charges insured financial institutions premiums to maintain the Deposit Insurance Fund (DIF) at a certain level.  If the risk category of the Bank changes adversely, our FDIC insurance premiums could increase.  Additionally, the FDIC may further increase or decrease the assessment rate schedule in order to manage the DIF to prescribed statutory target levels.  An increase in the Risk Category for the Bank or in the assessment rates could have an adverse effect on the Bank's earnings.  The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in an unsafe or unsound condition, or has violated applicable laws, regulations or orders.

We face risks associated with acquisitions or mergers.

As our Bank continues to grow, we may pursue, or be a party to, an acquisition or merger opportunity.  Mergers and acquisitions bring risks, which may include, among other things:
●	difficulty of integrating the personnel, operations and systems of an acquired entity;
●	possible loss of key employees and customers of the acquired or merged entity;
●	potential disruption of our ongoing business;
●	difficulty in estimating the value of the acquired or merged entity;
●	inability of management to successfully execute the strategy associated with the acquisition or merger; and
●	potential changes in banking or tax laws or regulations that may affect the combined entity.

There can be no assurance that we will successfully overcome all risks associated with an acquisition or merger.  We may devote a significant amount of time and effort to addressing these risks which could have a material adverse effect on our business.

Due to the nature of our business, we may be subject to litigation from time to time, some of which may not be covered by insurance.

As a holding company and through our bank subsidiary, we operate in a highly regulated industry and as a result, are subject to various regulations related to disclosures to our customers, our lending practices, and other fiduciary responsibilities, including those to our stockholders.  From time to time, we may become subject to legal actions relating to our operations that could involve claims for substantial monetary damages.  During 2012, we were party to two legal matters, which were incidental to the operation of our business.  These matters were settled prior to trial and resulted in $135,000 of legal settlement costs incurred by the Bank.  Although the Company was confident it could successfully defend against the claims, we agreed to settle to avoid costly litigation and business distraction.  Although we maintain insurance, the scope of this coverage may not provide us with full, or even partial, coverage against future legal claims.  As a result, a judgment against us in any such litigation could have a material adverse effect on our financial condition and results of operations.

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

The Company currently has no material source of cash flow since we receive no dividends from Solera National Bank.  Therefore, our ability to pay dividends to our stockholders depends on the Bank’s ability to pay dividends to us.  The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and recover any losses incurred in prior periods.  Accordingly, we do not expect to receive dividends from the Bank, or pay dividends to our stockholders, in the foreseeable future.

Our certificate of incorporation and bylaws, and the employment agreements of our executive officers, contain provisions that could make a takeover more difficult.

Our certificate of incorporation and bylaws include provisions designed to provide our Board of Directors with time to consider whether a hostile takeover offer is in our and our stockholders’ best interests, but could be utilized by our Board of Directors to deter a transaction that would provide stockholders with a premium over the market price of our shares.  These provisions include the availability of authorized, but unissued shares, for issuance from time to time at the discretion of our Board of Directors; bylaw provisions enabling our Board of Directors to increase the size of the board and to fill the vacancies created by the increase; and bylaw provisions establishing advance notice procedures with regard to business to be presented at a stockholder meeting or director nominations.

In addition, there are “change in control” provisions in the employment agreements of our executive officers providing for lump-sum cash payments based on the officer’s base compensation which may be a financial disincentive to any party desiring to obtain control of the Company.

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

As of March 1, 2013, our directors and executive officers owned, or had voting rights on 289,650 shares of our common stock, which represents 10.9% of the number of shares outstanding.  Additionally, we issued warrants to our initial organizers and stock options to our directors and executive officers.  If our executive officers and directors exercised all of their warrants, our directors and executive officers would own shares upon exercise representing as much as 16.7% of our then existing outstanding common stock.  Moreover, although all of the stock options are not immediately exercisable by their terms, upon exercise of the stock options granted to our directors and executive officers, our directors and executive officers would own shares upon exercise representing as much as 27.4% of our then existing outstanding common stock based on number of shares outstanding.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The Bank’s main office, which is also the principal executive office of the Company, is located at 319 South Sheridan Boulevard, Lakewood, Colorado 80226. The Bank occupies a 6,218 square foot one-story freestanding building.  The Bank also leases 3,518 square feet of space in Lakewood, Colorado that serves as administrative offices for our executive management, accounting and marketing functions.  Additionally, the Bank has five residential mortgage loan production offices located in Colorado including, Boulder, two in Colorado Springs, the Denver Tech Center and Durango.  The Bank has entered into lease agreements with respect to each of these locations.  The aggregate commitments under the leases are set forth in Note 8 to the Consolidated Financial Statements included in this Form 10-K.  Management believes that these facilities are adequate to meet the present needs of the Company and the Bank.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of Common Stock

The Company’s common stock is traded over the counter under the symbol “SLRK.OB”.   Corporate Stock Transfer is the Company’s transfer agent and registrar, and is able to respond to inquiries from stockholders on its website: www.corporatestock.com or at its mailing address: 3200 Cherry Creek Drive South, Suite #430,  Denver, CO 80209.  The following table sets forth the high and low sales prices of our stock for the periods indicated below.  The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2012:	High	Low
First Quarter	$4.00	$3.30
Second Quarter	4.95	4.00
Third Quarter	4.75	4.35
Fourth Quarter	5.00	4.75

Year Ended December 31, 2011:	High	Low
First Quarter	$3.60	$3.00
Second Quarter	3.50	2.75
Third Quarter	3.15	2.75
Fourth Quarter	3.35	2.85

Holders

As of February 28, 2013, there were approximately 680 holders of record of our common stock.

Dividends

The Company has never declared or paid dividends on its common stock. In addition, the Company expects to retain future earnings, if any, for use in the operation and expansion of the Bank’s business and does not anticipate paying any cash dividends in the foreseeable future. Any determination to pay dividends in the future will be at the discretion of the Board of Directors and will, among other factors, depend upon regulatory requirements and restrictions, the Company’s results of operations, its financial condition and capital requirements. Because, it is a holding company, the Company conducts no material activities at this time other than holding the common stock of the Bank and its ability to pay dividends depends on the receipt of dividends from the Bank. The Board of Directors of the Bank intends to retain earnings to promote growth and build capital and to recover any losses incurred in prior periods. Accordingly, the Company does not expect to receive dividends from the Bank in the foreseeable future. In addition, banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. In the case of the holding company, for example, cash to pay dividends to stockholders of the holding company, is substantially dependent on the earnings of the Bank and the payment of dividends by the Bank to the holding company, as the Bank’s sole stockholder. The Bank is currently prohibited by the regulators from paying dividends without regulatory approval until the accumulated deficit has been eliminated. For additional discussion of legal and regulatory restrictions on the payment of dividends, see “Part I - Item 1. Business - Supervision and Regulation.”

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA

As a smaller reporting company, this item is not required.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of the following discussion is to address information relating to the financial condition and results of operations of the Company that may not be readily apparent from the financial statements and notes included in this Report. This discussion should be read in conjunction with the information provided in the Company’s financial statements and the notes thereto. The financial information provided below has been rounded in order to simplify its presentation. However, the ratios and percentages provided below are calculated using the detailed financial information contained in the financial statements, the notes thereto and the other financial data included elsewhere in this Report.

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

The Bank offers a broad range of commercial and consumer banking services to small- and medium-sized businesses, licensed professionals and individuals who management believes are particularly responsive to the personalized service that Solera National Bank provides to its customers.  Management believes that local ownership and control allows the Bank to serve customers more efficiently and effectively and aids in the Company’s growth and success.  Solera National Bank competes on the basis of providing a personalized banking experience combined with a full range of services, customized and tailored to fit the individual needs of its clients.  While Solera National Bank serves the entire community, it has a specialized focus serving the local Hispanic population, along with other minority and disadvantaged communities due to the significant growth in these markets and its belief that these populations are currently underserved.  In December 2012, the Company launched a residential mortgage division with five loan production offices in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango.  With the addition of more than 50 mortgage professionals, the Bank now offers residential mortgage loans, the vast majority of which will be sold on the secondary market.  We expect that the residential mortgage lending division will generate the majority of our noninterest income and noninterest expenses over the near term, and employ the majority of our employees.

The following discussion focuses on the Company’s financial condition and results of operations during the years ended December 31, 2012 and 2011, presented on a consolidated basis.

As of December 31, 2012, on a consolidated basis, the Company had total assets of $153.9 million, net loans of $58.7 million, total deposits of $124.7 million and stockholders’ equity of $19.9 million.

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

The Company has established a formal process for determining an adequate allowance for loan and lease losses.  The allowance for loan and lease losses calculation has two components.  The first component represents the allowance for loan and lease losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable.  The second component represents contingent losses – the estimated probable losses inherent within the portfolio due to uncertainties.  Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The recorded allowance for loan and lease losses is the aggregate of the impaired loans component and the contingent loss component.

At December 31, 2012, the Company had an allowance for loan and lease losses of $1.1 million.  Management believes that this allowance for loan and lease losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan losses may need to be recorded if the economy declines, asset quality deteriorates, or the loss experience changes.  Also, federal regulators, when reviewing the Bank’s loan portfolio in the future, may require the Bank to increase the allowance for loan and lease losses.  Any increase in the allowance for loan and lease losses would likely have an adverse effect on earnings.   An analysis of the allowance for loan and lease losses as well as its allocation among certain categories of the loan portfolio can be found in Part I – Item 1. Business – Asset Quality, above.

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

Additionally, the Company may grant restricted stock awards.  These stock awards may vest based on a performance or service condition.  For awards that vest based on a service condition, the compensation expense is recognized over the service period based on the grant-date fair value of the award (as determined by the quoted market price on the date of grant).   For awards that vest based on a performance condition, the expense is recognized based on the number of awards that are expected to vest based on then-current projections.  Should these expectations change in future periods, additional expense could be recorded or expense previously recorded could be reversed. Prior to the vesting of stock awards, each grantee shall have the rights of a stockholder with respect to voting and dividend rights of the granted stock.

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

Results of operations for the years ended December 31, 2012 and 2011

During the year ended December 31, 2012, the Company recorded net income of $281,000 an improvement of $39,000, or 16%, from net income of $242,000 for the year ended December 31, 2011.  The improvement in earnings was primarily attributable to the $128,000 increase in noninterest income and the $155,000 decrease in provision for loan and lease losses due to stabilizing loan quality, partially offset by a $151,000 net increase in total noninterest expense.  See “Non interest expense” below for further details. Additionally, the Company experienced a 24 basis point decrease in net interest margin from 3.03% in 2011 to 2.79% in 2012, which contributed to a $93,000 decrease in net interest income.

The Company recorded return on average assets of 0.19% in 2012, compared with 0.17% in 2011 and return on average equity of 1.43% in 2012, compared with 1.29% in 2011.

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

($ in thousands)	2012			2011
	Average Balance	Interest/ Dividend	Average Yield/Rate	Average Balance	Interest/ Dividend	Average Yield/Rate
ASSETS
Federal funds sold and other short-term investments	$1,129	$10	0.84%	$1,619	$7	0.45%
Investment securities	84,920	2,013	2.37	77,302	2,407	3.11
Gross loans, net of unearned fees	58,309	3,272	5.61	57,208	3,300	5.77
FHLB and Federal Reserve Bank stock	1,162	40	3.43	1,139	35	3.06
TOTAL EARNING ASSETS	145,520	$5,335	3.67%	137,268	$5,749	4.19%
Non-earning assets	5,941			2,484
TOTAL ASSETS	$151,461			$139,752

LIABILITIES
Interest-bearing deposits
Interest-bearing demand	$8,621	$73	0.84%	$10,948	$119	1.08%
Savings and money market	57,052	350	0.61	61,239	645	1.05
Time deposits	53,999	717	1.33	39,011	625	1.60
TOTAL INTEREST-BEARING DEPOSITS	$119,672	$1,140	0.95%	$111,198	$1,389	1.25%
Securities sold under agreements to repurchase	515	3	0.67	573	6	1.03
FHLB borrowings	8,025	131	1.63	6,320	197	3.12
Other borrowings	9	2	16.20	54	5	9.42
TOTAL INTEREST-BEARING LIABILITIES	$128,221	$1,276	1.00%	$118,145	$1,597	1.35%
Noninterest-bearing demand deposits	3,187			2,489
Other liabilities	439			399
TOTAL LIABILITIES	131,847			121,033
STOCKHOLDERS’ EQUITY	19,614			18,719
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$151,461			$139,752
NET INTEREST INCOME / MARGIN		$4,059	2.79%		$4,152	3.03%
NET INTEREST SPREAD			2.67%			2.84%

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

($ in thousands)	Year-ended December 31, 2012 compared to the Year-ended December 31, 2011
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$(28)	$(96)	$68
Investment securities	(394)	(671)	277
FHLB and Federal Reserve Bank stocks	5	4	1
Federal funds sold and other short-term investments	3	3	—
Total interest income	$(414)	$(760)	$346

Interest expense:
Interest-bearing demand	$(46)	$(24)	$(22)
Savings and money market	(295)	(253)	(42)
Time deposits	92	(74)	166
Securities sold under agreements to repurchase	(3)	(3)	—
FHLB borrowings	(66)	(152)	86
Other borrowings	(3)	26	(29)
Total interest expense	$(321)	$(480)	$159

Net interest income	$(93)	$(280)	$187

The Company’s net interest margin declined 24 basis points from 3.03% in 2011 to 2.79% in 2012.  The decrease was primarily due to the rate on interest-bearing assets declining by more than the rate on interest-bearing liabilities, combined with unfavorable shifts in volume including an increase in higher-costing time deposits and the increase in the average balance of lower-yielding investment securities outpacing the increase in higher-yielding loans.

The $760,000 unfavorable rate decrease on interest-earning assets was primarily attributable to the reinvestment of principal payments received on mortgage-backed securities and from sale of investment securities at near historically low rates.  The impact of this decline was mitigated by the decrease in interest expense on interest-bearing liabilities.  The cost of money market, savings and time deposits decreased year-over-year due to a lower interest rate environment as well as the implementation of a tiered rate structure on savings accounts during the second quarter of 2012.  This, in conjunction with the restructuring of $3.5 million in fixed-rate FHLB advances during the fourth quarter 2011, enabled the Bank to save 35 basis points on the cost of interest-bearing liabilities during 2012 as compared 2011.

The Federal Reserve Board influences the level and direction of interest rates.  The Bank’s loan portfolio is significantly affected by changes in the prime interest rate.  The prime interest rate, which is the rate offered on loans to borrowers with strong credit, has remained at 3.25% since December 2008 and, thus, has had no impact on the change in loan yields during this time period.  The federal funds rate, which is the cost of immediately available, overnight funds, has behaved in a similar manner, changing insignificantly since the end of 2008.  However, other treasury rates have hit historic lows in recent months.  Our Bank’s loan portfolio has been impacted some by these low rates, as reflected in the 16 basis point decrease in loan yield from 2011 to 2012 but our investment portfolio has seen sharp declines, as mentioned above, given this interest rate environment.

Total interest and dividend income was $5.3 million for 2012, consisting primarily of interest and fees on loans of $3.3 million and interest on investment securities of $2.0 million.  Average gross loans, net of unearned fees, increased $1.1 million to $58.3 million from 2011.  Average investment securities increased $7.6 million to $84.9 million during 2012.

Total interest expense was $1.3 million, a decrease of $321,000 from $1.6 million in 2011.  Net interest income was $4.1 million in 2012, a decrease of $93,000, or 2%, from 2011.  On an annual basis, the Company’s net interest spread, (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) declined17 basis points from 2.84% in2011 to 2.67% in2012.

Net interest income is expected to be enhanced in 2013 due to interest earned on residential mortgage loans held for sale.

Provision and allowance for loan and lease losses

The provision for loan and lease losses is the annual cost of providing an allowance or reserve for estimated probable losses on loans and leases. The provision decreased $155,000 in 2012to $0 due to improved loan quality.  Impaired loans totaled $13,000 at December 31, 2012 versus $610,000 at December 31, 2011.  The allowance for loan and lease losses reflects management’s judgment of the level of allowance adequate to absorb estimated credit losses in the Bank’s loan portfolio.

Information regarding the calculation of the loan and lease loss provision, the factors considered by the Company in establishing the reserves and the quality of the Bank’s loan portfolio are included in the section of this Report titled “Part I - Item 1. Business - Asset Quality.”

Noninterest income

Noninterest income was $1.0 million for the year ended December 31, 2012, an increase of $128,000, or 14%from $920,000 for the year ended December 31, 2011 consisting of:

A)
$730,000 in realized gains, net of losses, from the sales of investment securities, which was a decrease of $141,000 from 2011 primarily due to the Company capitalizing on favorable market conditions during 2011.  Gains on the sale of securities are not part of the Bank’s expected ongoing operations and should not be considered recurring.  Additionally, if interest rates rise, the value of our investment portfolio will likely decrease which would impair our ability to recognize gains from the sale of investment securities in future periods.

B)	$149,000 of gains related to the sale of the guaranteed portion of SBA 7(a) loans, which is a new product line the Bank started offering in the second quarter of 2012.

C)
$96,000 in other income which consisted of $67,000 in increases in the cash surrender value of bank-owned life insurance, which the Company purchased during the first quarter 2012, and $26,000 of operating income on one of the Bank’s OREO properties.  Income for OREO properties is not part of the Bank’s expected ongoing operations and should not be considered recurring.

D)	$73,000 in service charges on deposit accounts, which was a 7%, or $5,000 increase from 2011 primarily due to an increase in the number of accounts.

E)	Additionally, the Company experienced a $25,000 loss on the sale of OREO during the third quarter of 2011, which negatively impacted total noninterest income for the year ended December 31, 2011.

We expect noninterest income to increase significantly in 2013 due to gains from the sale of residential mortgage loans to secondary market investors.

Noninterest expense

Noninterest expense totaled $4.8 million for the year ended December 31, 2012 an increase of $151,000, or 3%, from the prior year which totaled $4.7 million.  This was primarily due to a$154,000, or13% year-over-year increase in other general and administrative expenses, as detailed in the following table and discussed below:

($ in thousands)	Year Ended December 31,		Increase/
Other general and administrative expenses:	2012	2011	(Decrease)

Data processing	$319	$304	$15
FDIC assessments	152	212	(60)
Other regulatory and reporting fees	131	150	(19)
Marketing and promotions	107	84	23
Directors fees	101	88	13
Loan and collection expense	90	104	(14)
OREO expense	55	21	34
Telephone	48	48	—
Travel and entertainment	47	33	14
Insurance	47	32	15
Dues and memberships	35	29	6
Printing, stationery and supplies	34	32	2
ATM and debit card fees	16	14	2
Franchise taxes	15	14	1
Postage, shipping and courier	13	13	—
Customer checks and other customer expenses	11	15	(4)
Training and education	9	15	(6)
Operating losses / legal settlements	138	11	127
Miscellaneous	11	6	5
Total	$1,379	$1,225	$154

The most significant changes included increases of:

A)	$127,000 in operating losses / legal settlements primarily related to legal settlements;

B)	$34,000 related to expenses incurred on the Bank’s two OREO properties;

C)	$23,000 in marketing and promotion expenses partially due to increased business development efforts and partially due to costs incurred to improve our website and on-line banking platform;

D)	$15,000 in insurance expenses from enhanced coverage obtained during the third quarter of 2011;

E)	$15,000 in data processing due to increased customer volumes;

F)	$14,000 in travel and entertainment correlated to an increase in loan demand;

G)	$13,000 in directors fees due primarily to an increase in directors credit committee meetings and an increase in the number of board members in 2012.

We expect OREO expense to continue to impact our 2013 operating results as we incur costs such as taxes, insurance, repairs and maintenance, among others, on these properties.  Additionally, management realizes there is some exposure to additional impairment on these properties if there are declines in real estate values.

These increases were partially offset by decreases of:

A)	$60,000 in FDIC fees due to lower assessment rates;

B)	$19,000 in regulatory and reporting fees due to lower SEC reporting costs and lower OCC assessment fees; and

C)	$14,000 in loan and collection expenses reflecting improving asset quality.

All other general and administrative costs remained relatively stable from year to year.

Salaries and Employee Benefits
Salaries and employee benefits expense was relatively unchanged compared to the prior year, increasing only 1%, or $27,000.  The Company experienced an increase in salaries of approximately $200,000 associated with the start-up of the residential mortgage division.  However, this increase was partially offset by $106,000 in lower stock option expense and a $54,000 increase in deferred salary expense due to an increase in loans originated during 2012.  The deferred salary expense will be amortized to interest income on loans utilizing the level-yield method thereby adjusting the loan yield below the stated note rate.   Management expects compensation expense to be higher in 2013 due to the addition of approximately 55 employees associated with the residential mortgage division.  It should be noted that 17 employees are commission-based loan officers who are compensated based upon the sale of residential mortgage loans.

Occupancy
Occupancy expense decreased $45,000 or 9% from 2011 due to lower common area maintenance charges, execution of a lease extension at a reduced rate, and lower depreciation expense on fixed assets.  It should be noted that management anticipates occupancy expense to be higher in 2013 due to the addition of five locations associated with the residential mortgage division.

Professional Fees
Professional fees increased $15,000, or 3% year-over-year primarily due to increased information technology consulting costs.

Key ratios

Ratio	December 31, 2012	December 31, 2011

Return on Average Assets	0.19%	0.17%
Return on Average Equity	1.43%	1.29%
Average Equity to Average Assets	12.95%	13.39%

Financial Condition as of December 31, 2012 and 2011

Loans
The Bank’s loan portfolio represents the highest yielding component of the Company’s interest-earning assets. Therefore, it is essential for the Bank to increase loan volumes in order to positively impact earnings.  The size of the Bank’s loan portfolio remained largely unchanged in 2012, ending the year at $58.7 million, primarily due to intense competition for high-quality loans.  Management believes that our primary market has stabilized compared to the significant negative trends experienced following the financial crisis of 2008.  We remain cautiously optimistic that we can generate meaningful loan growth as the economy continues to recover; however, there is no guarantee that this will occur.  In addition, the Company expects to have increased loan volume due to our new residential mortgage division.  These loans will be classified as loans held for sale and carried at the lower of cost or market on our Consolidated Balance Sheet.  Information regarding the Company’s loan portfolio as of December 31, 2012 and 2011 is included in the section of this Report titled “Part I - Item 1. Business - Lending Services” and “Part I - Item 1.Business - Asset Quality.”

Securities and other earning assets
The securities portfolio is used to make various term investments, to provide a source of liquidity and to serve as collateral for certain types of deposits and borrowings.  Information regarding the Company’s securities portfolio as of December 31, 2012 and 2011 is included in the section of this Report titled “Part I - Item 1. Business - Investments.”

Nonearning assets
Premises and equipment, which includes furniture, fixtures, equipment and leasehold improvements, totaled $998,000 and $599,000 at December 31, 2012 and 2011, respectively, net of accumulated depreciation of $736,000 and $637,000, respectively. The $399,000 increase was primarily due to the asset purchase agreement executed by the Company on November 30, 2012 to purchase the assets and assume the leases for five residential mortgage loan production offices located in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango.  With the addition of these assets and leases, the Company’s occupancy expenses will increase.

As of December 31, 2012 and 2011, other real estate owned consisted of two properties carried at $1.8 million which approximates the properties’ fair values less estimated costs to sell.

Deposits
Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas by offering attractive interest rates and personalized service.  Additionally, on February 15, 2013, the Company entered into a Purchase and Assumption Agreement with Liberty Savings Bank, FSB, (Liberty) whereby the Bank will assume approximately $12 million of customer deposits, excluding certificates of deposit, and a nominal amount of overdraft lines of credit balances associated with deposit accounts from Liberty’s Lakewood, Colorado branch.  This increase in deposits will increase the Bank’s liquidity.  The transaction is expected to close during the second quarter of 2013.  Information regarding the Company’s deposit mix as of December 31, 2012 and 2011 is included in the section above titled “Part I - Item 1. Business –Deposit Services.”

Federal Home Loan Bank borrowings
The Bank is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from the FHLB.  Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate.  All advances are collateralized by certain securities pledged by the Bank and some of the Bank’s qualifying loans.  As of December 31, 2012, the Bank’s authorized borrowing line with the FHLB totaled $61.6 million, subject to the availability of sufficient collateral to pledge against such borrowings.  Of the $61.6 million available, $8.5 million was outstanding at December 31, 2012.  Interest rates on these outstanding FHLB borrowings ranged from 0.43% to 3.01%, with a weighted-average interest rate of 1.57% at December 31, 2012.  The Bank has pledged certain qualifying loans and certain bonds from its investment portfolio as collateral.

During the fourth quarter 2011, the Bank restructured $3.5 million of its fixed-rate FHLB advances which reduced our effective interest from 4.37% to 2.14% and extended the average maturity.  This restructuring qualified as a debt modification, as opposed to a debt extinguishment, per U.S. GAAP.  As such, the prepayment penalty, of approximately $133,000, is being amortized over the life of the new borrowings through the effective-interest method and is included in the 2.14% new effective interest rate.

As of December 31, 2011, the Bank had $6.5 million in advances from the FHLB with a weighted-average interest of 1.90%.  The Bank had pledged certain qualifying loans and certain bonds from its investment portfolio as collateral.

Liquidity and capital resources
Our 2007 stock offering closed with $25.5 million in total gross proceeds.  Of this sum, $20.0 million was used to purchase common stock of Solera National Bank and approximately $3.6 million was used for pre-opening costs incurred by both the Company and the Bank.  During 2009, the Company invested an additional $1.0 million in common stock of Solera National Bank.  At December 31, 2012, the Company (excluding Solera National Bank) had approximately $2.2 million in remaining cash.  These funds can be used for Company operations, investment, for additional purchase of Solera National Bank stock and other corporate activities.  The primary source of liquidity for the Company will be dividends paid by Solera National Bank.  Solera National Bank is currently restricted from paying dividends until we have received a prior written determination of no supervisory objection from the OCC and until it has positive retained earnings.

Solera National Bank’s liquidity is monitored by its staff, the asset liability committee and the Bank’s Board of Directors, who review historical funding requirements, current liquidity positions, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

Solera National Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are influenced by interest rates, general economic conditions, and competition.  Fluctuations in the balances of depositors may cause temporary increases and decreases in liquidity from time to time.  The Bank handles such fluctuations by utilizing existing liquidity sources.  Concerns over deposit fluctuations with respect to the overall banking industry were addressed by the FDIC and the Dodd-Frank Act which permanently increased the FDIC insurance coverage to $250,000 per depositor.  Additionally, the Dodd-Frank Act extended unlimited FDIC insurance to noninterest-bearing transaction deposit accounts until December 31, 2012.

Solera National Bank maintains investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

Additionally, in January 2009, the Bank became a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program, offered by Promontory Interfinancial Network, LLC (“Promontory”). Through CDARS®, the Bank's customers can increase their FDIC insurance by up to $50 million through reciprocal certificate of deposit accounts. This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer's large deposit is broken into amounts below the $250,000 amount and placed with other banks that are members of the network.  The reciprocal member bank issues certificate of deposits in amounts that ensure that the entire deposit is eligible for FDIC insurance. These sources provide secondary liquidity to the Company to service its depositors' needs.  In August 2011, the Bank became a participating member in Insured Cash Sweep, a service offered by Promontory.  As of December 31, 2012 and 2011, the Bank had $6.2 million and $11.3 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity.  However, it is management’s intention to maintain a conservative loan to deposit ratio in the range of 80 to 90% over time. Given this goal, Solera National Bank will not aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Fed Funds, etc.) are not available, nor will Solera National Bank seek to attract volatile, non-local deposits with above market interest rates.  As of December 31, 2012, the loan to deposit ratio was 48% compared to 47% as of December 31, 2011.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $61.6 million of available funding as of December 31, 2012, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.1 million with its correspondent banks.  Each of these lines expires during 2013, however, it is anticipated the Company will be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

Solera National Bank had cash and cash equivalents of $2.7 million, or 2% of total Bank assets, at December 31, 2012.  Management believes that with the ability to raise deposits, access to unsecured federal funds established with correspondent banks, and access to funding from the FHLB, Solera National Bank should have more than adequate liquidity to meet anticipated future funding needs.

Interest rate sensitivity

Net interest income, the Bank’s expected primary source of earnings, can fluctuate with significant interest rate movements.  The Company’s profitability depends substantially on the Bank’s net interest income, which is the difference between the interest income earned on its loans and other assets and the interest expense paid on its deposits and other liabilities.  A large change in interest rates may decrease the Bank’s net interest income.  Most of the factors that cause changes in market interest rates, including economic conditions, are beyond the Company’s control.  To lessen the impact of interest rate fluctuations, the Bank attempts to structure the balance sheet so that re-pricing opportunities exist for both assets and liabilities in roughly equal amounts at approximately the same time intervals.  Imbalances in these re-pricing opportunities at any point in time constitute interest rate sensitivity.

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

Off-balance-sheet arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company. The business purpose of these off-balance-sheet commitments is the routine extension of credit.  As of December 31, 2012, commitments to extend credit included approximately $11.8 million for revolving line of credit arrangements, and unused commitments for loans.  As of December 31, 2011, commitments to extend credit included approximately $6.3 million for revolving line of credit arrangements, unused commitments for loans and commitment letters outstanding for potential new customers.  The Company faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Interest rate lock commitments and forward sales commitments

As of December 31, 2012, the Bank had $16.7 million in interest rate lock commitments for residential mortgage loans that had been committed but not yet funded.  At the time the Bank enters into the interest rate lock commitment with the customer, the Bank simultaneously enters into a forward sales commitment with the secondary market investor locking the price on the subsequent sale of the loan thereby eliminating the Bank’s exposure to interest rate risk.  These interest rate lock commitments, when closed and funded, become loans held for sale on the Bank’s balance sheet.  These loans are held on the Bank’s balance sheet for generally less than 30 days until sold to the investor at the previously-agreed price.  Management has concluded that no material derivative instruments exist as of December 31, 2012.  There were no interest rate lock commitments or forward sales commitments as of December 31, 2011.

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

For the years ended December 31, 2012 and 2011, the Bank met all capital adequacy requirements and was considered well-capitalized for all three measures, as follows:  (1) Total capital to risk-weighted assets were 19% and 20%, as of December 31, 2012 and 2011 respectively; (2) Tier 1 capital to risk-weighted assets were 18% and 19%, at December 31, 2012 and 2011, respectively; and  (3) Tier 1 capital to average assets were 11% at both December 31, 2012 and 2011.  Additionally, Solera National Bancorp, Inc. has approximately $2 million in cash which can be used to purchase additional shares of the Bank’s common stock.  Such transaction would immediately increase the Bank’s capital.  See Note 21 to the Consolidated Financial Statements for more information as to our capital ratios and regulatory compliance.

In December 2010, the OCC established individual minimum capital ratios on the Bank which required Tier 1 capital to average assets of 9% and total risk-based capital to risk-weighted assets of 12%.  As of June 29, 2012, adherence to these individual minimum capital ratios was no longer required as the OCC terminated the Bank’s Consent Order and removed the individual minimum capital ratio directive.

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

As of December 31, 2012, Solera National Bancorp, Inc.’s management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2012, is effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

 None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 11.  EXECUTIVE COMPENSATION

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2013 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Documents Filed as Part of this Report

(1) Financial Statements.  The consolidated financial statements of Solera National Bancorp, Inc., are listed on the Index to Consolidated Financial Statements appearing on page F-1 of this Annual Report.

(2) Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3) Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K.

Number	Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
3.2	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 (No. 333-145861) filed on September 4, 2007).
3.3	Amended and Restated Bylaws of Solera National Bancorp, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2010).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
4.2
Form of Solera National Bancorp, Inc. Organizers’ Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

4.3	See Exhibits 3.1, 3.2, and 3.3 for provisions of the certificate of incorporation and bylaws defining rights of holders of the common stock.
10.1	Solera National Bancorp, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).+
10.2
Lease Agreement dated June 16, 2006, by and between 319 South Sheridan LLC and Solera National Bancorp, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

10.3
Executive Employment Agreement by and between Solera National Bank, Solera National Bancorp, Inc. and Douglas Crichfield  (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2009).+

10.4
Form of Consent Order dated March 18, 2010 issued by the Office of the Comptroller of the Currency in the matter of Solera National Bank and Stipulation and Consent to the Issuance of a Consent Order  (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 19, 2010).

10.5
Employment Agreement dated September 10, 2010 by and between the Company, the Bank and Robert J. Fenton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2010).+

(3) Exhibits - continued.

Number	Description

10.6	Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010).
10.7	Amended Consent Order issued and effective December 16, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2010).
10.8	Termination of the Amended Consent Order dated June 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2012).
10.9	Solera National Bancorp, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2012).+
10.10
Asset Purchase Agreement among Solera National Bank, Residential Mortgage of Colorado, LLC, Kathleen A. Stout and Scott Hovey dated November 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2012).

10.11
Executive Employment Agreement by and between Solera National Bank and Kathleen A. Stout (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2012).+

10.12	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 6, 2012).+
10.13	Form of Performance Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 6, 2012).+
10.14	Form of Cash-Based Performance Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 6, 2012).+
10.15
Purchase and Assumption Agreement between Liberty Savings Bank, FSB and Solera National Bank, dated as of February 15, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2013).

14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed on March 27, 2008).
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB for the year ended December 31, 2007).
23.1	Consent of McGladrey LLP.*
24.1	Powers of Attorney (incorporated by reference to Signature page attached hereto).
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.*
32.1	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.*
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase document

____________________________________
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

SOLERA NATIONAL BANCORP, INC.

Dated: March 21, 2013	By:	/s/ Douglas Crichfield
Douglas Crichfield
President & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Robert J. Fenton
Dated: March 21, 2013		Robert J. Fenton
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

SIGNATURE	TITLE	DATE

/s/ Douglas Crichfield	President & Chief Executive Officer, Director	March 21, 2013
Douglas Crichfield	(Principal Executive Officer)

/s/ Robert J. Fenton	Executive Vice President, Chief Financial Officer	March 21, 2013
Robert J. Fenton	(Principal Accounting and Financial Officer)

/s/ Norma R. Akers	Director	March 21, 2013
Norma R. Akers

/s/ Rob L. Alvarado	Director	March 21, 2013
Rob L. Alvarado

/s/ Maria G. Arias	Director	March 21, 2013
Maria G. Arias

/s/ Ron Eller	Director	March 21, 2013
Ron Eller

/s/ Robert M. Gallegos	Director	March 21, 2013
Robert M. Gallegos

/s/ Ronald E. Montoya	Director, Chairman	March 21, 2013
Ronald E. Montoya

/s/ Ray L. Nash	Director	March 21, 2013
Ray L. Nash

/s/ David N. Roberts	Director	March 21, 2013
David N. Roberts

/s/ Basil Sabbah	Director	March 21, 2013
Basil Sabbah

/s/ F. Stanley Sena	Director, Vice Chairman	March 21, 2013
F. Stanley Sena

/s/ Larry D. Trujillo	Director	March 21, 2013
Larry D. Trujillo

/s/ Kent C. Veio	Director	March 21, 2013
Kent C. Veio

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Solera National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Solera National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, stockholders' equity/ (deficit), and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera National Bancorp, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado
March 21, 2013

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS
December 31, 2012 and 2011

($ in thousands)

ASSETS
	2012	2011
Cash and due from banks	$1,038	$1,445
Federal funds sold	1,700	355
TOTAL CASH AND CASH EQUIVALENTS	2,738	1,800
Interest-bearing deposits with banks	257	1,357
Investment securities, available-for-sale	84,710	83,195
Gross loans	59,632	55,645
Net deferred expenses/(fees)	175	(77)
Allowance for loan and lease losses	(1,063)	(1,067)
NET LOANS	58,744	54,501
Loans held for sale	180	—
Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stock, at cost	1,189	1,134
Bank-owned life insurance	2,067	—
Other real estate owned	1,776	1,776
Premises and equipment, net	998	599
Accrued interest receivable	707	584
Other assets	531	420
TOTAL ASSETS	$153,897	$145,366

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$3,387	$3,550
Interest-bearing demand	8,218	9,355
Savings and money market	55,358	58,854
Time deposits	57,769	47,225
TOTAL DEPOSITS	124,732	118,984
Securities sold under agreements to repurchase	54	253
Accrued interest payable	56	56
Accounts payable and other liabilities	614	534
FHLB borrowings	8,500	6,500
TOTAL LIABILITIES	133,956	126,327
Commitments and contingencies (see Notes 17 and 18)
Stockholders' equity
Common stock (1)	26	26
Additional paid-in capital	26,206	26,146
Accumulated deficit	(7,359)	(7,640)
Accumulated other comprehensive income	1,068	507
TOTAL STOCKHOLDERS' EQUITY	19,941	19,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$153,897	$145,366
_________________

(1) $0.01 par value; 5,000,000 shares authorized; 2,653,671 shares issued and outstanding at December 31, 2012, which includes 100,000 shares of unvested restricted stock; 2,553,671 shares issued and outstanding at December 31, 2011.

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
Years Ended December 31, 2012 and 2011

($ in thousands, except share data)	2012	2011
Interest and dividend income
Interest and fees on loans	$3,272	$3,300
Investment securities, taxable	2,013	2,407
Dividends on FHLB and Federal Reserve Bank stock	40	35
Other	10	7
Total interest and dividend income	5,335	5,749
Interest expense
Deposits	1,140	1,389
FHLB borrowings	131	197
Other borrowings	5	11
Total interest expense	1,276	1,597
Net interest and dividend income	4,059	4,152
Provision for loan and lease losses	—	155
Net interest and dividend income after provision for loan losses	4,059	3,997
Noninterest income
Customer service and other fees	73	68
Gain on loans sold	149	—
Gain on sale of available-for-sale securities	730	871
Loss on sale of other real estate owned	—	(25)
Other income	96	6
Total noninterest income	1,048	920
Noninterest expense
Salaries and employee benefits	2,516	2,489
Occupancy	480	525
Professional fees	451	436
Other general and administrative	1,379	1,225
Total noninterest expense	4,826	4,675
Income before income taxes	281	242
Provision for income taxes	—	—
Net income	$281	$242
Other comprehensive income, net of tax:
Increase in net unrealized gains on securities	$1,291	$1,177
Less: Net gains included in net income	(730)	(871)
Other comprehensive income	$561	$306
Comprehensive income	$842	$548

Per share data
Earnings per share – basic	$0.11	$0.09
Earnings per share – diluted	$0.11	$0.09
Weighted average common shares
Basic	2,553,671	2,553,671
Diluted	2,573,688	2,553,671

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIT)
Years Ended December 31, 2012 and 2011

($ in thousands, except share data)
	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated (Deficit)	Accumulated Other Comprehensive Income	Total

Balance at December 31, 2010	2,553,671	$26	$25,980	$(7,882)	$201	$18,325
Stock-based compensation	—	—	166	—	—	166
Net income	—	—	—	242	—	242
Other comprehensive income	—	—	—	—	306	306
Balance at December 31, 2011	2,553,671	$26	$26,146	$(7,640)	$507	$19,039
Stock-based compensation	—	—	60	—	—	60
Stock compensation awards	100,000	—	—	—	—	—
Net income	—	—	—	281	—	281
Other comprehensive income	—	—	—	—	561	561
Balance at December 31, 2012	2,653,671	$26	$26,206	$(7,359)	$1,068	$19,941

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2012 and 2011

($ in thousands)
Cash flows from operating activities:	2012	2011
Net income	$281	$242
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	113	145
Provision for loan losses	—	155
Amortization of deferred loan fees/expenses, net	(3)	(31)
Amortization of premiums/discounts on investment securities, net	1,515	937
Stock-based compensation	60	166
Loans originated for sale	(180)	—
Gain on sale of available-for-sale securities	(730)	(871)
Gain on sale of SBA loans	(149)	—
Proceeds from the sale of SBA loans	2,537	—
Loss on sale of other real estate owned	—	25
Federal Home Loan Bank stock dividends	(9)	(4)
Increase in bank-owned life insurance cash surrender value	(67)	—
Net changes in operating assets and liabilities:
Accrued interest receivable	(123)	175
Other assets	(111)	69
Accrued interest payable	—	(35)
Accounts payable and other liabilities	109	147
Deferred loan fees/expenses, net	(249)	33
Net cash provided by operating activities	2,994	1,153
Cash flows from investing activities:
Purchases of investment securities, available-for-sale	(59,066)	(60,770)
Proceeds from sales of investment securities, available-for-sale	41,526	42,900
Proceeds from maturity/call/pay down of investment securities, available-for-sale	15,801	11,228
Purchases of interest-bearing deposits with banks	—	(1,251)
Maturity of interest-bearing deposits with banks	1,100	160
(Purchase) / redemption of Federal Reserve Bank stock	(46)	38
Purchase of bank-owned life insurance	(2,000)	—
Proceeds from sale of foreclosed properties	—	1,813
Loan (originations) / principal collections, net	(6,379)	1,213
Purchases of premises and equipment	(512)	(13)
Net cash used in investing activities	(9,576)	(4,682)
Cash flows from financing activities:
Net increase in deposits	5,748	8,029
Net decrease in securities sold under agreements to repurchase	(199)	(90)
Principal payments on capital lease	(29)	(46)
Net proceeds from / (repayment of) Federal Home Loan Bank borrowings	2,000	(3,500)
Net cash provided by financing activities	7,520	4,393

Net increase in cash and cash equivalents	938	864
Cash and cash equivalents at beginning of year	1,800	936
Cash and cash equivalents at end of year	$2,738	$1,800
Supplemental disclosure of cash flow information:
Interest paid	$1,276	$1,632
Income taxes paid	$—	$—
Non-cash investing and financing activities:
Increase in net unrealized gain on investment securities	$561	$306
Loans transferred to other real estate owned	$—	$1,776

The accompanying notes are an integral part of these consolidated financial statements.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation that incorporated in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”).  The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, (“OCC”), is a wholly-owned subsidiary of Solera National Bancorp, Inc.  The Bank is a full-service commercial bank headquartered in Lakewood, Colorado that commenced banking operations in the third quarter of 2007.  The Bank provides a variety of financial services to individuals, businesses, and not-for-profit organizations primarily located in the six-county Denver metropolitan area.  Its primary lending products are commercial loans and home-equity lines of credit.  Its primary deposit products are checking, money market, savings and time deposit accounts.  In December 2012, the Company launched a residential mortgage division with five loan production offices in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango.  With the addition of more than 50 mortgage professionals, the Bank now offers residential mortgage loans, the vast majority of which will be sold on the secondary market.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Solera National Bancorp and its wholly-owned subsidiary, Solera National Bank.  All entities are collectively referred to as the Company.  All significant intercompany balances and transactions have been eliminated in consolidation.

Basis of Presentation

The Company uses the “management approach” for reporting information about segments and has determined that as of December 31, 2012 its business is comprised of one operating segment: banking.  The Company anticipates reporting two operating segments in the future when the operations of the residential mortgage division are more significant.

The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and prevailing practices within the banking industry. A summary of the significant accounting policies consistently applied in preparation of the accompanying consolidated financial statements follows:

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The significant areas requiring management estimates include determination of the allowance for loan and lease losses, assessment of possible impairment for investment securities, valuation of deferred tax assets and liabilities, stock compensation expense, and fair value of investment securities and other financial instruments.  Assumptions and factors used in making estimates are evaluated regularly or whenever events or circumstances indicate that the previous assumptions and factors may have changed.  Estimates may be adjusted as a result of assumptions and factors being evaluated.

Presentation of Cash Flows

For the purposes of reporting cash flows, cash and cash equivalents includes cash, balances due from banks and federal funds sold. Generally, federal funds are sold for one day periods.  Cash flows from loans, deposits, and securities sold under agreements to repurchase are reported net.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements subsequent to the balance sheet date and, therefore, estimates of fair value obtained at dates later than the balance sheet date may differ significantly from the amounts presented in the accompanying statements and notes.

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

Securities are also evaluated for impairment utilizing criteria such as the magnitude and duration of the decline, current market conditions, payment history, the credit worthiness of the obligor, the intent of the Company to retain the security or whether it is more likely than not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  If a decline in value below amortized cost is determined to be other-than-temporary, which does not necessarily indicate that the decline is permanent, but indicates that the prospects for a near-term recovery of value is not favorable, the security is reviewed in more detail in order to determine the portion of the impairment, if any, that relates to credit (resulting in a charge to earnings) versus the portion of the impairment that is noncredit related (resulting in a charge to accumulated other comprehensive income).  A credit loss is determined by comparing the amortized cost basis to the present value of cash flows expected to be collected, computed using the original yield as the discount rate.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans Held for Sale / Gains and Losses on Sales of Mortgage Loans

Residential mortgage loans originated and held for sale are marked to market with gains and losses recognized in noninterest income.  The market value is based on committed secondary market prices.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FHLB and Federal Reserve Bank Stock

The Bank is a member of the Federal Home Loan Bank of Topeka (“FHLB”) and the Federal Reserve Bank of Kansas City (“FRB”).  In both banks, members are required to own a certain amount of stock.  As such, the Bank owns stock in both the FHLB and FRB.  Bank stocks are carried at cost, classified as restricted securities and periodically reviewed for impairment.  Both cash and stock dividends are reported as income in the period declared.

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

Income Taxes

Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is “more likely than not” that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforwards periods.

The Company recognizes interest and penalties, if any, in other general and administrative expense.  There were no interest or penalties recorded or accrued at December 31, 2012 or 2011.  Similarly, as of December 31, 2012 and 2011, the Company has no uncertain income tax positions as defined in of Accounting Standards Codification (“ASC”) 740, Income Taxes.

Comprehensive Income

For the years ended December 31, 2012 and 2011, the Company had $1.1 million and $507,000, respectively, of unrealized gain on investment securities, net of applicable taxes and no other components of comprehensive income other than net income from operations.  It should be noted that taxes are estimated to be $0 for both 2012 and 2011, as a full valuation allowance has been established for all deferred tax assets and liabilities until it is more likely than not that the tax assets or liabilities will be realized.

Loan Commitments and Related Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 17. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Interest Rate Lock Commitments and Forward Sales Commitments

Interest rate lock commitments are commitments to fund residential mortgage loans at specified interest rates within a specified time, generally up to 60 days from the time of the rate lock.  An interest rate lock commitment related to a loan that will be held for sale is a derivative instrument under U.S. GAAP, and is recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in its value recorded in income from mortgage banking operations within noninterest income on the consolidated statements of income and comprehensive income.  To eliminate the exposure of changes in interest rates impacting the fair value of interest rate lock commitments, the Company utilizes “best efforts” forward loan sale commitments.  These contracts are entered into at the same time as the interest rate lock commitment, and lock in the sale and price of the loan with the Company’s secondary market investors.  Since these are “best efforts” contracts, the Company does not incur a penalty in the event the committed loans are not delivered.  These forward loan sales commitments are not considered derivative instruments under U.S. GAAP, but in accordance with U.S. GAAP the Company has elected to mark these instruments to market.  As such, both the interest rate lock commitments and forward sales commitments are accounted for at fair value.  The fair value of interest rate lock commitments and forward sales commitments was not significant as of December 31, 2012.  There were no interest rate lock commitments or forward sales commitments as of December 31, 2011.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recorded compensation costs for stock-based compensation issued to directors in the amount of $5,000 and $68,000 in 2012 and 2011, respectively.  The Company recorded compensation costs for stock-based compensation issued to employees in the amount of $55,000 and $98,000 in 2012 and 2011, respectively.

Additionally, the Company may grant restricted stock awards.  These stock awards may vest based on a performance or service condition.  For awards that vest based on a service condition, the compensation expense is recognized over the service period based on the grant-date fair value of the award (as determined by the quoted market price on the date of grant).   For awards that vest based on a performance condition, the expense is recognized based on the number of awards that are expected to vest based on then-current projections.  Should these expectations change in future periods, additional expense could be recorded or expense previously recorded could be reversed. Prior to the vesting of stock awards, each grantee shall have the rights of a stockholder with respect to voting and dividend rights of the granted stock.

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

Impact of Newly Issued Accounting Standards

In May 2011, the Financial Accounting Standards Board, (“FASB”), issued an accounting standards update intended to improve the comparability of fair value accounting and reporting requirements between U.S. GAAP and International Financial Reporting Standards (IFRS).  Additional disclosures required by the update are incorporated in Note 20 and include: (i) disclosure of quantitative information regarding the unobservable inputs used in any  Level 3 measurement  including an explanation of the valuation techniques used and the sensitivity to changes in the values assigned to unobservable inputs; (ii) categorization by level for the fair value of financial instruments; and (iii) instances where the fair values disclosed for non-financial assets were based on a highest and best use assumption when in fact the assets are not being utilized in that capacity.  The amendments in the update were effective for the Company’s interim and annual reports beginning with the first quarter 2012.  The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows but did cause changes to the Company’s fair value disclosure (see Note 20 — Fair Value).

In June 2011, the FASB issued an accounting standards update to increase the prominence of items included in other comprehensive income and facilitate the convergence of U.S. GAAP with IFRS.  The update prohibits continued exclusive presentation of other comprehensive income in the statement of stockholders’ equity.  The update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but continuous statements.  The amendments in the update were effective for the Company’s interim and annual reports beginning with the first quarter 2012.  The provisions of this update did not have a material impact on the Company’s financial position, results of operations or cash flows but did cause changes to the presentation of the Company’s Statements of Income and Comprehensive Income.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2012, the FASB issued other accounting standards updates which may impact the banking community or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

Reclassifications

Certain reclassifications have been made, with no effect on net income or stockholders’ equity, to the previous consolidated financial statements to conform to the 2012 presentation.

NOTE 2 — INVESTMENT SECURITIES

The amortized costs and estimated fair values of investment securities are as follows:

($ in thousands)	December 31, 2012
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
Corporate	$14,148	$457	$(155)	$14,450
State and municipal	21,752	412	(47)	22,117
Residential agency mortgage-backed securities (“MBS”) and collateralized mortgage obligations (“CMOs”)	47,742	570	(169)	48,143
Total securities available-for-sale	$83,642	$1,439	$(371)	$84,710

($ in thousands)	December 31, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Securities available-for-sale:
Corporate	$15,117	$161	$(460)	$14,818
State and municipal	3,691	198	(4)	3,885
Residential agency MBS and CMOs	63,880	747	(135)	64,492
Total securities available-for-sale	$82,688	$1,106	$(599)	$83,195

The amortized cost and estimated fair value of debt securities by contractual maturity at December 31, 2012 and 2011 are shown below. The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to call or prepay obligations with or without call or prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities is not represented in the table below.  For instance, we received $15.8 million in proceeds from the maturity/call/prepayment of securities during 2012 (see our Consolidated Statements of Cash Flows on page F-6) versus no dollars contractually maturing within one year as of December 31, 2011 as set forth in the table below.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)	2012		2011
Securities available-for-sale	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due within one year	$1,003	$1,023	$—	$—
Due after one year through five years	6,180	6,455	8,540	8,583
Due after five years through ten years	22,869	23,242	13,799	13,720
Due after ten years	53,590	53,990	60,349	60,892
Total securities available-for-sale	$83,642	$84,710	$82,688	$83,195

The following table presents the estimated fair value, the unrealized losses and the number of securities that were temporarily impaired and the length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011, respectively:

	December 31, 2012
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$1,436	$(8)	2	$3,353	$(147)	6	$4,789	$(155)	8
State and municipal	4,512	(47)	9	—	—	—	4,512	(47)	9
Residential agency MBS/ CMOs	17,267	(164)	16	1,134	(5)	2	18,401	(169)	18
Total temporarily-impaired	$23,215	$(219)	27	$4,487	$(152)	8	$27,702	$(371)	35

	December 31, 2011
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$4,033	$(180)	8	$4,220	$(280)	7	$8,253	$(460)	15
State and municipal	502	(4)	1	—	—	—	502	(4)	1
Residential agency MBS/ CMOs	18,266	(135)	20	—	—	—	18,266	(135)	20
Total temporarily-impaired	$22,801	$(319)	29	$4,220	$(280)	7	$27,021	$(599)	36

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer and whether the Company has the intent to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value.  As of December 31, 2012 and 2011, no declines were deemed to be other than temporary.

The six corporate securities that were in a continuous loss position for 12 months or longer at December 31, 2012 fluctuated in value primarily as a result of changes in market interest rates and the widening of spreads due to an increase in the perceived risk of these bonds largely due to an unsettled economy and problems with European banks rather than due to a material deterioration in credit quality.  Further, the amount of unrealized loss on these corporate bonds has declined from December 2011.  Anticipated increases in prepayment speeds on residential agency MBS, especially those with relatively high coupons, is the primary driver for the two mortgage-backed securities in a continuous loss position for 12 months or longer at December 31, 2012.  The Company has determined there is no credit impairment on these securities since they carry the implicit guarantee of the U.S. government.

The Company has the intent to hold all securities in an unrealized loss position as of December 31, 2012 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above, are not other than temporarily impaired.  Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2011, determined these securities were not other than temporarily impaired.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter 2011, the Company recognized $67,000 of loss on available-for-sale securities related to other than temporary impairment on five securities that management had the intent to sell before recovery of value.  Those five securities were sold during the second quarter of 2011 for a net loss of $48,000, a $19,000 improvement from their March 31, 2011 estimated fair values.  No other than temporary impairment was recognized during 2012.

Sales of available-for-sale securities were as follows:

	Year Ended December 31,
($ in thousands)	2012	2011
Proceeds	$41,526	$42,900
Gross gains	763	1,000
Gross losses	(33)	(129)

Realized gains and losses on the sale of securities are computed using the specific identification method, based on the amortized cost on the date of sale.

Securities with carrying values of $25.5 million and $20.4 million at December 31, 2012 and 2011, respectively, were pledged as collateral to secure borrowings from the FHLB, public deposits and for other purposes as required or permitted by law.

NOTE 3 — LOANS

The following table sets forth the composition of the loan portfolio according to the loan’s purpose, which may differ from the categorization of the loan in subsequent tables which may categorize the loan according to its underlying collateral:

($ in thousands)	December 31,
	2012	2011

Commercial real estate (“CRE”)	$38,230	$37,862
Commercial and industrial	9,383	5,971
Residential real estate	10,608	10,460
Construction and development	791	1,307
Consumer	620	45
GROSS LOANS	59,632	55,645
Net deferred expenses / (fees)	175	(77)
Allowance for loan and lease losses	(1,063)	(1,067)
LOANS, NET	$58,744	$54,501

During 2012, the Company purchased loans totaling approximately $4.8 million from banks and other entities.  No loans were purchased during 2011.  Also during 2012, the Company sold the guaranteed portion of five SBA 7(a) loans totaling approximately $2.5 million and resulting in total gains of $187,000, of which $149,000 was recognized in income immediately.  The remaining $38,000 of gains pertains to the unguaranteed portion of the note that was retained by the Bank and will be amortized over the remaining term of the note as an adjustment to yield.  No loans were sold during 2011.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons. There were approximately $163,000 and $481,000 in loans receivable from related parties at December 31, 2012 and December 31, 2011, respectively.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s loan portfolio generally consists of loans to borrowers within Colorado.  Although the Company seeks to avoid concentrations of loans to a single industry or based upon a single class of collateral, the Company’s loan portfolio consists primarily of real estate loans secured by real estate located in Colorado, making the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado.  No single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.7 million.  This regulatory requirement helps to ensure the Bank’s exposure to one individual customer is limited.

NOTE 4 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the twelve months ended December 31, 2012 and 2011, respectively, is summarized as follows:

($ in thousands)	2012	2011
Balance at beginning of year	$1,067	$1,175
Charge-offs	(88)	(276)
Recoveries	84	13
Provision for loan and lease losses	—	155
Balance at end of year	$1,063	$1,067

The following allowance for loan and lease loss disclosures are broken out by portfolio segment.  Portfolio segment is defined, under current US GAAP, as the level of aggregation used by the Company to calculate its allowance for loan and lease losses.  Our portfolio segments are based on how loans are categorized on the Consolidated Report of Condition and Income, as set forth by banking regulators, (the “Call Report”), which is primarily based on the collateral securing the loan.  We have four main portfolio segments as follows:

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

The table below provides a roll forward by portfolio segment of the allowance for loan and lease losses for the twelve months ended December 31, 2012 and 2011, respectively.

Roll forward of Allowance for Loan and Lease Losses by Portfolio Segment
Twelve Months Ended December 31, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at January 1, 2012	$726	$244	$97	$—	$1,067
Charge-offs	—	—	(85)	(3)	(88)
Recoveries	—	70	14	—	84
Provision for loan and lease losses	58	(92)	31	3	—
Balance at December 31, 2012	$784	$222	$57	$—	$1,063

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Roll forward of Allowance for Loan and Lease Losses by Portfolio Segment
Twelve Months Ended December 31, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at January 1, 2011	$524	$314	$336	$1	$1,175
Charge-offs	(51)	(109)	(116)	—	(276)
Recoveries	—	13	—	—	13
Provision for loan and lease losses	253	26	(123)	(1)	155
Balance at December 31, 2011	$726	$244	$97	$—	$1,067

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of December 31, 2012 and 2011.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s systematic methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 1 —Summary of Significant Accounting Policies, Provision and Allowance for Loan and Lease Losses).

	December 31, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$13	$—	$13
Collectively evaluated for impairment	34,634	15,873	9,062	50	59,619
Total	$34,634	$15,873	$9,075	$50	$59,632
Allowance for loan and lease losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	784	222	57	—	1,063
Total	$784	$222	$57	$—	$1,063

	December 31, 2011
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$274	$—	$336	$—	$610
Collectively evaluated for impairment	35,159	14,586	5,245	45	55,035
Total	$35,433	$14,586	$5,581	$45	$55,645
Allowance for loan and lease losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	726	244	97	—	1,067
Total	$726	$244	$97	$—	$1,067

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  During 2012, the Company added an additional class for loans secured by the full faith and credit of the United States government.  This class includes loans the Bank purchased during 2012 that are guaranteed by the United States Department of Agriculture. The following tables are provided to explain how the portfolio segments are further disaggregated into portfolio classes:

	December 31, 2012 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$13,544	$—	$—	$—	$13,544
CRE – non-owner occupied	20,462	—	—	—	20,462
Commercial and industrial	—	—	6,156	—	6,156
Residential real estate	—	15,515	—	—	15,515
Construction and development	628	358	—	—	986
Government guaranteed	—	—	2,919	—	2,919
Consumer	—	—	—	50	50
Total	$34,634	$15,873	$9,075	$50	$59,632

	December 31, 2011 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$16,337	$—	$—	$—	$16,337
CRE – non-owner occupied	18,367	—	—	—	18,367
Commercial and industrial	—	—	5,581	—	5,581
Residential real estate	—	14,008	—	—	14,008
Construction and development	729	578	—	—	1,307
Consumer	—	—	—	45	45
Total	$35,433	$14,586	$5,581	$45	$55,645

Impaired Loans

The following tables provide detail of impaired loans broken out according to class as of December 31, 2012 and 2011, respectively.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans were on nonaccrual status and therefore did not have interest accruing.  The unpaid balance represents the unpaid principal prior to any partial charge-off.  There were no impaired loans with a related allowance as of December 31, 2012 or December 31, 2011.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	13	13	—	58	2
Residential real estate	—	—	—	—	—
Construction and development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$13	$13	$—	$58	$2

The impaired loans without a valuation allowance did not have a related allowance because they are well-secured.

	December 31, 2011
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	274	494	—	345	—
Commercial and industrial	336	336	—	517	15
Residential real estate	—	—	—	—	—
Construction and development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$610	$830	$—	$862	$15

The impaired loans without a valuation allowance did not have a related allowance because they were either partially charged-off during the year, bringing them to their net realizable value or are well-secured.

If the nonaccrual loans as of December 31, 2012 and 2011 had been current in accordance with their original terms an additional $7,000 and $63,000 of interest income would have been recorded during the twelve months ended December 31, 2012 and 2011, respectively.

Troubled debt restructurings (TDRs) are included in impaired loans above.  There were no loans modified as TDRs during the twelve months ended 2012.  A TDR is considered to be in payment default once it is 90 days past due under the modified terms or when the loan is determined to be uncollectible and is classified as loss and charged-off.  There were no loans restructured during the last 12 months that subsequently defaulted.  One loan, totaling $85,000, that was restructured during the third quarter of 2011 defaulted and was charged-off during the second quarter of 2012.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans, by class, that were modified as TDRs during the twelve months ended December 31, 2011:

TDRs during the Twelve Months Ended December 31, 2011
($ in thousands)			Recorded
Loan Class	# of Loans	Pre- Modification Recorded Investment	Investment as of December 31, 2011
CRE – owner occupied	—	$—	$—
CRE – non-owner occupied	1	369	274
Commercial and industrial	1	99	93
Residential real estate	1	161	—
Construction and development	—	—	—
Consumer	—	—	—
Total	3	$629	$367

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

The Company has not committed additional funds to any of the borrowers whose loans are classified as a TDR.  As further represented in the table below, as of December 31, 2011, the Company had two loans that were restructured within the last twelve months that subsequently defaulted.  One loan was moved to other real estate owned during the third quarter 2011 and the other loan was deemed uncollectible and fully charged-off during the third quarter 2011.

TDRs that subsequently defaulted as of December 31, 2011
($ in thousands)			Recorded
Loan Class	# of Loans	Recorded Investment at Time of Default	Investment as of December 31, 2011
CRE – owner occupied	1	$879	$—
CRE – non-owner occupied	—	—	—
Commercial and industrial	—	—	—
Residential real estate	1	110	—
Construction and development	—	—	—
Consumer	—	—	—
Total	2	$989	$—

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Age Analysis of Loans

The following tables summarize by class our past due and nonaccrual loans as of the dates indicated.

	December 31, 2012
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual	Total Past Due and Non-accrual
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	13	13
Residential real estate	135	—	—	—	135
Construction and development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	12	—	—	12
Total	$135	$12	$—	$13	$160

	December 31, 2011
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Non-accrual	Total Past Due and Non-accrual
CRE – owner occupied	$—	$1,040	$—	$—	$1,040
CRE – non-owner occupied	—	—	—	274	274
Commercial and industrial	—	—	—	336	336
Residential real estate	139	170	—	—	309
Construction and development	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$139	$1,210	$—	$610	$1,959

Credit Quality Information

The Company uses the following definitions for risk ratings, which are consistent with the definitions used in supervisory guidance and are the same for all classes of loans:

Special Mention:
Loans in this category have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects at some future date.

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

As of December 31, 2012, and based on the most recent analysis performed during the month of December 2012, the recorded investment in each risk category of loans by class of loan is as follows:

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Credit Quality of Loans by Class as of December 31, 2012
($ in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$10,628	$1,008	$1,908	$—	$13,544
CRE – non-owner occupied	18,343	1,090	1,029	—	20,462
Commercial and industrial	5,973	170	13	—	6,156
Residential real estate	14,567	135	813	—	15,515
Construction and development	195	—	791	—	986
Government guaranteed	2,919	—	—	—	2,919
Consumer	38	12	—	—	50
Total	$52,663	$2,415	$4,554	$—	$59,632

As of December 31, 2011, and based on the analysis performed during the month of December 2011, the recorded investment in each risk category of loans by class of loan were as follows:

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

NOTE 5 — FHLB AND FEDERAL RESERVE BANK STOCK

The Company, through its subsidiary bank, is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka.  Membership in these banks requires the Company to maintain an investment in the capital stock of each.  These investments are restricted in that they can only be redeemed by the issuer at par value.  The Company’s investments at December 31 were as follows:

($ in thousands)	2012	2011
Federal Reserve Bank of Kansas City	$533	$487
Federal Home Loan Bank of Topeka	656	647
Total	$1,189	$1,134

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7— OTHER REAL ESTATE OWNED

Changes in the balance of other real estate owned for the years ended December 31, 2012 and 2011 were as follows:

($ in thousands)	2012	2011

Balance at beginning of year	$1,776	$1,838
Additions to OREO	—	1,776
Sales proceeds	—	(1,813)
Net (losses) / gains	—	(25)
Balance at end of year	$1,776	$1,776

Expenses related to other real estate owned included insurance, taxes and operating expenses of $55,000 and $21,000 during 2012 and 2011, respectively.

NOTE 8— PREMISES AND EQUIPMENT

The composition of Company premises and equipment at December 31, 2012 and 2011 is as follows:

($ in thousands)	2012	2011

Leasehold improvements	$607	$608
Furniture, fixtures and equipment	1,127	628
	1,734	1,236
Less accumulated depreciation	(736)	(637)
Premises and equipment, net	$998	$599

Depreciation and amortization expense on premises and equipment was $113,000 and $145,000 for the years ended December 31, 2012 and 2011, respectively, and is included in occupancy expense in the accompanying consolidated statements of income and comprehensive income.  There are no definitive agreements regarding acquisition or disposition of owned or leased facilities.  Rent expense on premises was approximately $203,000 and $220,000 for the years ended December 31, 2012 and 2011, respectively.  Rent expense will increase during 2013 as the Company occupied five new leased facilities during December 2012 in conjunction with the opening of the new residential mortgage division.

The Company has noncancelable operating leases for its main banking office, one administrative office, five mortgage loan production offices, and several copiers/printers that expire at various dates not later than the year 2017.  Each of the leases for office space has a renewal option that extends through various dates not later than 2037.  The cost of such renewals is not included below.  The following table shows future minimum noncancelable operating lease payments as of December 31, 2012:

Year ending December 31,	($ in thousands)

2013	$392
2014	370
2015	358
2016	293
2017	62
Thereafter	—
Total	$1,475

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9— DEPOSITS

Deposits at December 31, 2012 and 2011 consist of the following:

($ in thousands)	2012		2011
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand	$3,387	3%	$3,550	3%
Interest-bearing demand	8,218	7	9,355	8
Money market accounts	10,511	8	9,781	8
Savings accounts	44,847	36	49,073	41
Time deposits, less than $100,000	4,559	3	5,193	4
Time deposits, $100,000 or more	53,210	43	42,032	36
Total	$124,732	100%	$118,984	100%

Public deposits over $250,000 are collateralized by investment securities with estimated market values of $17.6 million and $12.4 million as of December 31, 2012 and 2011, respectively.

Scheduled maturities of time deposits for the next five years, as of December 31, are as follows:

($ in thousands)	2012	2011

2012	$—	$22,668
2013	19,116	5,032
2014	9,200	4,053
2015	12,111	5,514
2016	11,754	9,215
2017	4,460	—
Thereafter	1,128	743
Total	$57,769	$47,225

Time deposits at December 31, 2012 included approximately $5.2 million in brokered deposits.  The majority of this balance consisted of time deposits purchased during 2012 that mature during 2013.  Additionally, the $5.2 million in brokered deposits included approximately $761,000 in reciprocal time deposits.  Time deposits at December 31, 2011 included approximately $11.3 million in brokered deposits.  The majority of this balance consisted of time deposits purchased during 2011 that matured during 2012.  Additionally, the $11.3 million in brokered deposits included approximately $1.3 million in reciprocal time deposits.

NOTE 10— SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

The Company had ending balances in securities sold under agreements to repurchase of $54,000 and $253,000 at December 31, 2012 and 2011, respectively, with weighted-average interest rates at year-end of 0.72% and 1.00%, respectively. Securities sold under agreements to repurchase, which are classified as secured borrowings, generally mature within one to four days from the transaction date.  Securities sold under agreements to repurchase are reflected at the amount of cash received for the transaction.  The Company may be required to provide additional collateral based on the fair value of the underlying securities.  The securities sold under agreements to repurchase are collateralized by government agency and/or mortgage-backed securities held by the Company.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11— OTHER BORROWINGS

The Bank is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB.  Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate.  All advances are collateralized by certain securities pledged by the Bank and some of the Bank’s qualifying loans.  The Bank’s authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings.  The outstanding balance at December 31, 2012 was $8.5 million with interest rates ranging from 0.43% to 3.01%, and a weighted-average interest rate of 1.57%.  As of December 31, 2011, the balance outstanding was $6.5 million with interest rates ranging from 1.16% to 3.01% and a weighted-average interest rate of 1.90%.

During the fourth quarter of 2011, the Bank restructured $3.5 million of its fixed-rate FHLB advances which reduced our effective annual interest rate from 4.37% to 2.14% and extended the average maturity.  This restructuring qualified as a debt modification, rather than a debt extinguishment, per U.S. GAAP.  As such, the prepayment penalty, of approximately $133,000, is being amortized over the life of the new borrowings through the effective-interest method and is included in the 2.14% new effective interest rate.

In addition to FHLB borrowings, as of December 31, 2012 and 2011, the Company may borrow up to $9.1 million overnight on an unsecured basis from its correspondent banks.  As of both December 31, 2012 and 2011, there were no outstanding borrowings under these arrangements.  The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

At December 31, 2012, the scheduled maturities and weighted-average effective interest rate of FHLB borrowings are as follows:

($ in thousands)	$ Amount Maturing	Weighted-Average Interest Rate
Overnight	$—	—%
2013	1,000	0.43
2014	4,000	1.26
2015	1,500	1.89
2016	1,600	2.39
2017	400	3.01
Total borrowings	$8,500	1.57%

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12— INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

($ in thousands)	2012	2011
Deferred tax assets:
Start-up and organizational expenses	$856	$944
Net operating loss carryforward	1,257	1,266
Allowance for loan and lease losses	272	272
Non-qualified stock options	78	76
Other	95	101
Total deferred tax assets	2,558	2,659
Deferred tax liabilities:
Net unrealized gain on securities available-for-sale	(396)	(188)
Federal Home Loan Bank stock dividends	(19)	(15)
Total deferred tax liabilities	(415)	(203)

Net deferred tax assets	2,143	2,456

Valuation allowance	(2,143)	(2,456)

Net deferred taxes	$—	$—

The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets. The Company has net operating loss carryforwards of approximately $3.4 million for federal income tax purposes.  Federal and state net operating loss carryforwards, to the extent not used, will expire starting in 2027.   The Company is no longer subject to examination by Federal and State taxing authorities for years before 2007.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2012 and 2011, due to the following:

($ in thousands)
	December 31, 2012	December 31, 2011
Computed “expected” tax expense (benefit)	$96	$82
Change in income taxes resulting from:
Change in valuation allowance	(105)	(111)
Other	9	29
Income tax provision	$—	$—

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13— STOCK-BASED COMPENSATION

Stock Options
On September 20, 2012, the Board of Directors adopted the Company’s 2012 Long-Term Incentive Plan, (the “2012 Plan”).   Under the terms of the 2012 Plan, the Company may grant incentive stock options (“ISO”), nonqualified stock options, restricted stock awards, and/or stock appreciation rights to eligible persons, including officers and directors of the Company.  The 2012 Plan reserves 250,000 shares of common stock of the Company for issuance and does not terminate or amend the Company’s 2007 Stock Incentive Plan (the “2007 Plan”).  As of December 31, 2012, the Company granted 25,000 options as incentive compensation to an executive officer under the 2012 Plan.

The 2007 Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The 2007 Plan provides for accelerated vesting if there is a change of control, as defined in the 2007 Plan. Under the terms of the 2007 Plan, employees may be granted both nonqualified stock options and ISOs and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options. The Board reserved approximately 510,700 options for issuance under the 2007 Plan.  Of that, approximately 499,000 are issued and outstanding, leaving approximately 12,000 available for future grants as of December 31, 2012.

During 2012, the Company recognized stock-based compensation expense of approximately $50,000 representing expense for approximately 44,000 options that vested during the year, plus a pro-rata amount for the options that are expected to vest on the anniversary of the date granted.  During 2011, the Company recognized stock-based compensation expense of approximately $166,000 representing expense for approximately 103,000 options that vested during the year, plus a pro-rata amount for the options that are expected to vest on the anniversary of the date granted.  No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the assumptions presented in the tables below:

	2012 ISO Grants	2012 Nonqualified Grants	2011 ISO Grants
Number of Options Granted	85,000	51,000	59,500
Expected Volatility	15.53% - 20.77%	15.53% - 20.77%	14.46% – 14.56%
Expected Term	6.25 years	6.25 years	6.25 years
Expected Dividend	0.00%	0.00%	0.00%
Risk-Free Rate	0.90% - 1.12%	0.90% - 1.21%	1.19% – 2.72%
Grant-Date Fair Value	$0.62 – $1.21	$0.62 - $1.21	$0.53 – $0.68

The Company did not grant any nonqualified stock options during 2011.  During the third quarter of 2011, the Company changed its methodology for calculating the expected volatility and began using data from the Company’s actual historical stock activity.  Prior to that, the expected volatility was based on the historical volatility of similar banks that had a longer trading history since the Company did not have sufficient historical data of its own.  The expected term represents the estimated average period of time that the options will remain outstanding.  Since the Company does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk-free rate of return reflects the grant-date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options.  The weighted-average grant-date fair value of options granted during the years 2012 and 2011 was $0.70 and $0.62, respectively.  Currently, the Company’s estimated forfeiture rate is 0% for executive officers, 28% for employees and ranges from 0% to 10% for directors.  The different ranges result from certain groups of individuals exhibiting different behavior.  Options forfeited impact the amount of compensation expense recognized.  Share-based compensation expense is based on awards that are ultimately expected to vest; accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures.  The estimated forfeiture rate is reviewed at each reporting date to confirm that it is the best estimate to support the then-current trends within the Company.  During the third quarter 2011, the Company revised its estimated forfeiture rate on ISO grants increasing the estimated forfeiture rate for employees from 25% to 28%, which more accurately reflects the turnover rate experienced by the Company.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, there was approximately $121,000 of unrecognized compensation cost related to non-vested stock options granted that will be recognized over a weighted-average period of 2.03 years.  This compared to approximately $72,000 of unrecognized compensation cost to be recognized over a weighted-average period of 1.62 years as of December 31, 2011.  As of December 31, 2012 and 2011, the aggregate intrinsic value of in-the-money outstanding stock options was approximately $155,000 and $7,000, respectively.

The following table summarizes option activity as of and for the year ended December 31, 2012:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at January 1, 2012	400,312	$7.61	6.04 years
Granted	136,000	4.02	9.37years
Exercised	—	—	—
Forfeited	(5,468)	3.42	—
Expired	(7,344)	7.95	—
Outstanding at December 31, 2012	523,500	$6.72	6.54 years

Exercisable at December 31, 2012	364,911	$7.87	5.48 years

The following table summarizes option activity as of and for the year ended December 31, 2011:

	Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term

Outstanding at January 1, 2011	367,790	$8.31	7.60 years
Granted	59,500	3.02	9.23 years
Exercised	—	—	—
Forfeited	(24,561)	7.11	—
Expired	(2,417)	5.40	—
Outstanding at December 31, 2011	400,312	$7.61	6.04 years

Exercisable at December 31, 2011	315,630	$8.54	5.65 years

Restricted Stock

During 2012, the Company granted restricted stock to officers of the Company’s new mortgage division.  The 50,000 shares granted as an inducement award cliff-vest on November 30, 2014 conditioned upon the officers continued employment with the Bank.  The 50,000 shares have a grant-date fair value of $4.80 per share.  The Company recognized $10,000 of stock-based compensation expense associated with these awards for the year ended December 31, 2012.  At December 31, 2012, compensation cost of $230,000 related to unearned awards not yet recognized is expected to be recognized over a weighted-average period of 1.48 years. An additional 50,000 performance-based shares were issued on November 30, 2012, however, they were not deemed granted as the conditions for the vesting have not yet been established.  The number of performance-based restricted shares that will vest will be calculated in accordance with the performance goals annually set by the Compensation Committee of the Board of Directors and will be a maximum of 10,000 shares for each of the years ended December 31, 2014, 2015, 2016, 2017 and 2018.  The fair value of the performance-based restricted shares will be determined annually on the date the performance goals are established.  The entire 100,000 restricted stock awards are considered issued and outstanding as of December 31, 2012 as they have voting and dividend rights, however, they are unvested and therefore not included in the computation of earnings per share until the performance or time-based restrictions have been met.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14— WARRANTS

In recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 317,335 warrants to its organizers and one non-organizer director.  These warrants are exercisable at a price of $10.00 per share, subject to an effective registration statement, and may be exercised any time prior to September 10, 2017.

Warrants Outstanding and Exercisable
Type	Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

Organizer warrants	$10.00	317,335	4.69 years	$10.00

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

NOTE 15— EARNINGS PER SHARE

The following table presents the net earnings and weighted average common shares outstanding used to calculate earnings per share for the years ended December 31, 2012 and 2011:

($ in thousands, except share data)	2012	2011

Basic earnings per share computation
Net earnings to common stockholders	$281	$242

Weighted average shares outstanding – basic	2,553,671	2,553,671

Basic earnings per share	$0.11	$0.09

Diluted earnings per share computation
Net earnings to common stockholders	$281	$242

Weighted average shares outstanding – basic	2,553,671	2,553,671
Shares assumed issued:
Stock options	8,689	—
Restricted stock	11,328	—
Organizer stock warrants	—	—

Weighted average shares outstanding – diluted	2,573,688	2,553,671

Diluted earnings per share	$0.11	$0.09

The vast majority of the Company’s stock options and warrants were out-of-the-money as of December 31, 2011 and were, therefore, anti-dilutive.  The 100,000 unvested restricted stock awards were not included in the weighted average shares outstanding for the computation of basic earnings per share as they are only considered issued and outstanding as of December 31, 2012 due to their voting and dividend rights.  The treasury stock method was used to estimate the weighted-average diluted shares outstanding for the 50,000 shares of restricted stock that were considered granted as of December 31, 2012 and resulted in 11,328 dilutive-potential shares.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16— RELATED PARTY TRANSACTIONS

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $163,000 and $481,000 in loans receivable from related parties at December 31, 2012 and 2011, respectively.

Also in the course of ordinary business, certain officers, directors, principal stockholders, and employees of the Bank have deposits with the Bank. In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons. The balance of related party deposits at December 31, 2012 and 2011 was approximately $3.1 million and $2.8 million, respectively.

NOTE 17— COMMITMENTS AND CONTINGENCIES

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

At December 31, 2012 and 2011, the Company had $28.5 million and $6.3 million, respectively, in unfunded commitments outstanding whose contract amounts represent credit risk.  Of the $28.5 million in total commitments outstanding at December 31, 2012, $7.7 million were at variable rates and $20.8 million were at fixed rates.  Of the $6.3 million in total commitments outstanding at December 31, 2011, $5.1 million were at variable rates and $1.2 million were at fixed rates.  Additionally, as of December 31, 2012, the Company had approximately $16.8 million in commitments to sell residential mortgage loans to third-party investors.

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

NOTE 18—LEGAL CONTINGENCIES

At December 31, 2012, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations.  During 2012, we were party to two legal matters, which were incidental to the operation of our business.  These matters were settled prior to trial and resulted in $135,000 of legal settlement costs incurred by the Bank.  Although the Company was confident it could successfully defend against the claims, we agreed to settle to avoid costly litigation and business distraction.  Based upon information currently available to us, no further legal liability is likely to have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19— OTHER GENERAL AND ADMINISTRATIVE EXPENSE

The following table details the items comprising other general and administrative expenses:

($ in thousands)	Year Ended December 31,		Increase/
Other general and administrative expenses:	2012	2011	(Decrease)

Data processing	$319	$304	$15
FDIC assessments	152	212	(60)
Other regulatory and reporting fees	131	150	(19)
Marketing and promotions	107	84	23
Directors fees	101	88	13
Loan and collection expense	90	104	(14)
OREO expense	55	21	34
Telephone	48	48	—
Travel and entertainment	47	33	14
Insurance	47	32	15
Dues and memberships	35	29	6
Printing, stationery and supplies	34	32	2
ATM and debit card fees	16	14	2
Franchise taxes	15	14	1
Postage, shipping and courier	13	13	—
Customer checks and other customer expenses	11	15	(4)
Training and education	9	15	(6)
Operating losses / legal settlements	138	11	127
Miscellaneous	11	6	5
Total	$1,379	$1,225	$154

NOTE 20— FAIR VALUE

The Company carries its available-for-sale securities at fair value.  Fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of December 31, 2012 and 2011, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

Impaired loans are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value. Fair value is measured based on the value of the collateral securing these loans or the present value of expected cash flows and is classified as Level 3 in the fair value hierarchy. Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company. Appraised and reported values may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business.  Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Impaired loans are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

Other real estate owned is valued at the time the asset is transferred to other real estate owned.  The value is based primarily on third party appraisals, less costs to sell.  The appraisals are done according to the asset’s highest and best use. The appraisals may be discounted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the property and underlying business.  Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value. Other real estate owned is reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no changes to management’s valuation methodology during 2012.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2012
Investment securities, available-for-sale:
Corporate	$—	$14,450	$—	$14,450
State and municipal	—	22,117	—	22,117
Residential agency MBS and CMOs	—	48,143	—	48,143
Total	$—	$84,710	$—	$84,710
Assets at December 31, 2011
Investment securities, available-for-sale:
Corporate	$—	$14,818	$—	$14,818
State and municipal	—	3,885	—	3,885
Residential agency MBS and CMOs	—	64,492	—	64,492
Total	$—	$83,195	$—	$83,195

There were no transfers in or out of levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Financial assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2012
Impaired loans (Financial)	$—	$—	$—	—
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989

Assets at December 31, 2011
Impaired loans (Financial)	$—	$—	$311	$311
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect further decline in fair value since the time the appraisal analysis was completed, if warranted.  OREO had a carrying amount of $1.8 million at both December 31, 2012 and 2011, based on the current appraisals less reasonable costs to sell of approximately $253,000 for the Company’s two OREO properties.  This value included a partial charge-off of $40,000 which was recorded during 2011.

Impaired loans are measured for impairment using either the fair value of collateral or the present value of expected cash flows.  The $13,000 impaired loan at December 31, 2012 was carried at cost, because the fair value of the expected cash flows exceeded the book value, as such it is not presented in the table above.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans at December 31, 2011 had carrying amounts totaling $610,000 after partial charge-offs of $220,000.  These impaired loans had no specific valuation allowance.  In addition, these impaired loans have $37,000 of estimated selling costs which reduced the carrying value.  Of the $610,000 of impaired loans, $311,000 was carried at fair value adjusted for the aforementioned charge-offs and estimated selling costs. The remaining $336,000 was carried at cost at December 31, 2011, as the fair value of collateral or expected cash flows on these loans exceeded the book value.

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

Interest-bearing deposits with banks:  As of December 31, 2012 and 2011, respectively, the Bank owned $250,000 and $350,000, in fixed-rate certificates of deposit with other FDIC-insured financial institutions whose fair values were estimated using a discounted cash flow calculation using interest rates currently being offered for deposits with similar remaining maturities. The carrying value of all other interest-bearing deposits with banks approximated their fair values as of December 31, 2012 and 2011 due to the balances being payable upon demand.

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

Loans held for sale: Loans originated and held for sale are carried at the lower of cost or market.  No fair value adjustments were recorded on loans held for sale during 2012.  The Company holds loans in the held for sale category for a period generally less than two months and, as a result, the fair value approximates the carrying value.

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments at December 31 are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2012
Financial Assets:	Value	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$2,738	$2,738	$—	$—	$2,738
Interest-bearing deposits with banks	257	—	273	—	273
Investment securities	84,710	—	84,710	—	84,710
Loans, net	58,744	—	—	58,785	58,785
Loans held for sale	180	—	180	—	180
FHLB and FRB stocks	1,189	—	—	NA	NA
Bank-owned life insurance	2,067	—	—	2,067	2,067
Accrued interest receivable	707	—	537	170	707

Financial Liabilities:
Deposits, demand, savings and money market	$66,963	$—	$66,963	$—	$66,963
Time deposits	57,769	—	58,671	—	58,671
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB borrowings	8,500	—	8,722	—	8,722
Accrued interest payable	56	—	56	—	56

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2011
Financial Assets:	Value	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$1,800	$1,800	$—	$—	$1,800
Interest-bearing deposits with banks	1,357	—	1,374	—	1,374
Investment securities	83,195	—	83,195	—	83,195
Loans, net	54,501	—	—	54,788	54,788
FHLB and FRB stocks	1,134	—	—	NA	NA
Accrued interest receivable	584	—	423	161	584

Financial Liabilities:
Deposits, demand, savings and money market	$71,759	$—	$71,759	$—	$71,759
Time deposits	47,225	—	47,917	—	47,917
Securities sold under agreements to repurchase	253	—	253	—	253
FHLB borrowings	6,500	—	6,692	—	6,692
Accrued interest payable	56	—	56	—	56

NOTE 21— REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material adverse effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Undercapitalized institutions are subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized.

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined).   As of December 31, 2012 and 2011, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2012 and 2011, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action.  To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table.  There are no conditions that have occurred since December 31, 2012 that management believes has changed the Bank’s status as well-capitalized.

 The Bank’s actual capital amounts as of December 31, 2012 are presented below:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total Capital	Tier 1

Actual regulatory capital	$16,712	$17,775	$16,712
Well-capitalized requirement	5,529	9,215	7,726
Excess regulatory capital	$11,183	$8,560	$8,986
Capital ratios	18.1%	19.3%	10.8%
Minimum capital requirement	4.0%	8.0%	4.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

The Bank’s actual capital amounts as of December 31, 2011 are presented below:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total Capital	Tier 1

Actual regulatory capital	$16,143	$17,193	$16,143
Well-capitalized requirement	5,041	8,401	7,181
Excess regulatory capital	$11,102	$8,792	$8,962
Capital ratios	19.2%	20.5%	11.2%
Minimum capital requirement	4.0%	8.0%	4.0%
Individual minimum capital requirement	NA	12.0%	9.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

In December 2010, the OCC established minimum capital ratios for the Bank which required Tier 1 capital to average assets of 9% and total risk-based capital to risk-weighted assets of 12%.  Using these individual minimum capital ratios, Tier 1 capital could have been as low as $12.5 million and total risk-based capital could have been as low as $10.7 million and still have been in compliance with the Bank’s revised thresholds.  As of June 29, 2012, adherence to these individual minimum capital ratios was no longer required as the OCC terminated the Bank’s Consent Order (see additional discussion in Note 22—Termination of Consent Order).

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

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22—TERMINATION OF CONSENT ORDER

On June 29, 2012, the OCC terminated the Amended Consent Order (the “Consent Order”) by and between the OCC and Solera National Bank which was entered into on December 16, 2010.  The Consent Order replaced and superseded the consent order entered into on March 18, 2010 by the Bank.  As such, the Bank is no longer subject to any formal or informal regulatory agreement.

NOTE 23— SOLERA NATIONAL BANCORP, INC.

Solera National Bancorp, Inc. (the “Bancorp”) has no significant business activity other than its investment in Solera National Bank. Financial information pertaining only to the Bancorp is as follows:

($ in thousands)
Condensed Balance Sheets	December 31, 2012	December 31, 2011
ASSETS
Cash	$2,179	$2,402
Investment in Solera National Bank	17,780	16,650
TOTAL ASSETS	$19,959	$19,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	$18	$13

Stockholders’ equity	19,941	19,039
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,959	$19,052

($ in thousands)
	For the year ended December 31,
Condensed Statements of Income	2012	2011
Income
Earnings from undistributed earnings of Solera National Bank	$515	$541
Other	2	3
TOTAL INCOME	517	544
Expenses
Salaries, benefits and other compensation	5	68
Professional fees	164	163
General and administrative	67	71
TOTAL EXPENSES	236	302
Income before income taxes	281	242
Income tax expense	—	—
NET INCOME	$281	$242

SOLERA NATIONAL BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)
	For the year ended December 31,
Condensed Statements of Cash Flows	2012	2011
Cash flows from operating activities:
Net income	$281	$242
Adjustments to reconcile net income to net cash used by operating activities:
Earnings from undistributed income of subsidiary	(515)	(541)
Stock-based compensation	5	68
Change in other liabilities	6	(8)
Net cash used by operating activities	(223)	(239)

Cash flows from investing activities:
Net cash used by investing activities	—	—

Cash flows from financing activities:
Net cash used in financing activities	—	—

Net decrease in cash	(223)	(239)

Cash at beginning of year	2,402	2,641
Cash at end of year	$2,179	$2,402

NOTE 24— SUBSEQUENT EVENTS

On February 15, 2013, the Company and the Bank entered into a Purchase and Assumption Agreement with Liberty Savings Bank, FSB, (Liberty) whereby the Bank will assume approximately $12 million of customer deposits, excluding certificates of deposit, and a nominal amount of overdraft lines of credit balances associated with deposit accounts from Liberty’s Lakewood, Colorado branch.  The transaction is subject to regulatory approvals and is expected to close in the second quarter of 2013.  The Bank will pay Liberty a deposit premium of 5.85% based upon the average daily total deposits during the thirty calendar days immediately preceding the closing of the transaction, not to exceed $775,000.  The Bank does not currently expect to assume any real estate, buildings, fixtures or equipment from Liberty.

The Company has considered subsequent events through the date of issuance of this Report on Form 10-K, and has determined that no additional disclosure is necessary.