Form 10-Q
period 2013-03-31
Solera National Bancorp, Inc.
filed 2013-05-14
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of May 9, 2013, 2,653,671 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

FORM 10-Q
SOLERA NATIONAL BANCORP, INC.

INTRODUCTORY NOTE.  CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION AND RISK FACTORS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 about Solera National Bancorp, Inc. (the “Company”) and our subsidiary, Solera National Bank (the “Bank,” collectively with the Company, sometimes referred to as “we,” “us” and “our”) that are subject to risks and uncertainties.  Forward-looking statements include information concerning future financial performance, business strategy, projected plans and objectives.  Statements preceded by, followed by or that otherwise include the words “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “may increase,” “may fluctuate” and similar expressions of future or conditional verbs such as “will,” “should,” “would,” and “could” are generally forward-looking in nature and not historical facts.  Actual results may differ materially from those projected, implied, anticipated or expected in the forward-looking statements.  Readers of this quarterly report should not rely solely on the forward-looking statements and should consider all uncertainties and risks throughout this report. The statements are representative only as of the date they are made, and the Company. undertakes no obligation to update any forward-looking statement.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the Company has a limited operating history upon which to base an estimate of its future financial performance;

•	management of Solera National Bank may be unable to limit credit risk associated with its loan portfolio, which would affect the Company's profitability;

•	general economic conditions may be less favorable than expected, causing an adverse impact on our financial performance;

•	we are subject to extensive regulatory oversight, which could restrain our growth and profitability;

•	our new residential mortgage lending division may expose us to increased operating and compliance risks;

•	interest rate volatility could significantly harm our business;

•	the Company may not be able to raise additional capital on terms favorable to it; and

•	the effects of competition from a variety of competitors.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2012 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov and the Company’s website at www.solerabank.com.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and we cannot predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Solera National Bancorp, Inc.
Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012
(unaudited)

($ in thousands, except share data)	March 31, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$1,234	$2,738
Interest-bearing deposits with banks	257	257
Investment securities, available-for-sale	75,739	84,710
Gross loans	64,240	59,632
Net deferred expenses/(fees)	137	175
Allowance for loan and lease losses	(1,074)	(1,063)
NET LOANS	63,303	58,744
Loans held for sale	19,539	180
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	1,865	1,189
Bank-owned life insurance	3,086	2,067
Other real estate owned	1,776	1,776
Premises and equipment, net	1,006	998
Accrued interest receivable	711	707
Other assets	727	531
TOTAL ASSETS	$169,243	$153,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$3,466	$3,387
Interest-bearing demand	7,275	8,218
Savings and money market	54,066	55,358
Time deposits	58,675	57,769
TOTAL DEPOSITS	123,482	124,732
Securities sold under agreements to repurchase	54	54
Accrued interest payable	67	56
Accounts payable and other liabilities	796	614
FHLB advances	24,574	8,500
TOTAL LIABILITIES	$148,973	$133,956
COMMITMENTS AND CONTINGENCIES (see Notes 12 and 15)
Stockholders' equity
Common stock (1)	$26	$26
Additional paid-in capital	26,254	26,206
Accumulated deficit	(7,178)	(7,359)
Accumulated other comprehensive income	1,168	1,068
TOTAL STOCKHOLDERS' EQUITY	$20,270	$19,941
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$169,243	$153,897
(1) $0.01 par value; 5,000,000 shares authorized; 2,653,671 shares issued and outstanding at March 31, 2013 and December 31, 2012, which includes 100,000 shares of unvested restricted stock.

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Operations and Comprehensive Income for the
Three Months Ended March 31, 2013 and 2012
(unaudited)

($ in thousands, except share data)	For the Three Months Ended March 31,
	2013	2012
INTEREST INCOME:
Interest and fees on loans	$790	$788
Interest on loans held for sale	94	—
Interest on investment securities	446	503
Dividends on FHLB and FRB stocks	15	8
Other interest income	1	2
TOTAL INTEREST INCOME	1,346	1,301
INTEREST EXPENSE:
Deposits	257	300
FHLB advances	39	31
Other	—	1
TOTAL INTEREST EXPENSE	296	332
NET INTEREST INCOME BEFORE PROVISION	1,050	969
Provision for loan and lease losses	—	—
NET INTEREST INCOME AFTER PROVISION	1,050	969
NONINTEREST INCOME:
Service charges and fees	19	15
Other income	19	9
Gain on loans sold	1,525	—
Gain on sale of available-for-sale securities	100	114
TOTAL NONINTEREST INCOME	1,663	138
NONINTEREST EXPENSE:
Employee compensation and benefits	1,673	567
Occupancy	256	127
Professional fees	134	144
Other general and administrative	469	308
TOTAL NONINTEREST EXPENSE	2,532	1,146
INCOME (LOSS) BEFORE INCOME TAXES	181	(39)
Provision for income taxes	—	—
NET INCOME (LOSS)	$181	$(39)
OTHER COMPREHENSIVE INCOME, NET OF TAX
Increase in net unrealized gains on securities	200	550
Less: net gains included in net income	(100)	(114)
OTHER COMPREHENSIVE INCOME	$100	$436
COMPREHENSIVE INCOME	$281	$397
PER SHARE DATA
Earnings per share - basic	$0.07	$(0.02)
Weighted-average common shares outstanding - basic	2,553,671	2,553,671
Earnings per share - diluted	$0.07	$(0.02)
Weighted-average common shares outstanding - diluted	2,612,528	2,553,671
See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity for the
Three Months Ended March 31, 2013 and 2012
(unaudited)

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
Balance at December 31, 2011	2,553,671	$26	$26,146	$(7,640)	$507	$19,039
Stock-based compensation	—	—	13	—	—	13
Net loss	—	—	—	(39)	—	(39)
Other comprehensive income	—	—	—	—	436	436
Balance at March 31, 2012	2,553,671	$26	$26,159	$(7,679)	$943	$19,449
Balance at December 31, 2012	2,653,671	$26	$26,206	$(7,359)	$1,068	$19,941
Stock-based compensation	—	—	48	—	—	48
Net income	—	—	—	181	—	181
Other comprehensive income	—	—	—	—	100	100
Balance at March 31, 2013	2,653,671	$26	$26,254	$(7,178)	$1,168	$20,270

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2013 and 2012
(unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income / (loss)	$181	$(39)
Adjustments to reconcile net income / (loss) to net cash used in operating activities:
Depreciation and amortization	52	34
Net accretion/(amortization) of deferred loan fees/expenses	20	(5)
Net amortization of premiums on investment securities	361	366
Recognition of stock-based compensation on stock options	48	13
Loans originated for sale	(52,137)	—
Proceeds from the sale of loans held for sale	34,192	—
Gain on sale of loans held for sale	(1,414)	—
Gain on sale of available-for-sale securities	(100)	(114)
Gain on sale of SBA loans	(111)	—
Proceeds from the sale of SBA loans	1,510	—
Federal Home Loan Bank stock dividend	(7)	(1)
Increase in bank-owned life insurance cash surrender value	(19)	(8)
Changes in operating assets and liabilities:
Accrued interest receivable	(4)	(82)
Other assets	(196)	9
Accrued interest payable	11	6
Accounts payable and other liabilities	182	(155)
Deferred loan fees/expenses, net	18	(73)
Net cash used in operating activities	$(17,413)	$(49)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities, available-for-sale	$(715)	$(12,203)
Proceeds from sales of investment securities, available-for-sale	5,729	7,483
Proceeds from maturity/call/paydown of investment securities, available-for-sale	3,796	3,601
Maturity of interest-bearing deposits with banks, net	—	1,000
Purchases of FHLB / FRB bank stocks	(669)	(13)
Purchases of bank-owned life insurance	(1,000)	(2,000)
Loan (originations)/principal collections, net	(5,996)	569
Purchases of premises and equipment	(60)	(6)
Net cash provided by/(used in) investing activities	$1,085	$(1,569)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease)/increase in deposits	$(1,250)	$148
Net increase in securities sold under agreements to repurchase	—	410
Net increase in FHLB advances	16,074	—
Principal payments on capital lease	—	(11)
Net cash provided by financing activities	$14,824	$547
Net decrease in cash and cash equivalents	$(1,504)	$(1,071)
CASH AND CASH EQUIVALENTS
Beginning of period	$2,738	$1,800
End of period	$1,234	$729
(continued)

Solera National Bancorp, Inc.

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2013 and 2012, (continued)
(unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$285	$326
Income taxes paid	$—	$—
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$100	$436

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ORGANIZATION

Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation that formed in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”). The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, (“OCC”), is a wholly-owned subsidiary of Solera National Bancorp, Inc. The Bank is a full-service commercial bank headquartered in Lakewood, Colorado that commenced banking operations in the third quarter of 2007. The Bank provides a variety of financial services to individuals, businesses, and not-for-profit organizations primarily located in the six-county Denver metropolitan area. Its primary lending products are commercial loans and home-equity lines of credit. Its primary deposit products are checking, money market, savings and time deposit accounts. In December 2012, the Company launched a residential mortgage division in Colorado with loan production offices in Boulder, Colorado Springs (two offices), the Denver Tech Center and Durango. With the addition of more than 50 mortgage professionals, the Bank now offers residential mortgage loans, the vast majority of which will be sold on the secondary market.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2013, and the results of its operations for the three months ended March 31, 2013 and 2012.  Cash flows are presented for the three months ended March 31, 2013 and 2012.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation.  These reclassifications had no impact on stockholders’ equity or net income (loss) for the periods.  Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The second component of the allowance for loan and lease losses represents contingent losses – the estimated probable losses inherent within the portfolio due to uncertainties.  To determine this component, management calculates a weighted-average loss rate based on actual loss rates over the last two to three years for all banks in Colorado and for similarly-sized commercial banks with two or fewer locations in a metropolitan area.  Management then adjusts the loss rate for environmental factors which include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the levels and trends in non-performing and past due loans; and 4) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non-real estate secured loans include general economic conditions as well as interest rate changes.  Classified and criticized loans, which are closely monitored by management, are taken out of their original category for calculating their contingent loss rate and are assigned a loss rate ranging between 2.50% and 17.50% of the loan’s principal balance.  The aggregate of above described segments represents the contingent losses in the loan portfolio.

The recorded allowance for loan and lease losses is the aggregate of the impaired loan and lease component and the contingent loss component.  We aggregate our loans into four portfolio segments:  Commercial Real Estate Secured; Residential Real Estate Secured; Commercial and Industrial; and Consumer.  These segments are based upon the loan’s categorization in the Consolidated Report of Condition and Income, as set forth by banking regulators, (the “Call Report”).  Our methodology for estimating the allowance has not changed materially during the current or prior reporting period and is consistent across all portfolio segments and classes of loans.

At March 31, 2013, the Company had an allowance for loan and lease losses of $1.1 million.  We believe that this is adequate to cover probable losses based on currently available information.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan and lease losses may be needed if the economy declines, asset quality deteriorates, or the loss experience changes.

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

Interest and Fees on Loans:  Interest income is recognized daily in accordance with the terms of each note based on the outstanding principal balance.  Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans.  The accrual of interest on loans is discontinued when principal or interest is 90 days past due based on contractual terms of the loan or when, in the opinion of management, there is reasonable doubt as to collectability.  When loans are placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income.  Income on nonaccrual loans is subsequently recognized only to the extent that cash is received and the Bank’s recorded investment in the loan (the customer’s balance less any partial charge-offs) is deemed collectible.  Interest accruals are resumed on such loans only when they are brought current and when, in the judgment of management, the loans are estimated to be fully collectible as to all interest and the Bank’s recorded investment.

Generally, for all classes of loans, loans are considered past due when contractual payments are delinquent by 30 days or more.

Loan origination fees and certain direct origination costs are capitalized and recognized as an adjustment of the yield of the related loan using the effective interest method and without anticipating prepayments.

Loans Held for Sale / Gains and Losses on Sales of Mortgage Loans: Residential mortgage loans originated and held for sale are marked to market with gains and losses recognized in noninterest income. The market value is based on committed secondary market prices.

Loan Commitments and Related Financial Instruments: In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 12. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Interest Rate Lock Commitments and Forward Sales Commitments: Interest rate lock commitments are commitments to fund residential mortgage loans at specified interest rates within a specified time, generally up to 60 days from the time of the rate lock. An interest rate lock commitment related to a loan that will be held for sale is a derivative instrument under accounting principles generally accepted in the United States (U.S. GAAP), and is recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in its value recorded in gain on loans sold within noninterest income on the consolidated statements of operations and comprehensive income. To eliminate the exposure of changes in interest rates impacting the fair value of interest rate lock commitments, the Company utilizes “best efforts” forward loan sale commitments. These contracts are entered into at the same time as the interest rate lock commitments, and lock in the sale and price of the loan with the Company's secondary market investors. Since these are “best efforts” contracts, the Company does not incur a penalty in the event the committed loans are not delivered. These forward loan sales commitments are not considered derivative instruments under U.S. GAAP, but in accordance with U.S. GAAP, the Company has elected to mark these instruments to market. As such, both the interest rate lock commitments and forward sales commitments are accounted for at fair value. See additional discussion in Note 6, Loans Held for Sale and Interest Rate Lock Commitments.

Share-Based Compensation:  The Company grants stock options as incentive compensation to employees and directors.  The cost of employee/director services received in exchange for an award of equity instruments is based on the grant-date fair value of the award, which is determined using a Black-Scholes-Merton model.  This cost, net of estimated forfeitures, is expensed to employee compensation and benefits over the period in which the recipient is required to provide services in exchange for the award, generally the vesting period.

Estimation of Fair Value:  The estimation of fair value is significant to a number of the Company’s assets, including available-for-sale investment securities, interest rate lock commitments and forward sales commitments.  Additionally, U.S. GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of the yield curve.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the most advantageous market for the asset or liability in an orderly transaction between market participants.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Current accounting standards describe three levels of inputs that may be used to measure fair values:

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

Income (Loss) per Common Share:  Basic earnings per common share, (EPS), is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is similar to basic EPS except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the period.  Given the small amount of dilutive potential stock options, diluted EPS did not differ from basic EPS for the three months ended March 31, 2013.  For the three months ended March 31, 2013, approximately 483,000 anti-dilutive options were not included in the calculation of diluted EPS. Since the Company had a net loss for the first quarter of 2012, all dilutive potential shares were anti-dilutive and, therefore, there was no difference between diluted EPS and basic EPS. Amounts used in the determination of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012, are shown below:

($ in thousands, except share data)	March 31, 2013	March 31, 2012
Basic earnings per share computation
Net earnings to common stockholders	$181	$(39)
Weighted average shares outstanding - basic	2,553,671	2,553,671

Basic earnings / (loss) per share	$0.07	$(0.02)
Diluted earnings per share computation
Net earnings to common stockholders	$181	$(39)
Weighted average shares outstanding - basic	2,553,671	2,553,671
Shares assumed issued:
Stock options	50,437	—
Restricted stock	8,420	—
Weighted average shares outstanding - diluted	2,612,528	2,553,671

Diluted earnings / (loss) per share	$0.07	$(0.02)

Business Segments: The Company uses the "management approach" for reporting information about segments and has determined that as of March 31, 2013, its business is comprised of two operating segments: community banking and residential mortgage banking.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, (FASB), issued an accounting standards update to finalize the reporting for reclassifications of amounts out of accumulated other comprehensive income (AOCI). Items reclassified from AOCI to net income, in their entirety, must have the effect of the reclassification disclosed according to the respective income statement line item. This information must be provided either on the face of the financial statements by income statement line item, or in a footnote. This accounting standards update became effective for interim and annual periods beginning on or after December 15, 2012. As of March 31, 2013, the impact of this update on the Company was minimal as the only changes to AOCI were changes in the market values related to available-for-sale securities.

During the first three months of 2013, the FASB issued other accounting standards updates which may impact the banks or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of March 31, 2013 and December 31, 2012 are as follows:

($ in thousands)	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$14,571	$444	$(171)	$14,844
State and municipal	17,016	403	(30)	17,389
Residential agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs)	42,984	664	(142)	43,506
Total securities available-for-sale	$74,571	$1,511	$(343)	$75,739

($ in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$14,148	$457	$(155)	$14,450
State and municipal	21,752	412	(47)	22,117
Residential agency MBS/CMOs	47,742	570	(169)	48,143
Total securities available-for-sale	$83,642	$1,439	$(371)	$84,710

The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 2013 and December 31, 2012 are shown below.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations with or without prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $3.8 million in proceeds from the maturity / prepayment of securities during the three months ended March 31, 2013 (see our Consolidated Statements of Cash Flows ) versus $1.0 million contractually maturing within one year as of December 31, 2012, as set forth in the table below.

($ in thousands)	March 31, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale:
Due within one year	$1,002	$1,012	$1,003	$1,023
Due after one year through five years	6,820	7,146	6,180	6,455
Due after five years through ten years	21,007	21,296	22,869	23,242
Due after ten years	45,742	46,285	53,590	53,990
Total securities available-for-sale	$74,571	$75,739	$83,642	$84,710

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of March 31, 2013 and December 31, 2012.

	March 31, 2013
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$2,032	$(90)	4	$3,419	$(81)	6	$5,451	$(171)	10
State and municipal	3,238	(30)	7	—	—	—	3,238	(30)	7
Residential agency MBS/CMOs	14,985	(141)	14	176	(1)	1	15,161	(142)	15
Total temporarily-impaired	$20,255	$(261)	25	$3,595	$(82)	7	$23,850	$(343)	32

	December 31, 2012
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$1,436	$(8)	2	$3,353	$(147)	6	$4,789	$(155)	8
State and municipal	4,512	(47)	9	—	—	—	4,512	(47)	9
Residential agency MBS/CMOs	17,267	(164)	16	1,134	(5)	2	18,401	(169)	18
Total temporarily-impaired	$23,215	$(219)	27	$4,487	$(152)	8	$27,702	$(371)	35

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of March 31, 2013, no declines were deemed to be other than temporary.  The six corporate securities that were in a continuous loss position for 12 months or longer at March 31, 2013 fluctuated in value primarily as a result of changes in market interest rates and the widening of spreads due to an increase in the perceived risk of these bonds largely due to the problems with European banks and the global economic environment rather than due to a material deterioration in credit quality.  Further, the amount of unrealized loss on these corporate bonds has declined in 2013.

Anticipated increases in prepayment speeds on residential agency MBS, especially those with relatively high coupons, is the primary driver for the one mortgage-backed security in a continuous loss position for 12 months or longer at March 31, 2013.  The Company has determined there is no credit impairment on these bonds since they carry the implicit guarantee of the U.S. government.  Further, the Company has the intent to hold the securities in an unrealized loss position as of March 31, 2013 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above, are not other than temporarily impaired.

Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2012, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized gain in the investment portfolio of $1.2 million at March 31, 2013, a 9% increase over the $1.1 million net unrealized gain at December 31, 2012.

Sales of available-for-sale securities were as follows:

($ in thousands)	Three Months Ended March 31,
	2013	2012
Proceeds	$5,729	$7,483
Gross gains	$100	$114
Gross losses	$—	$—

Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $24.9 million at March 31, 2013 and $25.5 million at December 31, 2012, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, according to each loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to its underlying collateral:

($ in thousands)	March 31, 2013	December 31, 2012
Commercial real estate (“CRE”)	$42,321	$38,230
Commercial and industrial	9,776	9,383
Residential real estate	10,443	10,608
Construction and land development	824	791
Consumer	876	620
GROSS LOANS	64,240	59,632
Net deferred loan expenses / (fees)	137	175
Allowance for loan and lease losses	(1,074)	(1,063)
LOANS, NET	$63,303	$58,744

During the first three months of 2013, the Bank purchased two loans with principal balances totaling approximately $170,000.  During the first three months of 2012, the Bank purchased one loan with a principal balance of $500,000.  During the first quarter 2013, the Bank sold the guaranteed portion of two SBA 7(a) notes totaling approximately $1.5 million resulting in gains of $144,000, of which $111,000 was recognized in income immediately with the balance to be recognized as interest income over the remaining life of the loan.   No loans were sold during the first three months of 2012.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $157,000 and $163,000 in loans receivable from related parties at March 31, 2013 and December 31, 2012, respectively.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three months ended March 31, 2013 and 2012 is summarized as follows:

($ in thousands)	Three Months Ended March 31,
	2013	2012
Balance, beginning of period	$1,063	$1,067
Charge-offs	—	(3)
Recoveries	11	13
Provision for loan and lease losses	—	—
Balance, end of period	$1,074	$1,077

The following allowance for loan and lease loss disclosures are broken out by portfolio segment.  Portfolio segment is defined, under current U.S. GAAP, as the level of aggregation used by the Company to calculate its allowance for loan and lease losses.  Our portfolio segments are based on how loans are categorized on the Call Report, which is primarily based on the collateral securing the loan.  We have four portfolio segments as follows:

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

The tables below provide a rollforward, by portfolio segment, of the allowance for loan and lease losses for the three months ended March 31, 2013 and 2012, respectively.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended March 31, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2012	$784	$222	$57	$—	$1,063
Charge-offs	—	—	—	—	—
Recoveries	—	10	1	—	11
Provision for loan and lease losses	(24)	(5)	18	11	—
Balance at March 31, 2013	$760	$227	$76	$11	$1,074

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended March 31, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2011	$726	$244	$97	$—	$1,067
Charge-offs	—	—	—	(3)	(3)
Recoveries	—	13	—	—	13
Provision for loan and lease losses	(27)	(10)	33	4	—
Balance at March 31, 2012	$699	$247	$130	$1	$1,077

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of March 31, 2013 and December 31, 2012.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 2:  Critical Accounting Policies, Provision and Allowance for Loan and Lease Losses).

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
March 31, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$628	$—	$13	$11	$652
Collectively evaluated for impairment	37,967	16,662	8,925	34	63,588
Total	$38,595	$16,662	$8,938	$45	$64,240
Allowance for loan losses
Individually evaluated for impairment	$35	$—	$—	$11	$46
Collectively evaluated for impairment	725	227	76	—	1,028
Total	$760	$227	$76	$11	$1,074

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$13	$—	$13
Collectively evaluated for impairment	34,634	15,873	9,062	50	59,619
Total	$34,634	$15,873	$9,075	$50	$59,632
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	784	222	57	—	1,063
Total	$784	$222	$57	$—	$1,063

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

Reconciliation between Portfolio Segment and Class
March 31, 2013 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$19,546	$—	$—	$—	$19,546
CRE – non-owner occupied	17,519	—	—	—	17,519
Commercial and industrial	—	—	6,091	—	6,091
Residential real estate	—	16,139	—	—	16,139
Construction and land development	1,530	523	—	—	2,053
Government guaranteed	—	—	2,847	—	2,847
Consumer	—	—	—	45	45
Total	$38,595	$16,662	$8,938	$45	$64,240

Reconciliation between Portfolio Segment and Class
December 31, 2012 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$13,544	$—	$—	$—	$13,544
CRE – non-owner occupied	20,462	—	—	—	20,462
Commercial and industrial	—	—	6,156	—	6,156
Residential real estate	—	15,515	—	—	15,515
Construction and land development	628	358	—	—	986
Government guaranteed	—	—	2,919	—	2,919
Consumer	—	—	—	50	50
Total	$34,634	$15,873	$9,075	$50	$59,632

Impaired Loans

The following tables provide detail of impaired loans broken out according to class as of March 31, 2013 and December 31, 2012.    There were three impaired loans, totaling $652,000, as of March 31, 2013 compared to one impaired loan totaling $13,000 as of December 31, 2012.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans are on nonaccrual status and therefore do not have interest accruing.  The unpaid principal balance represents the unpaid principal prior to any partial charge-off.  There were $639,000 of impaired loans with a related allowance as of March 31, 2013 and no impaired loans with a related allowance as of December 31, 2012.

($ in thousands)	Impaired Loans by Class as of March 31, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	13	13	—	13	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$13	$13	$—	$13	$—
Impaired loans with a valuation allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	—	—	—	—	—
Construction and land development	628	628	35	628	4
Government guaranteed	—	—	—	—	—
Consumer	11	11	11	11	—
Total	$639	$639	$46	$639	$4
Total impaired loans
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	13	13	—	13	—
Residential real estate	—	—	—	—	—
Construction and land development	628	628	35	628	4
Government guaranteed	—	—	—	—	—
Consumer	11	11	11	11	—
Grand Total	$652	$652	$46	$652	$4

Impaired Loans by Class as of December 31, 2012
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	13	13	—	58	2
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$13	$13	$—	$58	$2

As of both March 31, 2013 and December 31, 2012, the impaired commercial and industrial loan without a valuation allowance did not have a related allowance because the loan is well-secured.

Troubled debt restructurings (TDRs) are included in impaired loans above.  No loans were modified as TDRs during the three months ended March 31, 2013 or 2012.  Additionally, no loans were restructured as TDRs during the last 12 months.

Age Analysis of Loans

The following tables summarize, by class, our past due and nonaccrual loans as of the dates indicated.

	Age Analysis of Loans by Class as of March 31, 2013
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	13	13
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	628	628
Government guaranteed	—	—	—	—	—
Consumer	—	—	—	11	11
Total	$—	$—	$—	$652	$652

	Age Analysis of Loans by Class as of December 31, 2012
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	13	13
Residential real estate	135	—	—	—	135
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	12	—	—	12
Total	$135	$12	$—	$13	$160

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

As of March 31, 2013, and based on the most recent analysis performed during the month of March 2013, the recorded investment in each risk category of loans by class of loan is as follows:

($ in thousands)	Credit Quality of Loans by Class as of March 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$17,076	$—	$2,470	$—	$19,546
CRE – non-owner occupied	15,414	1,084	1,021	—	17,519
Commercial and industrial	5,909	—	182	—	6,091
Residential real estate	15,331	—	808	—	16,139
Construction and land development	1,267	—	786	—	2,053
Government guaranteed	2,847	—	—	—	2,847
Consumer	34	—	11	—	45
Total	$57,878	$1,084	$5,278	$—	$64,240

As of December 31, 2012, and based on the most recent analysis performed during the month of December 2012, the recorded investment in each risk category of loans by class of loan is as follows:

($ in thousands)	Credit Quality of Loans by Class as of December 31, 2012
	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$10,628	$1,008	$1,908	$—	$13,544
CRE – non-owner occupied	18,343	1,090	1,029	—	20,462
Commercial and industrial	5,973	170	13	—	6,156
Residential real estate	14,567	135	813	—	15,515
Construction and land development	195	—	791	—	986
Government guaranteed	2,919	—	—	—	2,919
Consumer	38	12	—	—	50
Total	$52,663	$2,415	$4,554	$—	$59,632

NOTE 6 — LOANS HELD FOR SALE AND INTEREST RATE LOCK COMMITMENTS

In December 2012, the Bank began originating traditional residential mortgage loans. These loans are generally conventional, conforming loans for the purchase or refinance of a one-to-four family property. These loans are recorded as loans held for sale on the Company's consolidated balance sheets as they will be sold to investors on the secondary market which significantly reduces our credit risk. As of March 31, 2013, the Bank had $19.5 million in loans held for sale compared to $180,000 as of December 31, 2012, the increase due to the mortgage division becoming fully operational during the first quarter of 2013.

The Bank has entered into interest rate lock commitments to originate residential mortgage loans held for sale that are considered derivative instruments. The Bank enters into an interest rate lock commitment with the customer and simultaneously enters into a forward sales commitment with the secondary market investor which locks the pricing on the subsequent sale of the loan thereby mitigating the Bank's exposure to interest rate risk.

The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of operations as a component of gain on loans sold. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and therefore do not qualify for hedge accounting treatment.

The table below identifies the balance sheet category and fair values of the Bank's derivative instruments not designated as hedging instruments at March 31, 2013. Management has concluded that no material derivative instruments existed as of December 31, 2012.

($ in thousands)	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2013
Interest rate lock commitments (mortgage)	$21,705	$141	Other assets

NOTE 7 — BANK-OWNED LIFE INSURANCE

During the first quarter of 2012, the Company invested $2.0 million in bank-owned life insurance on certain key employees.  During the first quarter of 2013, the Company invested an additional $1.0 million in bank-owned life insurance, the majority of which was on certain key employees of its new residential mortgage division. Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.  Increases in the cash surrender value are recognized as other noninterest income.

NOTE 8 — DEPOSITS

Deposits are summarized as follows:

($ in thousands)	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$3,466	3%	$3,387	3%
Interest-bearing demand	7,275	6%	8,218	7%
Money market accounts	11,129	9%	10,511	8%
Savings accounts	42,937	35%	44,847	36%
Time deposits, less than $100,000	4,526	3%	4,559	3%
Time deposits, $100,000 or more	54,149	44%	53,210	43%
Total deposits	$123,482	100%	$124,732	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balances of related party deposits were approximately $3.9 million and $3.1 million at March 31, 2013 and December 31, 2012, respectively.

NOTE 9 — FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of March 31, 2013 and December 31, 2012, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2013 and November 2017 and a weighted-average effective interest rate of 1.57%. Additionally, the Bank had $16.1 million in variable-rate, overnight borrowings at 0.24% as of March 31, 2013. The Bank is using overnight borrowings at the FHLB to fund residential mortgage loans which are held for sale. The Bank had no overnight borrowings from the FHLB as of December 31, 2012.

NOTE 10 — STOCK-BASED COMPENSATION

On September 20, 2012, the Board of Directors adopted the Company’s 2012 Long-Term Incentive Plan, (the “2012 Plan”).   Under the terms of the 2012 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to eligible persons, including officers and directors of the Company.  The 2012 Plan does not terminate or amend the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The 2012 Plan reserves 250,000 shares of common stock of the Company for issuance. At March 31, 2013, 146,000 options were issued and outstanding, leaving 104,000 available for future grants.

Under the terms of the Company’s 2007 Plan, employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options.  The Board reserved 510,734 shares of common stock for issuance under the 2007 Plan.  At March 31, 2013, 494,021 options were issued and outstanding, leaving 16,713 available for future grants.  The 2007 Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The 2007 Plan provides for accelerated vesting if there is a change of control, as defined in the 2007 Plan.

The Company recognized stock-based compensation cost of approximately $48,000 during the three months ended March 31, 2013, which represents approximately 18,750 of stock options earned and 6,250 of time-based restricted stock earned during the period. The Company recognized stock-based compensation costs of approximately $13,000 during the three months ended March 31, 2012, which represents approximately 4,500 options earned during the period. No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  As of March 31, 2013, there was approximately $230,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 2.2 years.

The following is a summary of the Company’s outstanding stock options and related activity for the three months ended March 31, 2013:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2012	523,500	$1.65	$6.72
Granted	121,000	1.28	5.43
Exercised	—	—	—
Forfeited	—	—	—
Expired	(4,479)	1.40	6.00
Outstanding at March 31, 2013	640,021	$1.59	$6.48

The following is a summary of the Company’s outstanding stock options and related activity for the three months ended March 31, 2012:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2011	400,312	$1.93	$7.62
Granted	88,750	0.62	3.17
Exercised	—	—	—
Forfeited	(3,750)	0.55	3.00
Expired	(6,042)	1.83	8.14
Outstanding at March 31, 2012	479,270	$1.70	$6.85

Restricted Stock

During 2012, the Company granted restricted stock to officers of the Company's new mortgage division. The 50,000 shares granted as an inducement award cliff-vest on November 30, 2014 conditioned upon the officers continued employment with the Bank. The 50,000 shares have a grant-date fair value of $4.80 per share. The Company recognized $30,000 of stock-based compensation expense associated with these awards for the three months ended March 31, 2013. As of March 31, 2013, compensation cost of $200,000 related to unearned awards not yet recognized is expected to be recognized over a weighted-average period of 1.4 years. An additional 50,000 performance-based restricted shares were issued on November 30, 2012, however, they were not deemed granted as the conditions for the vesting have not yet been established. The number of performance-based restricted shares that will vest will be calculated in accordance with the performance goals annually set by the Compensation Committee of the Board of Directors and will be a maximum of 10,000 shares for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018. The fair value of the performance-based restricted shares will be determined annually on the date the performance goals are established. The entire 100,000 restricted stock awards are considered issued and outstanding as they have voting and dividend rights; however, they are unvested and therefore not included in the computation of earnings per share until the performance or time-based restrictions have been met.

NOTE 11 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

($ in thousands)	Three Months Ended March 31,
	2013	2012
Other general and administrative expenses:
Data processing	$117	$74
FDIC assessment	35	47
Regulatory and reporting fees	33	33
Marketing and promotions	37	19
Directors’ fees	27	20
Other loan expenses	73	31
OREO expense	12	22
Insurance	13	12
Telephone/communication	23	12
Travel and entertainment	20	10
Dues and memberships	12	5
Printing, stationery and supplies	15	6
ATM and debit card fees	5	4
Postage and shipping	8	3
Franchise taxes	1	2
Training, education and conferences	25	5
Operating losses / legal settlements	10	—
Miscellaneous other	3	3
Total	$469	$308

NOTE 12 — COMMITMENTS AND CONTINGENCIES

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

At March 31, 2013 and December 31, 2012, $33.8 million and $28.5 million, respectively, in unfunded commitments were outstanding whose contract amounts represent credit risk. Of the $33.8 million in total commitments outstanding at March 31, 2013, $6.3 million were at variable rates and $27.5 million were at fixed rates. Of the $28.5 million in total commitments outstanding at December 31, 2012, $7.7 million were at variable rates and $20.8 million were at fixed rates. Additionally, as of March 31, 2013 and December 31, 2012, the Company had approximately $19.2 million and $180,000, respectively, in commitments to sell residential mortgage loans to third-party investors.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since some of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

The Bank enters into commitments to sell residential mortgage loans to reduce interest rate risk on certain residential mortgage loans held for sale and loan commitments which were recorded in the consolidated balance sheets at their fair values. The Bank does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under the Bank's usual underwriting procedures, and are most often sold on a nonrecourse basis. The Bank's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, first payment default and insurability, which if subsequently are untrue or breached, could require the Bank to repurchase certain loans affected. There have been no instances of repurchase under representations and warranties.

On February 15, 2013, the Company and the Bank entered into a Purchase and Assumption Agreement with Liberty Savings Bank, FSB, (Liberty) whereby the Bank will assume approximately $12 million of customer deposits, excluding certificates of deposit, and a nominal amount of overdraft lines of credit balances associated with deposit accounts from Liberty's Lakewood, Colorado branch. The transaction was approved by the OCC on April 29, 2013 and is expected to close in the second quarter of 2013. The Bank will pay Liberty a deposit premium of 5.85% based upon the average daily total deposits during the thirty calendar days immediately preceding the closing of the transaction, not to exceed $775,000. The Bank does not currently expect to assume any real estate, buildings, fixtures or equipment from Liberty.

NOTE 13 — FAIR VALUE

The Company carries its available-for-sale securities, loans held for sale, and interest rate lock commitments at fair value measured on a recurring basis.  Fair value measurements are determined based on the assumptions the market participants would use in pricing the asset. See additional discussion regarding fair value measurement in Note 2 under the discussion of our critical accounting policies.

For available-for-sale securities, fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of March 31, 2013 and December 31, 2012, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

For loans held for sale and interest rate lock commitments, fair value measurement is obtained using observable inputs, Level 2 on the fair value hierarchy, including what secondary markets are currently offering for loans with similar characteristics.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2013
Investment securities, available-for-sale:
Corporate	$—	$14,844	$—	$14,844
State and municipal	—	17,389	—	17,389
Residential agency MBS/CMOs	—	43,506	—	43,506
Loans held for sale	—	19,539	—	19,539
Interest rate lock commitments	—	141	—	141
Total	$—	$95,419	$—	$95,419
Assets at December 31, 2012
Investment securities, available-for-sale:
Corporate	$—	$14,450	$—	$14,450
State and municipal	—	22,117	—	22,117
Residential agency MBS/CMOs	—	48,143	—	48,143
Loans held for sale	—	180	—	180
Total	$—	$84,890	$—	$84,890

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2013
Impaired loans (Financial)	$—	$—	$593	$593
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989
Assets at December 31, 2012
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989

Impaired loans at March 31, 2013 had carrying amounts totaling $652,000 and specific valuation allowances totaling $46,000. As of both March 31, 2013 and December 31, 2012, one loan totaling $13,000 was carried at cost, as the fair value of the expected cash flows exceeded the book value; as such, it is not presented in the table above.

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect further decline in fair value since the time the appraisal analysis was completed, if warranted.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.  OREO had a carrying amount of $1.8 million at both March 31, 2013 and December 31, 2012, based on the current appraisals less reasonable costs to sell of approximately $253,000 for the Company’s two OREO properties.  This value included partial charge-offs of $40,000 which was recorded during 2011.

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

Loans held for sale: Loans originated and held for sale are carried at fair value which is estimated using secondary market pricing currently being offered on loans with similar characteristics.

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

Interest rate lock commitments: The fair value of interest rate lock commitments to originate residential mortgage loans held for sale is primarily based on quoted prices for similar assets in active markets that the Bank has the ability to access.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at March 31, 2013
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,234	$1,234	$—	$—	$1,234
Interest-bearing deposits with banks	257	—	275	—	275
Investment securities	75,739	—	75,739	—	75,739
Loans, net	63,303	—	—	63,336	63,336
Loans held for sale	19,539	—	19,539	—	19,539
FHLB and FRB stocks	1,865	—	—	NA	NA
Bank-owned life insurance	3,086	—	—	3,086	3,086
Accrued interest receivable	711	—	511	200	711
Interest rate lock commitments	141	—	141	—	141
Financial Liabilities:
Deposits, demand, savings and money market	$64,807	$—	$64,807	$—	$64,807
Time deposits	58,675	—	59,536	—	59,536
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	24,574	—	24,779	—	24,779
Accrued interest payable	67	—	67	—	67

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2012
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,738	$2,738	$—	$—	$2,738
Interest-bearing deposits with banks	257	—	273	—	273
Investment securities	84,710	—	84,710	—	84,710
Loans, net	58,744	—	—	58,785	58,785
Loans held for sale	180	—	180	—	180
FHLB and FRB stocks	1,189	—	—	NA	NA
Bank-owned life insurance	2,067	—	—	2,067	2,067
Accrued interest receivable	707	—	537	170	707
Financial Liabilities:
Deposits, demand, savings and money market	$66,963	$—	$66,963	$—	$66,963
Time deposits	57,769	—	58,671	—	58,671
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	8,500	—	8,722	—	8,722
Accrued interest payable	56	—	56	—	56

NOTE 14 — SEGMENT DISCLOSURE

Reportable segments include community banking and residential mortgage banking services. These segments were determined based on the products and services provided and are consistent with the information that is used by the Bank's key decision makers to make operating decisions and to assess the Company's performance. Community banking involves making loans to and generating deposits primarily from individuals and businesses in Solera National Bank's primary market - the six-county Denver metropolitan area. Residential mortgage banking involves the origination of residential loans and subsequent sale of those loans to investors. The residential mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The residential mortgage division has five loan production offices in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango. This segment's most significant revenue item is noninterest income and its most significant expense item is noninterest expense. Solera National Bank does not have other reportable operating segments. The accounting policies of the mortgage banking division are the same as those described in the summary of critical accounting policies.

The following table presents the financial information from the Bank's two operating segments for March 31, 2013.
There were no results presented for the period ended December 31, 2012, as the residential mortgage division was established late in the fourth quarter of 2012 and results of operations for the division were not deemed to be material for that period.

($ in thousands)	Community Banking	Residential Mortgage Banking	Total
March 31, 2013
Net interest income	$1,025	$25	$1,050
Provision for loan and lease losses	—	—	—
Total noninterest income	249	1,414	1,663
Total noninterest expense	1,160	1,372	2,532
Income before income taxes	$114	$67	$181

Segment Assets
March 31, 2013	$148,945	$20,298	$169,243

Average Loans
March 31, 2013	$62,358	$11,202	$73,560

NOTE 15 — LEGAL CONTINGENCIES

In the ordinary course of our business, we may be party to various legal actions, which we believe are incidental to the operation of our business. In the opinion of management, based upon information currently available to us, any resulting liability from legal actions is not likely to have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of March 31, 2013 and results of operations for the three months ended March 31, 2013 and 2012.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

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

Earnings are derived primarily from noninterest income earned from gains on the sale of residential mortgage loans and net interest income, which is interest income less interest expense, offset by noninterest expense and provision for loan and lease losses. As the majority of assets are interest-earning and liabilities are interest-bearing, changes in interest rates impact net interest margin.  Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.  We manage interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on operating results.

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

Comparative Results of Operations for the Three Months Ended March 31, 2013 and 2012

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Net income for the quarter ended March 31, 2013 was $181,000, or $0.07 per share, compared to a net loss of $39,000, or $0.02 per share, for the first quarter of 2012.  The $220,000 increase was primarily the result of a $1.5 million increase in noninterest income due substantially to our new residential mortgage division which contributed $1.4 million in noninterest income from gains on the sales of loans. This $1.5 million increase in noninterest income was largely offset by a $1.4 million increase in noninterest expenses due also to our new residential mortgage division. First quarter results were hindered by the launch of the residential mortgage division given the time necessary to build the loan pipeline. Also contributing to the $220,000 improvement was an $81,000 increase in net interest income after the provision for loan and lease losses, primarily due to reduced cost of funds and stabilizing asset quality which enabled the Bank to record no provision for loan and lease loss despite the $4.6 million increase in gross loans during the quarter.  These and other changes are discussed in more detail in the ensuing discussion.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

Table 1

($ in thousands)	Three Months Ended March 31, 2013			Three Months Ended March 31, 2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees (1) (2)	$62,358	$790	5.14%	$54,541	$788	5.81%
Loans held for sale	11,202	94	3.39	—	—	—
Investment securities (3)	79,528	446	2.27	83,555	503	2.42
FHLB and FRB stocks	1,567	15	3.84	1,139	8	2.86
Federal funds sold	244	—	0.24	623	—	0.23
Interest-bearing deposits with banks	257	1	2.94	412	2	1.97
Total interest-earning assets	155,156	$1,346	3.52%	140,270	$1,301	3.73%
Noninterest-earning assets	6,658			4,335
Total assets	$161,814			$144,605
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$55,050	$63	0.46%	$58,660	$111	0.76%
Interest-bearing checking accounts	7,469	14	0.78	8,969	19	0.87
Time deposits	57,521	180	1.27	47,195	170	1.45
Securities sold under agreements to repurchase/federal funds purchased	125	—	0.56	509	1	0.78
FHLB advances	17,590	39	0.90	6,500	31	1.90
Other borrowings	—	—	—	26	—	8.89
Total interest-bearing liabilities	137,755	$296	0.87%	121,859	$332	1.10%
Noninterest-bearing checking accounts	3,909			3,219
Noninterest-bearing liabilities	511			452
Stockholders' equity	19,639			19,075
Total liabilities and stockholders' equity	$161,814			$144,605
Net interest income		$1,050			$969
Net interest spread		2.65%			2.63%
Net interest margin		2.75%			2.78%

(1) The loan average balances and rates include nonaccrual loans.
(2) Net loans expenses of $20,000 and net loan fees of $5,000 for the three months ended March 31, 2013 and 2012, respectively, are included in the yield computation.
(3) Yields on investment securities have not been adjusted to a tax-equivalent basis.

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

Table 2

($ in thousands)	Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$2	$(8)	$10
Loans held for sale	94	—	94
Investment securities	(57)	(32)	(25)
FHLB and FRB stocks	7	3	4
Federal funds sold	—	—	—
Interest-bearing deposits with banks	(1)	—	(1)
Total interest income	$45	$(37)	$82
Interest expense:
Money market and savings deposits	$(48)	$(41)	$(7)
Interest-bearing checking accounts	(5)	(2)	(3)
Time deposits	10	(13)	23
Securities sold under agreements to repurchase and federal funds purchased	(1)	(3)	2
FHLB advances	8	(4)	12
Total interest expense	$(36)	$(63)	$27
Net interest income	$81	$26	$55

Net Interest Income and Net Interest Margin

Net interest income is the difference between interest and fee income, principally from loan and investment security portfolios, and interest expense, principally on customer deposits and borrowings.  Net interest income is a significant component of earnings.  Changes in net interest income result from changes in volume, spread and margin. Volume refers to the average dollar level of interest-earning assets and interest-bearing liabilities.  Spread refers to the difference between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities.

For the three months ended March 31, 2013, the Company’s net interest income increased $81,000, or 8%, compared to the three months ended March 31, 2012 despite the 3 basis point decrease in net interest margin which declined from 2.78% to 2.75%.  Most notable was the $94,000 increase in interest income from loans held for sale due to the new residential mortgage division. This increase was partially offset by an unfavorable decrease in yield on the Company’s loan portfolio which decreased 67 basis points as the Bank continues to be impacted by extremely low interest rates and intense competition for well-qualified borrowers that demand competitive rates. Additionally, the yield on our investment securities declined 15 basis points from the prior year which was attributable to principal payments received on mortgage-backed securities and the sale of longer-maturity municipal bonds both of which were reinvested in lower yielding securities.

These unfavorable decreases in rate were partially offset by a favorable decrease in the cost of interest-bearing liabilities, which declined 23 basis points from the comparable period in the prior year.  Contributing most significantly to the decline in interest-bearing liability costs was the $48,000 decrease in interest expense related to money market and savings deposits which is a result of management’s action in the second quarter of 2012 to implement a tiered rate structure on savings accounts and to significantly lower deposit rates across all balance tiers.  The volume of time deposits and FHLB advances increased significantly during the three-months ended March 31, 2013 as compared to the same quarter in the prior year. These increases were necessary to support the Company's increase in loans; the average balance in loans held for investment increased $7.8 million and the average balance in loans held for sale was $11.2 million during the Bank's first quarter of significant activity for the new residential mortgage division. The increases in FHLB advances were from borrowings on an overnight basis at interest rates significant less than the portfolio average. This resulted in a 100 basis point decrease in the overall cost of FHLB advances.

The combination of the aforementioned factors led to a 2 basis point expansion in the Company’s net interest spread (the yield earned on interest-earning assets less the cost of interest-bearing liabilities) which increased from 2.63% for the quarter ended March 31, 2012 to 2.65% for the quarter ended March 31, 2013.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the first quarters of 2013 and 2012, we did not recognize any provision for loan and lease losses reflecting improved asset quality.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the quarter ended March 31, 2013 was $1.7 million, an increase of $1.5 million from $138,000 for the first quarter 2012.  The most notable increase in noninterest income for the quarter was due to the gain on loans sold, which increased $1.5 million from zero for the three months ended March 31, 2012. Most of this related to gains earned on residential mortgage loans sold to secondary market investors. Additionally, $111,000 of the gain pertains to the sale of the guaranteed portion of SBA 7(a) loans. The Company sold securities for gains of $100,000 during the first quarter 2013 as compared to $114,000 during the first quarter 2012.

The following table summarizes the Bank's residential mortgage loan activity during the first quarter 2013. It should be noted the Bank's mortgage division was formed during the fourth quarter of 2012 so no material activity existed before the first quarter of 2013.

($ in thousands)	As of or for the Quarter Ended
March 31, 2013
Gain on Loans Sold	$1,414
Residential Mortgage Loans Originated	$52,137
Residential Mortgage Loans Sold	$33,096
Purpose of Loan: (1)
Purchase	72%
Refinance	28%
(1) indicates the percentage of loans originated during the period

Noninterest Expense

Our total noninterest expense for the quarter ended March 31, 2013 was $2.5 million, which was $1.4 million, or 121%, higher than the $1.1 million for the quarter ended March 31, 2012. The reasons for this increase are discussed in more detail below.

Employee Compensation and Benefit Expense
Employee compensation and benefit expense increased $1.1 million from first quarter 2012 due to an additional 57 employees, (from an average of 25 full-time equivalent employees during the first quarter of 2012 to an average of 82 for the first quarter of 2013). It should be noted that 17 employees are commission-based loan officers who are compensated based upon the sale of residential mortgage loans.

Occupancy
Occupancy expense increased $129,000 due to the addition of five locations associated with the residential mortgage division.

Professional Fees
Professional fees decreased $10,000, or 7%, primarily due to timing differences for internal audits that were conducted during the first quarter of 2012 but did not occur during the first quarter of 2013, partially offset by increased information technology consulting costs.

Other General and Administrative Expenses:

($ in thousands)	Three Months Ended March 31,		Increase/
Other general and administrative expenses:	2013	2012	(Decrease)
Data processing	$117	$74	$43
FDIC assessment	35	47	(12)
Regulatory and reporting fees	33	33	—
Marketing and promotions	37	19	18
Directors’ fees	27	20	7
Other loan expenses	73	31	42
OREO expense	12	22	(10)
Insurance	13	12	1
Telephone/communication	23	12	11
Travel and entertainment	20	12	8
Dues and memberships	12	5	7
Printing, stationery and supplies	15	6	9
ATM and debit card fees	5	4	1
Postage and shipping	8	3	5
Franchise taxes	1	2	(1)
Training, education and conferences	25	3	22
Operating losses / legal settlements	10	—	10
Miscellaneous other	3	3	—
Total	$469	$308	$161

The most significant changes in other general and administrative expenses included increases of:

A)	$43,000 in data processing due to the licensing and operating costs of the software applications used for the residential mortgage division;

B)	$42,000 in other loan expense related to costs incurred to underwrite residential mortgage loans;

C)	$22,000 in training, education and conferences primarily associated with increased costs for personnel training as we worked to integrate our new residential mortgage division;

D)	$18,000 in marketing and promotion expenses partially due to increased business development efforts and partially due to increases for our residential mortgage division;

E)	$11,000 in telephone and communication expense and $9,000 in printing, stationery and supplies both related to our five new residential mortgage locations;

F)	$8,000 in travel and entertainment correlated to an increase in loan demand; and

G)	$10,000 in operating losses related to isolated costs from the start-up of the new residential mortgage division.

These increases were partially offset by decreases of:

A)	$12,000 in FDIC fees due to lower assessment rates;

B)
$10,000 in OREO expense. Although OREO expense decreased during the first quarter of 2013, as compared to the first quarter of 2012, we do expect OREO expenses to continue to impact our 2013 operating results as we incur costs such as taxes, insurance, repairs and maintenance, among others, on these properties. Additionally, management realizes there is some exposure to additional impairment on these properties if there are declines in real estate values.

All other general and administrative costs remained relatively stable.

Income Taxes

No federal or state tax expense was recorded for the three months ended March 31, 2013 and 2012, based upon net operating loss carry-forwards that can be used to offset approximately $3.1 million and $3.4 million, respectively, of taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at March 31, 2013 and December 31, 2012 was $0.

Financial Condition

At March 31, 2013, the Company had total assets of $169.2 million, a $15.3 million, or 10% increase from $153.9 million in total assets at December 31, 2012 primarily due to: increases in gross loans, up 8%, the $19.4 million increase in loans held for sale, and the $1.0 million additional investment in bank-owned life insurance partially offset by an 11% decline in investment securities, which were reduced to help fund the growth in loans.

As of March 31, 2013, stockholders’ equity was $20.3 million, a $329,000 increase versus $19.9 million at December 31, 2012.  The increase was primarily due to the $181,000 of net income for the three months ended March 31, 2013, the $100,000 increase in other comprehensive income related to changes in the fair value of available-for-sale securities and $48,000 of stock-based compensation expense related to the Company’s stock incentive plan.

Key Ratios

Ratio	March 31, 2013	December 31, 2012
Return on Average Assets	0.43%	0.19%
Return on Average Equity	3.69%	1.43%
Average Equity to Average Assets	12.14%	12.95%

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At March 31, 2013, the Bank had a total of $1.9 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $533,400 in Federal Reserve Bank stock and $1.3 million in FHLB stock.  These investments allow Solera National Bank to conduct business with these entities.  As of March 31, 2013, the Federal Reserve Bank stock was yielding an average annual rate of 6.0% and the FHLB stock was yielding an average annual rate of 2.6%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy approved by our Board of Directors.

At March 31, 2013, Solera National Bank’s investment portfolio consisted of available-for-sale securities of $75.7 million. The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at March 31, 2013 and December 31, 2012:

($ in thousands)	March 31, 2013
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
Corporate	$1,012	5.63%	$5,230	2.80%	$8,603	2.89%	$—	—%
State and municipal	—	—	1,916	5.06	12,332	3.29	3,141	3.25
Residential agency MBS/CMOs	—	—	—	—	361	3.86	43,144	1.82
Total	$1,012	5.63%	$7,146	3.40%	$21,296	3.14%	$46,285	1.92%

($ in thousands)	December 31, 2012
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
Corporate	$1,023	5.63%	$4,532	2.69%	$8,895	3.08%	$—	—%
State and municipal	—	—	1,923	5.06	13,636	3.30	6,558	3.20
Residential agency MBS/CMOs	—	—	—	—	711	2.67	47,432	1.79
Total	$1,023	5.63%	$6,455	3.40%	$23,242	3.19%	$53,990	1.96%

Loan Portfolio

The following table presents the composition of our loan portfolio (excluding residential mortgage loans held for sale) by category as of the dates indicated:

($ in thousands)	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Commercial real estate	$42,321	66%	$38,230	68%
Commercial and industrial	9,776	15	9,383	11
Residential real estate	10,443	17	10,608	19
Construction and land development	824	1	791	2
Consumer	876	1	620	—
GROSS LOANS	64,240	100%	59,632	100%
Deferred loan expenses / (fees)	137		175
Allowance for loan and lease losses	(1,074)		(1,063)
LOANS, NET	$63,303		$58,744

As of March 31, 2013, gross loans were $64.2 million, an increase of $4.6 million, or 8%, from $59.6 million at December 31, 2012. Net loans were 37% and 38% of total assets at March 31, 2013 and December 31, 2012, respectively. The Bank closed and funded approximately $7.8 million in new originations during the first quarter 2013 which was offset by approximately $1.3 million in loan pay downs. The strong loan demand during the first quarter 2013 is indicative of the improving economy. For the three months ended March 31, 2012, the Bank closed approximately $1.3 million in new originations offset by approximately $1.8 million in loan pay downs, primarily the result of intense competition for strong borrowers. During the first three months of 2013, the Bank purchased two loans with principal balances totaling approximately $170,000 compared with one loan purchased during the first three months of 2012 with a principal balance of approximately $500,000. During the first quarter 2013, the Bank sold the guaranteed portion of SBA 7(a) loans totaling approximately $1.5 million and resulting in gains of $144,000, of which $111,000 was recognized in income immediately.   No loans were sold during the first three months of 2012.

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

The following tables set forth information at March 31, 2013 and December 31, 2012, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

($ in thousands)	March 31, 2013
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$2,365	$10,677	$29,130	$149	$42,321
Commercial and industrial	1,440	3,804	3,797	735	9,776
Residential real estate	892	466	1,166	7,919	10,443
Construction and land development	824	—	—	—	824
Consumer	15	488	7	366	876
Gross Loans Receivable	$5,536	$15,435	$34,100	$9,169	$64,240

($ in thousands)	December 31, 2012
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$2,383	$8,618	$27,079	$150	$38,230
Commercial and industrial	1,529	3,999	3,362	493	9,383
Residential real estate	900	470	1,173	8,065	10,608
Construction and land development	628	163	—	—	791
Consumer	10	499	3	108	620
Gross Loans Receivable	$5,450	$13,749	$31,617	$8,816	$59,632

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	March 31, 2013	December 31, 2012
Nonaccrual loans and leases	$652	$13
Other impaired loans	—	—
Total nonperforming loans	652	13
Other real estate owned	1,776	1,776
Total nonperforming assets	$2,428	$1,789
Nonperforming loans	$652	$13
Allocated allowance for loan and lease losses to nonperforming loans	(46)	—
Net investment in nonperforming loans	$606	$13
Accruing loans past due 90 days or more	$—	$—
Loans past due 30-89 days	$—	$147
Loans charged-off, year-to-date	$—	$88
Recoveries, year-to-date	(11)	(84)
Net charge-offs, year-to-date	$(11)	$4
Allowance for loan and lease losses	$1,074	$1,063

Allowance for loan and lease losses to gross loans	1.67%	1.78%
Allowance for loan and lease losses to nonaccrual loans	164.67%	NM(1)
Allowance for loan and lease losses to nonperforming loans	164.67%	NM(1)
Nonaccrual loans to loans, net of deferred fees/expenses	1.03%	0.02%
Loans 30-89 days past due to loans, net of deferred fees/expenses	—%	0.25%
Nonperforming assets to total assets	1.43%	1.16%

(1)	Not meaningful due to the insignificant amount of nonperforming loans at December 31, 2012.

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2013, Solera National Bank had substandard loans totaling $5.3 million, and $0 loans classified as doubtful or loss. Of the $5.3 million in substandard loans, $652,000 was 30 days or more past due. As of December 31, 2012, the Bank had $4.6 million classified as substandard and $0 loans classified as doubtful or loss.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.1 million, or 1.67% of outstanding principal as of March 31, 2013.  We did not recognize any provision expense during the first quarter of 2013 or 2012, reflecting improved asset quality.

The following table sets forth the allowance for loan and lease losses activity for the first quarter 2013 and 2012:

($ in thousands)	Three Months Ended March 31,
	2013	2012
Balance at beginning of period	$1,063	$1,067
Provision charged to expense	—	—
Loans charged-off:
Commercial real estate	—	—
Commercial and industrial	—	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	—	(3)
Total loans charged-off	—	(3)
Recoveries on loans previously charged-off:
Commercial real estate	10	13
Commercial and industrial	1	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	—	—
Total recoveries	11	13
Balance at end of period	$1,074	$1,077
Annualized net charge-offs (recoveries) to average gross loans	(0.07)%	(0.10)%

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

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $12.1 million and $11.8 million as of March 31, 2013 and December 31, 2012, respectively.

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

As of March 31, 2013 and December 31, 2012, the Bank had $21.7 million and $16.7 million in interest rate lock commitments for residential mortgage loans that had been committed but not yet funded. At the time the Bank enters into the interest rate lock commitment with the customer, the Bank simultaneously enters into a forward sales commitment with the secondary market investor locking the price on the subsequent sale of the loan thereby mitigating the Bank's exposure to interest rate risk. These interest rate lock commitments, when closed and funded, become loans held for sale on the Bank's balance sheet. These loans are held on the Bank's balance sheet for generally less than 30 days until sold to the investor at the previously-agreed price.

Borrowings

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of March 31, 2013 and December 31, 2012, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between 2013 and 2017 and a weighted-average effective interest rate of 1.57%. Additionally, the Bank had $16.1 million in variable-rate, overnight borrowings at 0.24% as of March 31, 2013. The Bank is using overnight borrowings at FHLB to fund residential mortgage loans which are held for sale. The Bank had no overnight borrowings from the FHLB as of December 31, 2012.

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

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at March 31, 2013:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1
Actual regulatory capital	$17,041	$18,115	$17,041
Well-capitalized requirement	6,374	10,623	8,094
Excess regulatory capital	$10,667	$7,492	$8,947
Capital ratios	16.0%	17.1%	10.5%
Minimum capital requirement	4.0%	8.0%	4.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

On June 7, 2012, the Board of Governors of the Federal Reserve System, the FDIC and the OCC announced proposed changes to the capital requirements of banks, known as Basel III. These capital standards could substantially increase the complexity of capital calculations and the minimum capital required to be maintained to meet well-capitalized standards. The potential impact of Basel III on Solera National Bank includes, but is not limited to, the potential need to increase capital in the future to comply with the new well-capitalized standards which may dilute shareholder value; reduced lending and negative pressure on profitability due to higher capital requirements on loan products; and/or additional constraints on the ability to pay common stock dividends. The Company is staying abreast of the proposed Basel III guidelines and will continue to monitor the effective date for implementing the proposed changes and the impact those changes may have on the Bank.

Liquidity

The primary source of liquidity for the Company would be dividends paid by Solera National Bank.  The board of directors intends to retain earnings to promote growth, build capital and recover any losses incurred in prior periods.  Accordingly, we do not expect to receive dividends from the Bank, or to pay dividends to our stockholders, in the foreseeable future.  In addition, banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends.

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

During the second quarter 2013, the Bank is expected to close on a transaction to assume approximately $12 million of customer deposits, excluding certificates of deposit, from another bank's nearby branch. This increase in deposits will increase the Bank's liquidity.

Additionally, the Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Bank to service its depositors’ needs.  As of March 31, 2013 and December 31, 2012, the Bank had $6.3 million and $6.2 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on Solera National Bank’s liquidity.  Solera National Bank does not intend to aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available.  Additionally, management does not anticipate the need to access capital markets to obtain additional liquidity in the near term, nor will Solera National Bank seek to attract volatile, non-local deposits with above market interest rates.  As of March 31, 2013 and December 31, 2012, the Bank's loan to deposit ratio was 52% and 48%, respectively.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $67.7 million of available funding as of March 31, 2013, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.1 million with three correspondent banks.  These lines either expire during 2013, or can be terminated at any time; however, it is not anticipated that these lines will be terminated and the Bank expects to be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis. As of March 31, 2013, the Company had no outstanding borrowings on these lines.

The Company had cash and cash equivalents of $1.2 million, or 0.7% of total assets, at March 31, 2013.  Additionally, the Company had $75.7 million in available-for-sale investment securities, or 44.8% of total assets, at March 31, 2013.   Management believes Solera National Bank will have adequate liquidity to meet anticipated future funding needs.

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Dated:	May 14, 2013	/s/ Douglas Crichfield
Douglas Crichfield President and Chief Executive Officer (Principal Executive Officer)

Dated:	May 14, 2013	/s/ Robert J. Fenton
Robert J. Fenton Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase document

(*)	Filed herewith.

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