Form 10-Q
period 2013-06-30
Solera National Bancorp, Inc.
filed 2013-08-13
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 9, 2013, 2,656,046 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Solera National Bancorp, Inc.
Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012
(unaudited)

($ in thousands, except share data)	June 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$1,065	$2,738
Interest-bearing deposits with banks	257	257
Investment securities, available-for-sale	75,375	84,710
Gross loans	65,822	59,632
Net deferred expenses/(fees)	78	175
Allowance for loan and lease losses	(1,088)	(1,063)
NET LOANS	64,812	58,744
Loans held for sale	17,251	180
Federal Home Loan Bank (FHLB) and Federal Reserve Bank stocks	2,386	1,189
Bank-owned life insurance	4,121	2,067
Other real estate owned	1,776	1,776
Premises and equipment, net	980	998
Accrued interest receivable	726	707
Other assets	1,483	531
TOTAL ASSETS	$170,232	$153,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$4,615	$3,387
Interest-bearing demand	11,160	8,218
Savings and money market	50,575	55,358
Time deposits	58,385	57,769
TOTAL DEPOSITS	124,735	124,732
Accrued interest payable	70	56
Accounts payable and other liabilities	1,387	668
FHLB advances	25,307	8,500
TOTAL LIABILITIES	$151,499	$133,956
COMMITMENTS AND CONTINGENCIES (see Notes 12 and 15)
Stockholders' equity
Common stock (1)	$26	$26
Additional paid-in capital	26,315	26,206
Accumulated deficit	(6,739)	(7,359)
Accumulated other comprehensive (loss) income	(869)	1,068
TOTAL STOCKHOLDERS' EQUITY	$18,733	$19,941
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$170,232	$153,897

(1) $0.01 par value; 10,000,000 shares authorized; 2,656,046 shares issued and outstanding at June 30, 2013, which includes 100,000 shares of unvested restricted stock; 5,000,000 shares authorized; 2,653,671 shares issued and outstanding at December 31, 2012, which includes 100,000 shares of unvested restricted stock.

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Income and Comprehensive (Loss) Income for the
Three and Six Months Ended June 30, 2013 and 2012
(unaudited)

($ in thousands, except share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$868	$787	$1,658	$1,575
Interest on loans held for sale	121	—	215	—
Interest on investment securities	411	540	857	1,043
Dividends on FHLB and FRB stocks	19	10	34	18
Other interest income	2	3	3	5
TOTAL INTEREST INCOME	1,421	1,340	2,767	2,641
INTEREST EXPENSE:
Deposits	257	279	514	579
FHLB advances	40	33	79	64
Other	—	2	—	3
TOTAL INTEREST EXPENSE	297	314	593	646
NET INTEREST INCOME BEFORE PROVISION	1,124	1,026	2,174	1,995
Provision for loan and lease losses	—	—	—	—
NET INTEREST INCOME AFTER PROVISION	1,124	1,026	2,174	1,995
NONINTEREST INCOME:
Service charges and fees	23	19	42	34
Other income	36	20	55	29
Gain on loans sold	2,487	25	4,012	25
Gain on sale of available-for-sale securities	145	166	245	280
TOTAL NONINTEREST INCOME	2,691	230	4,354	368
NONINTEREST EXPENSE:
Employee compensation and benefits	2,407	587	4,080	1,154
Occupancy	264	120	520	247
Professional fees	103	78	237	222
Other general and administrative	602	338	1,071	646
TOTAL NONINTEREST EXPENSE	3,376	1,123	5,908	2,269
INCOME BEFORE INCOME TAXES	439	133	620	94
Provision for income taxes	—	—	—	—
NET INCOME	$439	$133	$620	$94
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net change in unrealized (losses) gains on securities	(1,892)	209	(1,692)	759
Less: net gains included in net income	(145)	(166)	(245)	(280)
OTHER COMPREHENSIVE (LOSS) INCOME	$(2,037)	$43	$(1,937)	$479
COMPREHENSIVE (LOSS) INCOME	$(1,598)	$176	$(1,317)	$573
PER SHARE DATA
Earnings per share - basic	$0.17	$0.05	$0.24	$0.04
Weighted-average common shares outstanding - basic	2,554,141	2,553,671	2,553,907	2,553,671
Earnings per share - diluted	$0.17	$0.05	$0.24	$0.04
Weighted-average common shares outstanding - diluted	2,636,456	2,558,283	2,628,877	2,558,283
See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity for the
Six Months Ended June 30, 2013 and 2012
(unaudited)

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	2,553,671	$26	$26,146	$(7,640)	$507	$19,039
Stock-based compensation	—	—	26	—	—	26
Net income	—	—	—	94	—	94
Other comprehensive income	—	—	—	—	479	479
Balance at June 30, 2012	2,553,671	$26	$26,172	$(7,546)	$986	$19,638
Balance at December 31, 2012	2,653,671	$26	$26,206	$(7,359)	$1,068	$19,941
Options exercised	2,375	—	9	—	—	9
Stock-based compensation	—	—	100	—	—	100
Net income	—	—	—	620	—	620
Other comprehensive loss	—	—	—	—	(1,937)	(1,937)
Balance at June 30, 2013	2,656,046	$26	$26,315	$(6,739)	$(869)	$18,733

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2013 and 2012 (unaudited)

	For the Six Months Ended June 30,
($ in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$620	$94
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation and amortization	110	61
Net amortization / (accretion) of deferred loan fees/expenses	31	(6)
Net amortization of premiums on investment securities	714	728
Recognition of stock-based compensation on stock options	100	26
Loans originated for sale	(138,049)	—
Proceeds from the sale of loans held for sale	124,879	—
Gain on sale of loans held for sale	(3,901)	—
Gain on sale of available-for-sale securities	(245)	(280)
Gain on sale of SBA loans	(111)	—
Proceeds from the sale of SBA loans	1,510	—
Federal Home Loan Bank stock dividend	(17)	(2)
Increase in bank-owned life insurance cash surrender value	(54)	(27)
Changes in operating assets and liabilities:
Accrued interest receivable	(19)	(134)
Other assets	(490)	72
Accrued interest payable	14	7
Accounts payable and other liabilities	719	(174)
Deferred loan fees/expenses, net	66	(165)
Net cash (used in) / provided by operating activities	$(14,123)	$200
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities, available-for-sale	$(14,170)	$(32,369)
Proceeds from sales of investment securities, available-for-sale	12,848	19,444
Proceeds from maturity/call/paydown of investment securities, available-for-sale	8,251	7,010
Maturity of interest-bearing deposits with banks, net	—	1,000
Purchases of FHLB / FRB bank stocks	(1,180)	(28)
Purchases of bank-owned life insurance	(2,000)	(2,000)
Loan (originations)/principal collections, net	(7,564)	(2,950)
Purchases of premises and equipment	(86)	(12)
Net cash used in investing activities	$(3,901)	$(9,905)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$3	$6,217
Cash paid for acquisition of core deposits	(468)	—
Net increase in securities sold under agreements to repurchase	—	561
Net increase in FHLB advances	16,807	2,000
Principal payments on capital lease	—	(24)
Proceeds from stock options exercised	9	—
Net cash provided by financing activities	$16,351	$8,754
Net decrease in cash and cash equivalents	$(1,673)	$(951)
CASH AND CASH EQUIVALENTS
Beginning of period	$2,738	$1,800
End of period	$1,065	$849
(continued)

Solera National Bancorp, Inc.

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2013 and 2012, (continued)
(unaudited)

	For the Six Months Ended June 30,
($ in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$579	$639
Income taxes paid	$—	$—
Non-cash investing transactions:
Unrealized (loss)/gain on investment securities, available-for-sale	$(1,937)	$479

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ORGANIZATION

Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation that formed in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”). The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, (“OCC”), is a wholly-owned subsidiary of Solera National Bancorp, Inc. The Bank is a full-service commercial bank headquartered in Lakewood, Colorado that commenced banking operations in the third quarter of 2007. The Bank provides a variety of financial services to individuals, businesses, and not-for-profit organizations primarily located in the six-county Denver metropolitan area. Its primary lending products are residential mortgage loans, commercial loans and home-equity lines of credit. Its primary deposit products are checking, money market, savings and time deposit accounts. In December 2012, the Company added five loan production offices throughout Colorado including Boulder, Colorado Springs (two offices), the Denver Tech Center and Durango. With the addition of approximately 60 mortgage professionals, the Bank now offers a full array of residential mortgage loans including loans for the purchase, refinance or construction of residential properties.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2013, and the results of its operations for the three and six months ended June 30, 2013 and 2012.  Cash flows are presented for the six months ended June 30, 2013 and 2012.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation.  These reclassifications had no impact on stockholders’ equity or net income for the periods.  Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

At June 30, 2013, the Company had an allowance for loan and lease losses of $1.1 million.  We believe that this is adequate to cover probable losses based on currently available information.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan and lease losses may be needed if the economy declines, asset quality deteriorates, or the loss experience changes.

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

Interest Rate Lock Commitments and Forward Sales Commitments: Interest rate lock commitments are commitments to fund residential mortgage loans at specified interest rates within a specified time, generally up to 60 days from the time of the rate lock. An interest rate lock commitment related to a loan that will be held for sale is a derivative instrument under accounting principles generally accepted in the United States (U.S. GAAP), and is recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in its value recorded in gain on loans sold within noninterest income on the consolidated statements of income and comprehensive (loss) income. To eliminate the exposure of changes in interest rates impacting the fair value of interest rate lock commitments, the Company utilizes “best efforts” forward loan sale commitments. These contracts are entered into at the same time as the interest rate lock commitments, and lock in the sale and price of the loan with the Company's secondary market investors. Since these are “best efforts” contracts, the Company does not incur a penalty in the event the committed loans are not delivered. These forward loan sales commitments are not considered derivative instruments under U.S. GAAP, but in accordance with U.S. GAAP, the Company has elected to mark these instruments to market. As such, both the interest rate lock commitments and forward sales commitments are accounted for at fair value. See additional discussion in Note 6, Loans Held for Sale and Interest Rate Lock Commitments.

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

Income per Common Share:  Basic earnings per common share, (EPS), is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings per share is similar to basic EPS except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the period.  Given the small amount of dilutive potential stock options, diluted EPS did not differ from basic EPS for the three and six months ended June 30, 2013 and 2012.  For the periods ended June 30, 2013 and 2012, respectively, approximately 416,000 and 849,000 anti-dilutive options were not included in the calculation of diluted EPS. Amounts used in the determination of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012, are shown below:

($ in thousands, except share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Basic earnings per share computation
Net earnings to common stockholders	$439	$133	$620	$94
Weighted average shares outstanding - basic	2,554,141	2,553,671	2,553,907	2,553,671

Basic earnings per share	$0.17	$0.05	$0.24	$0.04
Diluted earnings per share computation
Net earnings to common stockholders	$439	$133	$620	$94
Weighted average shares outstanding - basic	2,554,141	2,553,671	2,553,907	2,553,671
Shares assumed issued:
Stock options	66,265	4,612	59,884	4,612
Restricted stock	16,050	—	15,086	—
Weighted average shares outstanding - diluted	2,636,456	2,558,283	2,628,877	2,558,283

Diluted earnings per share	$0.17	$0.05	$0.24	$0.04

Business Segments: The Company uses the "management approach" for reporting information about segments and has determined that as of June 30, 2013, its business is comprised of two operating segments: community banking and residential mortgage banking.

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

During the first six months of 2013, the FASB issued other accounting standards updates which may impact banks or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of June 30, 2013 and December 31, 2012 are as follows:

($ in thousands)	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$14,870	$156	$(394)	$14,632
State and municipal	18,817	99	(633)	18,283
Residential agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs)	42,557	416	(513)	42,460
Total securities available-for-sale	$76,244	$671	$(1,540)	$75,375

($ in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$14,148	$457	$(155)	$14,450
State and municipal	21,752	412	(47)	22,117
Residential agency MBS/CMOs	47,742	570	(169)	48,143
Total securities available-for-sale	$83,642	$1,439	$(371)	$84,710

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2013 and December 31, 2012 are shown below.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations with or without prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $8.3 million from the maturity / prepayment of securities during the six months ended June 30, 2013 (see our Consolidated Statements of Cash Flows ) versus $1.0 million contractually maturing within one year as of December 31, 2012, as set forth in the table below.

($ in thousands)	June 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale:
Due within one year	$501	$505	$1,003	$1,023
Due after one year through five years	6,515	6,611	6,180	6,455
Due after five years through ten years	23,574	22,878	22,869	23,242
Due after ten years	45,654	45,381	53,590	53,990
Total securities available-for-sale	$76,244	$75,375	$83,642	$84,710

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of June 30, 2013 and December 31, 2012.

	June 30, 2013
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$6,400	$(340)	12	$2,946	$(54)	5	$9,346	$(394)	17
State and municipal	14,899	(601)	32	472	(32)	1	15,371	(633)	33
Residential agency MBS/CMOs	21,054	(512)	25	87	(1)	1	21,141	(513)	26
Total temporarily-impaired	$42,353	$(1,453)	69	$3,505	$(87)	7	$45,858	$(1,540)	76

	December 31, 2012
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$1,436	$(8)	2	$3,353	$(147)	6	$4,789	$(155)	8
State and municipal	4,512	(47)	9	—	—	—	4,512	(47)	9
Residential agency MBS/CMOs	17,267	(164)	16	1,134	(5)	2	18,401	(169)	18
Total temporarily-impaired	$23,215	$(219)	27	$4,487	$(152)	8	$27,702	$(371)	35

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of June 30, 2013, no declines were deemed to be other than temporary.  The five corporate securities that were in a continuous loss position for 12 months or longer at June 30, 2013 fluctuated in value primarily as a result of changes in market interest rates and the widening of spreads on financial services/banking securities. However, the amount of unrealized loss on these corporate bonds has declined in 2013.

Significant prepayment speeds is the primary driver of the loss on the one mortgage-backed security in a continuous loss position for 12 months or longer at June 30, 2013.  The Company has determined there is no credit impairment on this bond since it carries the implicit guarantee of the U.S. government.

The Company has the intent to hold the securities in an unrealized loss position as of June 30, 2013 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above are not other than temporarily impaired.

Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2012, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized loss in the investment portfolio of $869,000 at June 30, 2013, a $1.9 million decrease from the $1.1 million net unrealized gain at December 31, 2012. The decline in the value of the portfolio since year-end was due to the increase in longer-term interest rates in the second quarter.

Sales of available-for-sale securities were as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds	$7,119	$11,961	$12,848	$19,444
Gross gains	$152	$166	$252	$280
Gross losses	$(7)	$—	$(7)	$—

Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $31.0 million at June 30, 2013 and $25.5 million at December 31, 2012, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, according to each loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to its underlying collateral:

($ in thousands)	June 30, 2013	December 31, 2012
Commercial real estate (“CRE”)	$41,688	$38,230
Commercial and industrial	9,759	9,383
Residential real estate	11,853	10,608
Construction and land development	871	791
Consumer	1,651	620
GROSS LOANS	65,822	59,632
Net deferred loan expenses / (fees)	78	175
Allowance for loan and lease losses	(1,088)	(1,063)
LOANS, NET	$64,812	$58,744

During the first six months of 2013, the Bank purchased three loans with principal balances totaling approximately $225,000.  During the first six months of 2012, the Bank purchased ten loans with principal balances of approximately $2.3 million.  During the first six months of 2013, the Bank sold the guaranteed portion of two SBA 7(a) notes totaling approximately $1.5 million resulting in gains of $144,000, of which $111,000 was recognized in income immediately with the balance to be recognized as interest income over the remaining life of the loans.  One loan was sold during the first six months of 2012 resulting in a gain of approximately $25,000.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $152,000 and $163,000 in loans receivable from related parties at June 30, 2013 and December 31, 2012, respectively.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2013 and 2012 is summarized as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,074	$1,077	$1,063	$1,067
Charge-offs	(7)	(85)	(7)	(88)
Recoveries	21	17	32	30
Provision for loan and lease losses	—	—	—	—
Balance, end of period	$1,088	$1,009	$1,088	$1,009

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

The tables below provide a rollforward, by portfolio segment, of the allowance for loan and lease losses for the three and six months ended June 30, 2013 and 2012, respectively.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended June 30, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at March 31, 2013	$760	$227	$76	$11	$1,074
Charge-offs	(7)	—	—	—	(7)
Recoveries	—	19	2	—	21
Provision for loan and lease losses	(79)	62	27	(10)	—
Balance at June 30, 2013	$674	$308	$105	$1	$1,088

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Six Months Ended June 30, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2012	$784	$222	$57	$—	$1,063
Charge-offs	(7)	—	—	—	(7)
Recoveries	—	28	4	—	32
Provision for loan and lease losses	(103)	58	44	1	—
Balance at June 30, 2013	$674	$308	$105	$1	$1,088

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended June 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at March 31, 2012	$699	$247	$130	$1	$1,077
Charge-offs	—	—	(85)	—	(85)
Recoveries	—	17	—	—	17
Provision for loan and lease losses	(34)	(17)	51	—	—
Balance at June 30, 2012	$665	$247	$96	$1	$1,009

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Six Months Ended June 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2011	$726	$244	$97	$—	$1,067
Charge-offs	—	—	(85)	(3)	(88)
Recoveries	—	30	—	—	30
Provision for loan and lease losses	(61)	(27)	84	4	—
Balance at June 30, 2012	$665	$247	$96	$1	$1,009

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of June 30, 2013 and December 31, 2012.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 2:  Critical Accounting Policies, Provision and Allowance for Loan and Lease Losses).

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
June 30, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$13	$4	$17
Collectively evaluated for impairment	37,481	19,682	8,582	60	65,805
Total	$37,481	$19,682	$8,595	$64	$65,822
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	674	308	105	1	1,088
Total	$674	$308	$105	$1	$1,088

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$13	$—	$13
Collectively evaluated for impairment	34,634	15,873	9,062	50	59,619
Total	$34,634	$15,873	$9,075	$50	$59,632
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	784	222	57	—	1,063
Total	$784	$222	$57	$—	$1,063

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

Reconciliation between Portfolio Segment and Class
June 30, 2013 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$19,008	$—	$—	$—	$19,008
CRE – non-owner occupied	17,266	—	—	—	17,266
Commercial and industrial	—	—	5,829	—	5,829
Residential real estate	—	18,811	—	—	18,811
Construction and land development	1,207	871	—	—	2,078
Government guaranteed	—	—	2,766	—	2,766
Consumer	—	—	—	64	64
Total	$37,481	$19,682	$8,595	$64	$65,822

Reconciliation between Portfolio Segment and Class
December 31, 2012 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$13,544	$—	$—	$—	$13,544
CRE – non-owner occupied	20,462	—	—	—	20,462
Commercial and industrial	—	—	6,156	—	6,156
Residential real estate	—	15,515	—	—	15,515
Construction and land development	628	358	—	—	986
Government guaranteed	—	—	2,919	—	2,919
Consumer	—	—	—	50	50
Total	$34,634	$15,873	$9,075	$50	$59,632

Impaired Loans

The following tables provide detail of impaired loans broken out according to class as of June 30, 2013 and December 31, 2012.    There were two impaired loans, totaling $17,000, as of June 30, 2013 compared to one impaired loan totaling $13,000 as of December 31, 2012.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans are on nonaccrual status and therefore do not have interest accruing.  The unpaid principal balance represents the unpaid principal prior to any partial charge-off.  There were no impaired loans with a related allowance as of June 30, 2013 or December 31, 2012.

($ in thousands)	Impaired Loans by Class as of June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	13	13	—	13	—
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	4	4	—	10	—
Total	$17	$17	$—	$23	$—

Impaired Loans by Class as of December 31, 2012
($ in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with no related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	13	13	—	58	2
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$13	$13	$—	$58	$2

As of both June 30, 2013 and December 31, 2012, the impaired commercial and industrial loan without a valuation allowance did not have a related allowance because the loan is well-secured. Additionally, the impaired consumer loan as of June 30, 2013 was well-secured and fully paid off in July 2013.

Troubled debt restructurings (TDRs) are included in impaired loans above.  No loans were modified as TDRs during the three and six months ended June 30, 2013 or 2012.  Additionally, no loans were restructured as TDRs during the last 12 months.

Age Analysis of Loans

The following tables summarize, by class, our past due and nonaccrual loans as of the dates indicated.

	Age Analysis of Loans by Class as of June 30, 2013
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	13	13
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	—	—	4	4
Total	$—	$—	$—	$17	$17

	Age Analysis of Loans by Class as of December 31, 2012
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	13	13
Residential real estate	135	—	—	—	135
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	12	—	—	12
Total	$135	$12	$—	$13	$160

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

As of June 30, 2013, and based on the most recent analysis performed during the month of June 2013, the recorded investment in each risk category of loans by class of loan is as follows:

($ in thousands)	Credit Quality of Loans by Class as of June 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$16,537	$184	$2,287	$—	$19,008
CRE – non-owner occupied	16,420	846	—	—	17,266
Commercial and industrial	5,647	—	182	—	5,829
Residential real estate	18,008	—	803	—	18,811
Construction and land development	1,926	—	152	—	2,078
Government guaranteed	2,766	—	—	—	2,766
Consumer	60	—	4	—	64
Total	$61,364	$1,030	$3,428	$—	$65,822

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

NOTE 6 — LOANS HELD FOR SALE AND INTEREST RATE LOCK COMMITMENTS

In December 2012, the Bank began originating traditional residential mortgage loans. These loans are generally conventional, conforming loans for the purchase or refinance of one-to-four family properties. These loans are recorded as loans held for sale on the Company's consolidated balance sheets as they will be sold to purchasers on the secondary market which significantly reduces our credit risk. As of June 30, 2013, the Bank had $17.3 million in loans held for sale compared to $180,000 as of December 31, 2012, the increase due to the mortgage division becoming fully operational during the first quarter of 2013.

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

The fair value of these commitments is recorded on the consolidated balance sheets with the changes in fair value recorded in the consolidated statements of income as a component of gain on loans sold. These derivative contracts are designated as free standing derivative contracts and are not designated against specific assets and liabilities on the balance sheet or forecasted transactions and therefore do not qualify for hedge accounting treatment.

The table below identifies the balance sheet category and fair values of the Bank's derivative instruments not designated as hedging instruments at June 30, 2013. Management has concluded that no material derivative instruments existed as of December 31, 2012.

($ in thousands)	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2013
Interest rate lock commitments (mortgage)	$28,165	$255	Other assets

NOTE 7 — BANK-OWNED LIFE INSURANCE

Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.  Increases in the cash surrender value are recognized as other noninterest income. The Company originally invested $2.0 million during the first quarter of 2012 in policies covering the lives of certain key employees. During the first six months of 2013, the Company invested an additional $2.0 million in bank-owned life insurance, the majority of which was in policies on certain key employees of our new residential mortgage division.

NOTE 8 — DEPOSITS

Deposits are summarized as follows:

($ in thousands)	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,615	4%	$3,387	3%
Interest-bearing demand	11,160	9%	8,218	7%
Money market accounts	11,598	9%	10,511	8%
Savings accounts	38,977	31%	44,847	36%
Time deposits, less than $100,000	4,462	4%	4,559	3%
Time deposits, $100,000 or more	53,923	43%	53,210	43%
Total deposits	$124,735	100%	$124,732	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balances of related party deposits were approximately $3.3 million and $3.1 million at June 30, 2013 and December 31, 2012, respectively.

On June 7, 2013, the Bank completed its acquisition of customer deposits, excluding certificates of deposit, and a nominal amount of overdraft lines of credit balances, totaling approximately $6.0 million, associated with deposit accounts from the Lakewood branch of Liberty Savings Bank, FSB. The Bank paid a deposit premium of 5.85% based upon the average daily total deposits during the 30 calendar days immediately preceding the closing of the transaction. The deposit premium, as well as other transaction costs incurred, were capitalized as a core deposit intangible and are being amortized on a straight-line basis over a period of seven years. The $462,000 core deposit intangible is included in Other Assets on the Company's Consolidated Balance Sheets.

NOTE 9 — FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of June 30, 2013, the Bank had $7.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2014 and November 2017 and a weighted-average effective interest rate of 1.72%. As of December 31, 2012, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2013 and November 2017 and a weighted-average effective interest rate of 1.57%. Additionally, the Bank had $17.8 million in variable-rate, overnight borrowings at 0.18% as of June 30, 2013. The Bank is using overnight borrowings at the FHLB to fund residential mortgage loans which are held for sale. The Bank had no overnight borrowings from the FHLB as of December 31, 2012.

NOTE 10 — STOCK-BASED COMPENSATION

On September 20, 2012, the Board of Directors adopted the Company’s 2012 Long-Term Incentive Plan, (the “2012 Plan”).   Under the terms of the 2012 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to eligible persons, including officers and directors of the Company.  The 2012 Plan does not terminate or amend the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The 2012 Plan reserves 250,000 shares of common stock of the Company for issuance. At June 30, 2013, approximately 99,500 were available for future grants.

Under the terms of the Company’s 2007 Plan, employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options.  The Board reserved 510,734 shares of common stock for issuance under the 2007 Plan.  At June 30, 2013, approximately 19,000 were available for future grants.  The 2007 Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The 2007 Plan provides for accelerated vesting if there is a change of control, as defined in the 2007 Plan.

The Company recognized stock-based compensation costs of approximately $52,000 during the three months ended June 30, 2013, which represents approximately 16,200 of stock options earned and 6,250 of time-based restricted stock earned during the period. The Company recognized stock-based compensation costs of approximately $13,000 during the three months ended June 30, 2012. The Company recognized stock-based compensation costs of approximately $100,000 for the six months ended June 30, 2013 compared to $26,000 for the six months ended June 30, 2012. No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  As of June 30, 2013, there was approximately $212,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 2.2 years.

The following is a summary of the Company’s outstanding stock options and related activity for the six months ended June 30, 2013:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2012	523,500	$1.65	$6.72
Granted	126,000	1.28	5.44
Exercised	(2,375)	0.84	3.94
Forfeited	(2,625)	0.81	3.86
Expired	(4,479)	1.40	6.00
Outstanding at June 30, 2013	640,021	$1.59	$6.49

The following is a summary of the Company’s outstanding stock options and related activity for the six months ended June 30, 2012:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2011	400,312	$1.93	$7.62
Granted	93,250	0.63	3.38
Exercised	—	—	—
Forfeited	(4,948)	0.60	3.15
Expired	(6,042)	1.83	8.14
Outstanding at June 30, 2012	482,572	$1.69	$6.84

Restricted Stock

During 2012, the Company granted restricted stock to officers of the Company's residential mortgage division. The 50,000 shares granted as an inducement award cliff-vest on November 30, 2014 conditioned upon the officers continued employment with the Bank. The 50,000 shares have a grant-date fair value of $4.80 per share. The Company recognized $30,000 and $60,000 of stock-based compensation expense associated with these awards for the three and six months ended June 30, 2013, respectively. As of June 30, 2013, compensation cost of $170,000 related to unearned awards not yet recognized is expected to be recognized over a weighted-average period of 1.3 years. An additional 50,000 performance-based restricted shares were issued on November 30, 2012, however, they were not deemed granted as the conditions for the vesting have not yet been established. The number of performance-based restricted shares that will vest will be calculated in accordance with the performance goals annually set by the Compensation Committee of the Board of Directors and will be a maximum of 10,000 shares for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018. The fair value of the performance-based restricted shares will be determined annually on the date the performance goals are established. The entire 100,000 restricted stock awards are considered issued and outstanding as they have voting and dividend rights; however, they are unvested and therefore not included in the computation of earnings per share until the performance or time-based restrictions have been met.

NOTE 11 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Other general and administrative expenses:
Data processing	$187	$84	$304	$159
Other loan expenses	89	21	162	52
Marketing and promotions	63	29	100	48
Regulatory and reporting fees	36	41	69	73
FDIC assessment	30	50	65	96
Travel and entertainment	34	11	54	23
Telephone/communication	29	12	52	24
Directors’ fees	22	23	49	42
Printing, stationery and supplies	30	8	45	13
Training, education and conferences	13	2	38	5
Insurance	13	12	26	24
OREO expense	12	11	24	33
Dues and memberships	11	10	23	15
Postage and shipping	8	4	16	7
ATM and debit card fees	4	4	9	8
Core deposit intangible amortization	5	—	5	—
Franchise taxes	4	3	5	5
Operating losses / legal settlements	10	10	20	10
Miscellaneous other	2	3	5	9
Total	$602	$338	$1,071	$646

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

At June 30, 2013 and December 31, 2012, $49.0 million and $28.5 million, respectively, in unfunded commitments were outstanding whose contract amounts represent credit risk. Of the $49.0 million in total commitments outstanding at June 30, 2013, $11.3 million were at variable rates and $28.1 million were at fixed rates and $9.6 million have terms that are still being negotiated. Of the $28.5 million in total commitments outstanding at December 31, 2012, $7.7 million were at variable rates and $20.8 million were at fixed rates. Additionally, as of June 30, 2013 and December 31, 2012, the Company had approximately $17.3 million and $180,000, respectively, in commitments to sell residential mortgage loans to third-party investors.

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

For available-for-sale securities, fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of June 30, 2013 and December 31, 2012, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2013
Investment securities, available-for-sale:
Corporate	$—	$14,632	$—	$14,632
State and municipal	—	18,283	—	18,283
Residential agency MBS/CMOs	—	42,460	—	42,460
Loans held for sale	—	17,251	—	17,251
Interest rate lock commitments	—	255	—	255
Total	$—	$92,881	$—	$92,881
Assets at December 31, 2012
Investment securities, available-for-sale:
Corporate	$—	$14,450	$—	$14,450
State and municipal	—	22,117	—	22,117
Residential agency MBS/CMOs	—	48,143	—	48,143
Loans held for sale	—	180	—	180
Total	$—	$84,890	$—	$84,890

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2013
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989
Assets at December 31, 2012
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989

As of both June 30, 2013 and December 31, 2012, all impaired loans were carried at cost, as the fair value of the expected cash flows exceeded the book value; as such, it is not presented in the table above.

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect further decline in fair value since the time the appraisal analysis was completed, if warranted.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.  OREO had a carrying amount of $1.8 million at both June 30, 2013 and December 31, 2012, based on the current appraisals less reasonable costs to sell of approximately $253,000 for the Company’s two OREO properties.  This value included partial charge-offs of $40,000 which was recorded during 2011.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at June 30, 2013
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,065	$1,065	$—	$—	$1,065
Interest-bearing deposits with banks	257	—	274	—	274
Investment securities	75,375	—	75,375	—	75,375
Loans, net	64,812	—	—	64,724	64,724
Loans held for sale	17,251	—	17,251	—	17,251
FHLB and FRB stocks	2,386	—	—	NA	NA
Bank-owned life insurance	4,121	—	—	4,121	4,121
Accrued interest receivable	726	—	509	217	726
Interest rate lock commitments	255	—	255	—	255
Financial Liabilities:
Deposits, demand, savings and money market	$66,350	$—	$66,350	$—	$66,350
Time deposits	58,385	—	59,228	—	59,228
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	25,307	—	25,457	—	25,457
Accrued interest payable	70	—	70	—	70

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2012
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,738	$2,738	$—	$—	$2,738
Interest-bearing deposits with banks	257	—	273	—	273
Investment securities	84,710	—	84,710	—	84,710
Loans, net	58,744	—	—	58,785	58,785
Loans held for sale	180	—	180	—	180
FHLB and FRB stocks	1,189	—	—	NA	NA
Bank-owned life insurance	2,067	—	—	2,067	2,067
Accrued interest receivable	707	—	537	170	707
Financial Liabilities:
Deposits, demand, savings and money market	$66,963	$—	$66,963	$—	$66,963
Time deposits	57,769	—	58,671	—	58,671
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	8,500	—	8,722	—	8,722
Accrued interest payable	56	—	56	—	56

NOTE 14 — SEGMENT REPORTING

Reportable segments include community banking and residential mortgage banking services. These segments were determined based on the products and services provided and are consistent with the information that is used by the Bank's key decision makers to make operating decisions and to assess the Company's performance. Community banking involves making loans to and generating deposits primarily from individuals and businesses in the Bank's primary market - the six-county Denver metropolitan area. Residential mortgage banking involves the origination of residential loans and subsequent sale of those loans to investors. The residential mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. The residential mortgage division has five loan production offices in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango. This segment's most significant revenue item is noninterest income and its most significant expense item is noninterest expense. The Bank does not have other reportable operating segments. The accounting policies of the mortgage banking division are the same as those described in the summary of critical accounting policies.

The following table presents the financial information from the Bank's two operating segments for the three and six months ended June 30, 2013.

There were no results presented for the period ended December 31, 2012, as the residential mortgage division was established late in the fourth quarter of 2012 and results of operations for the division were not deemed to be material for that period.

($ in thousands)	Community Banking	Residential Mortgage Banking	Total
Three Months Ended June 30, 2013
Net interest income	$1,069	$55	$1,124
Provision for loan and lease losses	—	—	—
Total noninterest income	204	2,487	2,691
Total noninterest expense	1,289	2,087	3,376
Income before income taxes	$(16)	$455	$439

Six Months Ended June 30, 2013
Net interest income	$2,094	$80	$2,174
Provision for loan and lease losses	—	—	—
Total noninterest income	453	3,901	4,354
Total noninterest expense	2,449	3,459	5,908
Income before income taxes	$98	$522	$620

Segment Assets
June 30, 2013	$149,130	$21,102	$170,232

Average Loans
QTD	$66,288	$15,246	$81,534
YTD	$64,333	$13,236	$77,569

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

NOTE 16 — SUBSEQUENT EVENTS
On July 22, 2013, the Company announced that it has been approved by the Office of the Comptroller of the Currency to expand its franchise and open a full-service branch in Boulder, Colorado at 1881 9th Street. The Bank currently offers residential mortgage lending services at this Boulder location. The Bank is targeting to open the new branch during the fourth quarter of 2013.
On July 26, 2013, Douglas Crichfield retired from his positions as President, Chief Executive Officer and Board member of the Company and the Bank. Also, effective July 26, 2013, the Board appointed Ray L. Nash to serve as the Company's Interim Chief Executive Officer and President while the Company searches for a replacement. Mr. Nash will continue to serve as a member of the Board. In connection with his appointment as Interim Chief Executive Officer and President, Mr. Nash has discontinued his service as a member of the Company's audit committee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of June 30, 2013 and results of operations for the three and six months ended June 30, 2013 and 2012.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a Delaware corporation that was incorporated to organize and serve as the holding company for Solera National Bank, a national bank that opened for business on September 10, 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado primarily serving the Colorado Front Range.  Our main banking office is located at 319 S. Sheridan Blvd., Lakewood, Colorado 80226.  Our telephone number is (303) 209-8600.

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

In December 2012, the Company launched a residential mortgage division with five loan production offices in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango. With the addition of approximately 60 mortgage professionals, the Bank now offers residential mortgage loans, the vast majority of which are sold on the secondary market. In the aftermath of the recent economic recession and the changing regulatory environment, we concluded that a combination of disruption in the residential mortgage lending market, the stringent underwriting standards which followed, and the historically low interest rate environment, presented a significant opportunity to expand our residential mortgage lending capabilities.  As a result, we spent considerable effort exploring options, and in 2012, we identified a group of mortgage professionals seeking to align with a bank.  After an extended due diligence period, we determined that this group brought the skills and experience required to enter this line of business thereby increasing franchise value. As of December 31, 2012, the Bank had 63 full-time equivalent employees. That number reached 87 employees during the second quarter 2013 after the new residential mortgage division became fully operational.

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

Comparative Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net income for the quarter ended June 30, 2013 was $439,000, or $0.17 per share, compared to net income of $133,000, or $0.05 per share, for the second quarter of 2012.  The $306,000 increase was primarily the result of a $2.5 million increase in noninterest income due substantially to our new residential mortgage division which contributed $2.4 million in noninterest income from gains on the sales of loans. This $2.5 million increase in noninterest income was largely offset by a $2.3 million increase in noninterest expenses due also to our new residential mortgage division. Also contributing to the $306,000 improvement in net income was a $98,000 increase in net interest income after the provision for loan and lease losses, primarily due to increased interest income on loans due to a growing portfolio and an increase in loans held for sale generated from the mortgage division, in conjunction with reduced cost of funds.  These and other changes are described in more detail in the ensuing discussion.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

($ in thousands)	Three Months Ended June 30, 2013			Three Months Ended June 30, 2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees (1) (2)	$67,123	$868	5.19%	$56,309	$787	5.62%
Loans held for sale	14,411	121	3.38	—	—	—
Investment securities (3)	75,994	411	2.17	86,102	540	2.52
FHLB and FRB stocks	2,110	19	3.56	1,156	10	3.43
Federal funds sold	245	—	0.21	730	1	0.22
Interest-bearing deposits with banks	257	2	2.94	357	2	2.12
Total interest-earning assets	160,140	$1,421	3.56%	144,654	$1,340	3.72%
Noninterest-earning assets	8,417			6,067
Total assets	$168,557			$150,721
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$50,910	$58	0.45%	$56,875	$85	0.60%
Interest-bearing checking accounts	8,245	16	0.77	8,905	18	0.82
Time deposits	59,214	183	1.24	52,782	176	1.34
Other borrowings	139	—	0.57	579	2	0.97
FHLB advances	24,603	40	0.66	8,526	33	1.56
Total interest-bearing liabilities	143,111	$297	0.83%	127,667	$314	0.99%
Noninterest-bearing checking accounts	4,663			3,137
Noninterest-bearing liabilities	517			366
Stockholders' equity	20,266			19,551
Total liabilities and stockholders' equity	$168,557			$150,721
Net interest income		$1,124			$1,026
Net interest spread		2.73%			2.73%
Net interest margin		2.82%			2.85%

(1) The loan average balances and rates include nonaccrual loans.
(2) Net loan expenses of $11,000 and net loan fees of $2,000 for the three months ended June 30, 2013 and 2012, respectively, are included in the yield computation.
(3) Yields on investment securities have not been adjusted to a tax-equivalent basis since the Company does not own any tax-free securities.

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

($ in thousands)	Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$81	$(54)	$135
Loans held for sale	121	—	121
Investment securities	(129)	(70)	(59)
FHLB and FRB stocks	9	—	9
Federal funds sold	(1)	—	(1)
Interest-bearing deposits with banks	—	—	—
Total interest income	$81	$(124)	$205
Interest expense:
Money market and savings deposits	$(27)	$(19)	$(8)
Interest-bearing checking accounts	(2)	(1)	(1)
Time deposits	7	(12)	19
Securities sold under agreements to repurchase and federal funds purchased	(2)	—	(2)
FHLB advances	7	(116)	123
Total interest expense	$(17)	$(148)	$131
Net interest income	$98	$24	$74

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

For the three months ended June 30, 2013, the Company’s net interest income increased $98,000, or 10%, compared to the three months ended June 30, 2012 despite the 3 basis point decrease in net interest margin which declined from 2.85% to 2.82%.  Most notable was the $121,000 increase in interest income from loans held for sale due to the new residential mortgage division and the $81,000 increase in interest income on loans primarily due to the $10.8 million increase in average loan balance during the second quarter 2013 compared to the second quarter 2012. These increases were partially offset by an unfavorable decrease in interest income on investment securities, which decreased $129,000, partially due to a decrease in yield (down 35 basis points) and partially due to a decrease in average balances (down $10.1 million). The average yield on loans decreased 43 basis from the second quarter a year ago as the Bank continues to be impacted by low interest rates and significant competition for well-qualified borrowers that demand competitive rates.

Although we have experienced decreases in yields on our interest-earning assets, we have also been able to reduce rates on our interest-bearing liabilities which enabled us to maintain the same net interest spread of 2.73%. Net interest spread is the yield earned on interest-earning assets less the cost of interest-bearing liabilities. Overall, the cost of interest-bearing liabilities has decreased 16 basis points from the comparable period in the prior year.  Contributing most significantly to this decline was the $27,000 decrease in interest expense related to money market and savings deposits which is a result of management’s action in May of 2012 to implement a tiered rate structure on savings accounts and to reduce deposit rates across all balance tiers.  The volume of FHLB advances increased significantly during the second quarter of 2013 compared to the same quarter in the prior year. These increases supported the Company's increase in loans; the average balance in loans held for investment increased $10.8 million and the average balance in loans held for sale was $14.4 million. The increases in FHLB advances were from borrowings on an overnight basis at interest rates significantly less than the portfolio average. This resulted in a 90 basis point decrease in the overall cost of FHLB advances.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the second quarters of 2013 and 2012, we did not recognize any provision for loan and lease losses reflecting improved asset quality.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the quarter ended June 30, 2013 was $2.7 million, an increase of $2.5 million from $230,000 for the second quarter 2012.  The most notable increase in noninterest income for the quarter was due to the gain on loans sold, which increased $2.5 million from $25,000 for the three months ended June 30, 2012 due to gains earned on residential mortgage loans sold to secondary market purchasers. The Company sold securities for gains of $145,000 during the second quarter 2013 compared to $166,000 during the second quarter 2012.

The following table summarizes the Bank's residential mortgage loan activity during the second quarter of 2013. It should be noted the Bank's mortgage division was formed during the fourth quarter of 2012 so no material activity occurred before the first quarter of 2013.

($ in thousands)	For the Quarter Ended
June 30, 2013
Gain on Loans Sold	$2,487
Residential Mortgage Loans Originated	$86,091
Residential Mortgage Loans Sold	$88,125
Purpose of Loan: (1)
Purchase	64%
Refinance	36%
(1) indicates the percentage of loans originated during the period

Although we anticipate a slowdown in refinance activity due to the recent rise in longer-term interest rates, continued improvement in the housing market should lead to increased purchase volume and help offset some of the decline in refinance activity.

Noninterest Expense

Our total noninterest expense for the quarter ended June 30, 2013 was $3.4 million, which was $2.3 million, or 201%, higher than the $1.1 million for the quarter ended June 30, 2012. The reasons for this increase are discussed in more detail below.

Employee Compensation and Benefit Expense
Employee compensation and benefit expense increased $1.8 million from second quarter 2012 due to an additional 62 employees, (from an average of 25 full-time equivalent employees during the second quarter of 2012 to an average of 87 for the second quarter of 2013).

Occupancy
Occupancy expense increased $144,000 due to the addition of five locations associated with the residential mortgage division.

Professional Fees
Professional fees increased $25,000, or 32%, partially due to outsourced Bank Secrecy Act consulting services and partially due to increased information technology consulting costs.

Other General and Administrative Expenses:

($ in thousands)	Three Months Ended June 30,		Increase/
Other general and administrative expenses:	2013	2012	(Decrease)
Data processing	$187	$84	$103
Other loan expenses	89	21	68
Marketing and promotions	63	29	34
Regulatory and reporting fees	36	41	(5)
FDIC assessment	30	50	(20)
Travel and entertainment	34	11	23
Telephone/communication	29	12	17
Directors’ fees	22	23	(1)
Printing, stationery and supplies	30	8	22
Training, education and conferences	13	2	11
Insurance	13	12	1
OREO expense	12	11	1
Dues and memberships	11	10	1
Postage and shipping	8	4	4
ATM and debit card fees	4	4	—
Core deposit intangible amortization	5	—	5
Franchise taxes	4	3	1
Operating losses / legal settlements	10	10	—
Miscellaneous other	2	3	(1)
Total	$602	$338	$264

The most significant changes in other general and administrative expenses included increases of:

A)
$103,000 in data processing due to the licensing and operating costs of the software applications used for the residential mortgage division as well as a nonrecurring charge of $50,000 incurred to integrate the deposits acquired from a branch of Liberty Savings Bank, FSB;

B)	$68,000 in other loan expense related to costs incurred to underwrite residential mortgage loans;

C)	$34,000 in marketing and promotion expenses partially due to increased business development efforts and partially due to increases for our residential mortgage division;

D)	$23,000 in travel and entertainment correlated to an increase in loan demand for both the community bank division and the residential mortgage division;

E)	$22,000 in printing, stationery and supplies and $17,000 in telephone and communication expense both related to our five new residential mortgage locations;

F)	$11,000 in training, education and conferences primarily associated with increased costs for personnel training which correlates with our increase in employees.

These increases were partially offset by a decrease of $20,000 in FDIC fees due to lower assessment rates. All other general and administrative costs remained relatively stable.

Income Taxes

No federal or state tax expense was recorded for the three months ended June 30, 2013 and 2012, based upon net operating loss carry-forwards that can be used to offset approximately $3.3 million and $3.4 million, respectively, of taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2013 and December 31, 2012 was $0.

Comparative Results of Operations for the Six Months Ended June 30, 2013 and 2012

The following discussion focuses on the Company’s financial condition and results of operations for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net income for the six months ended June 30, 2013 was $620,000, or $0.24 per share, compared to net income of $94,000, or $0.04 per share, for the six months ended June 30, 2012.  The $526,000 increase was primarily the result of a $4.0 million increase in noninterest income due substantially to our new residential mortgage division which contributed $3.9 million in noninterest income from gains on the sales of loans. This $4.0 million increase in noninterest income was largely offset by a $3.6 million increase in noninterest expenses due also primarily to our new residential mortgage division. These and other changes are described in more detail in the ensuing discussion.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

($ in thousands)	Six Months Ended June 30, 2013			Six Months Ended June 30, 2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees (1) (2)	$64,754	$1,658	5.16%	$55,425	$1,575	5.71%
Loans held for sale	12,815	215	3.38	—	—	—
Investment securities (3)	77,751	857	2.22	84,609	1,043	2.48
FHLB and FRB stocks	1,840	34	3.68	1,148	18	3.15
Federal funds sold	245	—	0.23	677	1	0.22
Interest-bearing deposits with banks	257	3	2.94	385	4	2.04
Total interest-earning assets	157,662	$2,767	3.54%	142,244	$2,641	3.73%
Noninterest-earning assets	7,856			5,421
Total assets	$165,518			$147,665
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$53,107	$121	0.46%	$57,768	$195	0.68%
Interest-bearing checking accounts	7,980	30	0.76	8,937	37	0.84
Time deposits	58,376	363	1.25	49,989	347	1.39
Other borrowings	135	—	0.54	558	3	1.07
FHLB advances	21,117	79	0.76	7,513	64	1.71
Total interest-bearing liabilities	140,715	$593	0.85%	124,765	$646	1.04%
Noninterest-bearing checking accounts	4,339			3,178
Noninterest-bearing liabilities	510			409
Stockholders' equity	19,954			19,313
Total liabilities and stockholders' equity	$165,518			$147,665
Net interest income		$2,174			$1,995
Net interest spread		2.69%			2.69%
Net interest margin		2.78%			2.82%

(1) The loan average balances and rates include nonaccrual loans.
(2) Net loan expenses of $31,000 and net loan fees of $7,000 for the six months ended June 30, 2013 and 2012, respectively, are included in the yield computation.
(3) Yields on investment securities have not been adjusted to a tax-equivalent basis since the Company does not own any tax-free securities.

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

Table 2

($ in thousands)	Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$83	$(111)	$194
Loans held for sale	215	—	215
Investment securities	(186)	(104)	(82)
FHLB and FRB stocks	16	4	12
Federal funds sold	(1)	—	(1)
Interest-bearing deposits with banks	(1)	(1)	—
Total interest income	$126	$(212)	$338
Interest expense:
Money market and savings deposits	$(74)	$(60)	$(14)
Interest-bearing checking accounts	(7)	(3)	(4)
Time deposits	16	(25)	41
Other borrowings	(3)	(1)	(2)
FHLB advances	15	(7)	22
Total interest expense	$(53)	$(96)	$43
Net interest income	$179	$(116)	$295

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

For the six months ended June 30, 2013, the Company’s net interest income increased $179,000, or 9%, compared to the six months ended June 30, 2012 despite the 4 basis point decrease in net interest margin which declined from 2.82% to 2.78%. Most notable was the $215,000 increase in interest income from loans held for sale due to the new residential mortgage division and the $83,000 increase in interest income on loans primarily due to the $9.3 million increase in average loan balance for the six months ended June 30, 2013 compared to the same period in the prior year. These increases were partially offset by an unfavorable decrease in interest income on investment securities, which decreased $186,000, primarily due to a decrease in yield (down 26 basis points) but also partially due to a decrease in average balances (down $6.9 million). The decline in the yield on investment securities from the prior year is primarily attributable to principal payments received on mortgage-backed securities which were reinvested in lower yielding securities. The average yield on loans decreased 55 basis points from a year ago as the Bank continues to be impacted by low interest rates and significant competition for well-qualified borrowers that demand competitive rates.

Although we have experienced decreases in yields on our interest-earning assets, we have also been able to reduce rates on our interest-bearing liabilities which enabled us to maintain the same net interest spread of 2.69% for the six months ended June 30, 2013 and 2012. Overall, the cost of interest-bearing liabilities decreased 19 basis points from the prior year.  Contributing most significantly to this decline was the $74,000 decrease in interest expense related to money market and savings deposits which is a result of management’s action in May of 2012 to implement a tiered rate structure on savings accounts and to reduce deposit rates across all balance tiers.  The volume of FHLB advances increased significantly during 2013 in order to support the

Company's increase in loans; the average balance in loans held for investment increased $9.3 million and the average balance in loans held for sale increased $12.8 million. The increases in FHLB advances were from borrowings on an overnight basis at interest rates significantly less than the portfolio average. This resulted in a 95 basis point decrease in the overall cost of FHLB advances. Additionally, the Bank had an increase in time deposits, which, on average, increased $8.4 million to further support the increase in loans.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the first six months of 2013 and 2012, we did not recognize any provision for loan and lease losses reflecting improved asset quality.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the six months ended June 30, 2013 was $4.4 million, an increase of $4.0 million from $368,000 for the six months ended June 30, 2012.  The most notable increase in noninterest income was due to the gain on loans sold, which increased $4.0 million from $25,000 for the first half of 2012. Most of this related to gains earned on residential mortgage loans sold to secondary market purchasers. Additionally, $111,000 of the gain pertains to the sale of the guaranteed portion of SBA 7(a) loans. The Company sold securities for gains of $245,000 during the first six months of 2013 compared to $280,000 during the first six months of 2012.

The following table summarizes the Bank's residential mortgage loan activity during the first six months of 2013. It should be noted the Bank's mortgage division was formed during the fourth quarter of 2012 so no material activity existed before the first quarter of 2013.

($ in thousands)	Six Months Ended June 30, 2013
Gain on Loans Sold	$3,901
Residential Mortgage Loans Originated	$138,049
Residential Mortgage Loans Sold	$121,221
Purpose of Loan: (1)
Purchase	63%
Refinance	37%
(1) indicates the percentage of loans originated during the period

Noninterest Expense

Our total noninterest expense for the six months ended June 30, 2013 was $5.9 million, which was $3.6 million, or 160%, higher than the $2.3 million for the six months ended June 30, 2012. The reasons for this increase are discussed in more detail below.

Employee Compensation and Benefit Expense
Employee compensation and benefit expense increased $2.9 million due to an additional 57 employees, (from an average of 25 full-time equivalent employees during 2012 to an average of 82 for 2013).

Occupancy
Occupancy expense increased $273,000 due to the addition of five locations associated with the residential mortgage division.

Professional Fees
Professional fees increased $15,000, or 7%, due to higher information technology consulting and other consulting expenses, partially offset by lower legal fees.

Other General and Administrative Expenses:

($ in thousands)	Six Months Ended June 30,		Increase/
Other general and administrative expenses:	2013	2012	(Decrease)
Data processing	$304	$159	$145
Other loan expenses	162	52	110
Marketing and promotions	100	48	52
Regulatory and reporting fees	69	73	(4)
FDIC assessment	65	96	(31)
Travel and entertainment	54	23	31
Telephone/communication	52	24	28
Directors’ fees	49	42	7
Printing, stationery and supplies	45	13	32
Training, education and conferences	38	5	33
Insurance	26	24	2
OREO expense	24	33	(9)
Dues and memberships	23	15	8
Postage and shipping	16	7	9
ATM and debit card fees	9	8	1
Core deposit intangible amortization	5	—	5
Franchise taxes	5	5	—
Operating losses / legal settlements	20	10	10
Miscellaneous other	5	9	(4)
Total	$1,071	$646	$425

The most significant changes in other general and administrative expenses included increases of:

A)
$145,000 in data processing due to the licensing and operating costs of the software applications used for the residential mortgage division and as well as a nonrecurring charge of $50,000 incurred to integrate the deposits acquired from a branch of Liberty Savings Bank, FSB which occurred during the second quarter of 2013;

B)	$110,000 in other loan expense related to costs incurred to underwrite residential mortgage loans;

C)	$52,000 in marketing and promotion expenses partially due to increased business development efforts and partially due to increases for our residential mortgage division;

D)	$31,000 in travel and entertainment correlated to an increase in loan demand for both the community bank division and the residential mortgage division;

E)	$32,000 in printing, stationery and supplies and $28,000 in telephone and communication expense both related to our five new residential mortgage locations;

F)
$33,000 in training, education and conferences primarily associated with increased costs for personnel training which correlates with our increase in employees and the integration of the mortgage division employees.

These increases were partially offset by a decrease of $31,000 in FDIC fees due to lower assessment rates. All other general and administrative costs remained relatively stable.

Income Taxes

No federal or state tax expense was recorded for the six months ended June 30, 2013 and 2012, based upon net operating loss carry-forwards that can be used to offset approximately $3.3 million and $3.4 million, respectively, of taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2013 and December 31, 2012 was $0.

Financial Condition

At June 30, 2013, the Company had total assets of $170.2 million, a $16.3 million, or 11% increase from $153.9 million in total assets at December 31, 2012 primarily due to: increases in gross loans, up 10%, a $17.1 million increase in loans held for sale, and a $2.0 million additional investment in bank-owned life insurance, partially offset by an 11% decline in investment securities, which were reduced to help fund the growth in loans.

As of June 30, 2013, stockholders’ equity was $18.7 million, a $1.2 million decrease versus $19.9 million at December 31, 2012.  The decrease was primarily due to the $1.9 million decrease in other comprehensive income related to changes in the fair value of available-for-sale securities and the $100,000 of stock-based compensation expense related to the Company’s stock incentive plan partially offset by the $620,000 of net income for the six months ended June 30, 2013.

Key Ratios

Ratio	June 30, 2013	December 31, 2012
Return on Average Assets	0.73%	0.19%
Return on Average Equity	6.21%	1.43%
Average Equity to Average Assets	12.06%	12.95%

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At June 30, 2013, the Bank had a total of $2.4 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $546,300 in Federal Reserve Bank stock and $1.8 million in FHLB stock.  These investments allow the Bank to conduct business with these entities.  As of June 30, 2013, the Federal Reserve Bank stock was yielding an average annual rate of 6.0% and the FHLB stock was yielding an average annual rate of 2.7%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy approved by our Board of Directors.

At June 30, 2013, the Bank’s investment portfolio consisted of available-for-sale securities of $75.4 million. The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at June 30, 2013 and December 31, 2012. The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations with or without prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $8.3 million from the maturity / prepayment of securities during the six months ended June 30, 2013 (see our Consolidated Statements of Cash Flows ) versus $1.0 million contractually maturing within one year as of December 31, 2012, as set forth in the table below.

($ in thousands)	June 30, 2013
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
Corporate	$505	5.82%	$4,722	2.49%	$9,405	2.54%	$—	—%
State and municipal	—	—	1,889	5.06	13,460	3.23	2,934	3.38
Residential agency MBS/CMOs	—	—	—	—	13	4.03	42,447	1.73
Total	$505	5.82%	$6,611	3.22%	$22,878	2.94%	$45,381	1.84%

($ in thousands)	December 31, 2012
	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
Corporate	$1,023	5.63%	$4,532	2.69%	$8,895	3.08%	$—	—%
State and municipal	—	—	1,923	5.06	13,636	3.30	6,558	3.20
Residential agency MBS/CMOs	—	—	—	—	711	2.67	47,432	1.79
Total	$1,023	5.63%	$6,455	3.40%	$23,242	3.19%	$53,990	1.96%

Loan Portfolio

The following table presents the composition of our loan portfolio (excluding residential mortgage loans held for sale) by category as of the dates indicated:

($ in thousands)	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Commercial real estate	$41,688	63%	$38,230	68%
Commercial and industrial	9,759	15	9,383	11
Residential real estate	11,853	18	10,608	19
Construction and land development	871	1	791	2
Consumer	1,651	3	620	—
GROSS LOANS	65,822	100%	59,632	100%
Deferred loan expenses / (fees)	78		175
Allowance for loan and lease losses	(1,088)		(1,063)
LOANS, NET	$64,812		$58,744

As of June 30, 2013, gross loans were $65.8 million, an increase of $6.2 million, or 10%, from $59.6 million at December 31, 2012. Net loans were 38% of total assets at both June 30, 2013 and December 31, 2012. The following table compares the Bank's loan activity during the first six months of 2013 with the activity from the first six months of 2012. The strong loan demand during the first half of 2013 is indicative of the improving economy and enhanced business development efforts.

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Beginning Balance - Gross Loans	$59,632	$55,645
New originations	14,973	7,439
Total principal payments	(8,783)	(4,547)
Ending Balance - Gross Loans	$65,822	$58,537

Principal balance of loans purchased	$225	$2,300
Principal balance of SBA 7(a) loans sold	$1,510	$499
Gain on SBA 7(a) loans sold	$111	$25

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

The following tables set forth information at June 30, 2013 and December 31, 2012, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

($ in thousands)	June 30, 2013
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$3,606	$8,354	$29,579	$149	$41,688
Commercial and industrial	2,821	2,862	3,339	737	9,759
Residential real estate	1,208	462	1,159	9,024	11,853
Construction and land development	773	—	98	—	871
Consumer	25	484	12	1,130	1,651
Gross Loans Receivable	$8,433	$12,162	$34,187	$11,040	$65,822

($ in thousands)	December 31, 2012
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$2,383	$8,618	$27,079	$150	$38,230
Commercial and industrial	1,529	3,999	3,362	493	9,383
Residential real estate	900	470	1,173	8,065	10,608
Construction and land development	628	163	—	—	791
Consumer	10	499	3	108	620
Gross Loans Receivable	$5,450	$13,749	$31,617	$8,816	$59,632

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	June 30, 2013	December 31, 2012
Nonaccrual loans and leases	$17	$13
Other impaired loans	—	—
Total nonperforming loans	17	13
Other real estate owned	1,776	1,776
Total nonperforming assets	$1,793	$1,789
Nonperforming loans	$17	$13
Allocated allowance for loan and lease losses to nonperforming loans	—	—
Net investment in nonperforming loans	$17	$13
Accruing loans past due 90 days or more	$—	$—
Loans past due 30-89 days	$—	$147
Loans charged-off, year-to-date	$7	$88
Recoveries, year-to-date	(32)	(84)
Net charge-offs, year-to-date	$(25)	$4
Allowance for loan and lease losses	$1,088	$1,063

Allowance for loan and lease losses to gross loans	1.65%	1.78%
Allowance for loan and lease losses to nonaccrual loans	NM(1)	NM(1)
Allowance for loan and lease losses to nonperforming loans	NM(1)	NM(1)
Nonaccrual loans to loans, net of deferred fees/expenses	0.03%	0.02%
Loans 30-89 days past due to loans, net of deferred fees/expenses	—%	0.25%
Nonperforming assets to total assets	1.05%	1.16%

(1)	Not meaningful due to the insignificant amount of nonperforming loans at June 30, 2013 and December 31, 2012.

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2013, the Bank had substandard loans totaling $3.4 million, and $0 loans classified as doubtful or loss. Of the $3.4 million in substandard loans, $17,000 was 30 days or more past due. As of December 31, 2012, the Bank had $4.6 million classified as substandard and $0 loans classified as doubtful or loss.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.1 million, or 1.65% of outstanding principal as of June 30, 2013.  We did not recognize any provision expense during the first or second quarters of 2013 or 2012, reflecting continually improving asset quality.

The following table sets forth the allowance for loan and lease losses activity for the three and six months ended June 30, 2013 and 2012:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,074	$1,077	$1,063	$1,067
Provision charged to expense	—	—	—	—
Loans charged-off:
Commercial real estate	—	—	—	—
Commercial and industrial	—	(85)	—	(85)
Residential real estate	—	—	—	—
Construction and land development	(7)	—	(7)	—
Consumer	—	—	—	(3)
Total loans charged-off	(7)	(85)	(7)	(88)
Recoveries on loans previously charged-off:
Commercial real estate	—	—	—	—
Commercial and industrial	2	—	4	—
Residential real estate	19	17	28	30
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Total recoveries	21	17	32	30
Balance at end of period	$1,088	$1,009	$1,088	$1,009
Annualized net charge-offs (recoveries) to average gross loans	(0.08)%	0.15%	(0.08)%	0.16%

Credit and loan decisions are made by management and the Board of Directors’ Credit Committee in conformity with loan policies established by the Board of Directors.  The Bank’s practice is to charge-off any loan or portion of a loan when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, the depreciation of the underlying collateral, the loan’s classification as a loss, or other reasons.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $49.0 million and $28.5 million as of June 30, 2013 and December 31, 2012, respectively, including $28.2 million and $16.7 million, respectively, in interest rate lock commitments for residential mortgage loans that had been committed but not yet funded. At the time the Bank enters into the interest rate lock commitment with the customer, the Bank simultaneously enters into a forward sales commitment with the secondary market investor locking the price on the subsequent sale of the loan thereby mitigating the Bank's exposure to interest rate risk. These interest rate lock commitments, when closed and funded, become loans held for sale on the Bank's balance sheet. These loans are held on the Bank's balance sheet for generally less than 30 days until sold to the investor at the previously-agreed price.

The remaining commitment balances represent commitments to lend to a customer as long as there is no violation of any condition established in the commitment contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Commitments also include revolving lines of credit arrangements and unused commitments for commercial and real estate secured loans.  Since many of the commitments are expected to expire without being drawn upon, the commitments do not necessarily represent future cash requirements.

The Company faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Borrowings

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of June 30, 2013, the Bank had $7.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2014 and November 2017 and a weighted-average effective interest rate of 1.72%. As of December 31, 2012, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2013 and November 2017 and a weighted-average effective interest rate of 1.57%. Additionally, the Bank had $17.8 million in variable-rate, overnight borrowings at 0.18% as of June 30, 2013. The Bank is using overnight borrowings at FHLB to fund residential mortgage loans which are held for sale. The Bank had no overnight borrowings from the FHLB as of December 31, 2012.

Capital Resources and Capital Adequacy Requirements

The risk-based capital regulations established and administered by the federal banking regulatory agencies are applicable to Solera National Bank.  Risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets.  Under the regulations, assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.  Under the prompt corrective action regulations, to be adequately capitalized a bank must maintain minimum ratios of total capital to risk-weighted assets of 8.0%, Tier 1 capital to risk-weighted assets of 4.0%, and Tier 1 capital to total average assets of 4.0%.  Failure to meet these capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on Solera National Bank’s financial statements.

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

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at June 30, 2013:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1
Actual regulatory capital	$17,126	$18,214	$17,126
Well-capitalized requirement	6,507	10,844	8,417
Excess regulatory capital	$10,619	$7,370	$8,709
Capital ratios
Minimum capital requirement	4.0%	8.0%	4.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

On July 9, 2013, bank regulators approved the final rule to implement the Basel III regulatory capital reforms. The final rule becomes effective for the Bank beginning on January 1, 2015, as we are considered a non-advanced approaches bank. The final rule minimizes the impact on smaller, less complex financial institutions, although it does increase both the quantity and quality of capital required to be held in order to met the minimum capital requirements. Based on management's initial review, we expect to exceed all capital requirements under the new rule. Some key highlights of the final rule as they pertain to the Bank include:

•	A one-time irrevocable option to permanently exclude accumulated other comprehensive income from inclusion in regulatory capital.

•	The residential mortgage risk-weighting approach in the notice of proposed rulemaking was removed in the final rule. Institutions will continue to use the existing risk-weighting approach.

Liquidity

The primary source of liquidity for the Company would be dividends paid by the Bank.  The board of directors intends to retain earnings to promote growth, build capital and recover any losses incurred in prior periods.  Accordingly, we do not expect to receive dividends from the Bank, or to pay dividends to our stockholders, in the foreseeable future.  In addition, banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends.
The Bank’s liquidity is monitored by its staff, the Asset Liability Committee and the Board of Directors, who review historical funding requirements, the current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

The Bank’s primary sources of funds are retail and commercial deposits, loan and securities repayments, other short-term borrowings, and other funds provided by operations.  While scheduled loan repayments and maturing investments are relatively predictable, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions, and competition.  The Bank will maintain investments in liquid assets based upon management’s assessment of (1) the need for funds, (2) expected deposit flows, (3) yields available on short-term liquid assets, and (4) objectives of the asset/liability management program.

During the second quarter 2013, the Bank assumed approximately $6 million of customer deposits, excluding certificates of deposit, from another bank's nearby branch. This increase in deposits enhanced the Bank's liquidity.

Additionally, the Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Bank to service its depositors’ needs.  As of June 30, 2013 and December 31, 2012, the Bank had $4.3 million and $6.2 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity.  The Bank does not intend to aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available.  Additionally, management does not anticipate the need to access capital markets to obtain additional liquidity in the near term, nor will the Bank seek to attract volatile, non-local deposits with above market interest rates.  As of June 30, 2013 and December 31, 2012, the Bank's loan to deposit ratio was 53% and 48%, respectively.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $68.1 million of available funding as of June 30, 2013, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.1 million with three correspondent banks.  These lines either expire during 2013, or can be terminated at any time; however, it is not anticipated that these lines will be terminated and the Bank expects to be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis. As of June 30, 2013, the Company had no outstanding borrowings on these lines.

The Company had cash and cash equivalents of $1.1 million, or 0.6% of total assets, at June 30, 2013.  Additionally, the Company had $75.4 million in available-for-sale investment securities, or 44.3% of total assets, at June 30, 2013.   Management believes the Bank will have adequate liquidity to meet anticipated future funding needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, management evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, both the Company’s Principal Executive Officer and Principal Accounting and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported to management within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Dated:	August 13, 2013	/s/ Ray L. Nash
Ray L. Nash Interim President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 13, 2013	/s/ Robert J. Fenton
Robert J. Fenton Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Certificate of Amendment to the Certificate of Incorporation of Solera National Bancorp, Inc. dated June 3, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 6, 2013).

3.2 (ii)	Amended and Restated Bylaws dated July 15, 2013 (incorporated by reference to Exhibit 3.2(ii) to the Company's Form 8-K filed on July 31, 2013).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

31.2*	Certification of the Principal Accounting and Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.

32.1*	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase document

(*)	Filed herewith.

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