Form 10-Q
period 2013-09-30
Solera National Bancorp, Inc.
filed 2013-11-08
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of October 30, 2013, 2,678,390 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	the Company has a limited operating history upon which to base an estimate of its future financial performance;

•	we may be unable to limit credit risk associated with our loan portfolio, which would affect the Company's profitability;

•	general economic conditions may be less favorable than expected, causing an adverse impact on our financial performance;

•	we operate in an industry that is subject to extensive regulatory oversight, which could restrain our growth and profitability;

•	our residential mortgage lending division may expose us to increased operating and compliance risks;

•	interest rate volatility could significantly harm our business;

•	the Company may not be able to raise additional capital on terms favorable to it; and

•	the effects of competition from a variety of competitors.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Solera National Bancorp, Inc.
Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012
(unaudited)

($ in thousands, except share data)	September 30, 2013	December 31, 2012
ASSETS
Cash and cash equivalents	$1,822	$2,738
Interest-bearing deposits with banks	257	257
Investment securities, available-for-sale	77,648	84,710
Gross loans	72,595	59,632
Net deferred expenses/(fees)	47	175
Allowance for loan and lease losses	(1,101)	(1,063)
NET LOANS	71,541	58,744
Loans held for sale	9,672	180
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stocks	2,350	1,189
Bank-owned life insurance	4,277	2,067
Other real estate owned (OREO)	1,776	1,776
Premises and equipment, net	937	998
Accrued interest receivable	724	707
Other assets	1,293	531
TOTAL ASSETS	$172,297	$153,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$4,742	$3,387
Interest-bearing demand	9,562	8,218
Savings and money market	52,429	55,358
Time deposits	60,639	57,769
TOTAL DEPOSITS	127,372	124,732
Accrued interest payable	78	56
Accounts payable and other liabilities	1,143	668
FHLB advances	25,447	8,500
TOTAL LIABILITIES	$154,040	$133,956
COMMITMENTS AND CONTINGENCIES (see Notes 12 and 15)
Stockholders' equity
Common stock (1)	$26	$26
Additional paid-in capital	26,493	26,206
Accumulated deficit	(7,377)	(7,359)
Accumulated other comprehensive (loss) income	(885)	1,068
TOTAL STOCKHOLDERS' EQUITY	$18,257	$19,941
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$172,297	$153,897

(1) $0.01 par value; 10,000,000 shares authorized; 2,678,390 shares issued and outstanding at September 30, 2013, which includes 85,000 shares of unvested restricted stock; 5,000,000 shares authorized; 2,653,671 shares issued and outstanding at December 31, 2012, which includes 100,000 shares of unvested restricted stock.

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income for the
Three and Nine Months Ended September 30, 2013 and 2012
(unaudited)

($ in thousands, except share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME:
Interest and fees on loans	$949	$862	$2,607	$2,437
Interest on loans held for sale	112	—	327	—
Interest on investment securities	432	505	1,289	1,548
Dividends on FHLB and FRB stocks	17	11	51	29
Other interest income	3	3	6	8
TOTAL INTEREST INCOME	1,513	1,381	4,280	4,022
INTEREST EXPENSE:
Deposits	271	285	785	864
FHLB advances	40	34	119	98
Other	—	1	—	4
TOTAL INTEREST EXPENSE	311	320	904	966
NET INTEREST INCOME BEFORE PROVISION	1,202	1,061	3,376	3,056
Provision for loan and lease losses	—	—	—	—
NET INTEREST INCOME AFTER PROVISION	1,202	1,061	3,376	3,056
NONINTEREST INCOME:
Service charges and fees	31	20	73	54
Other income	39	20	94	49
Gain on loans sold	1,564	—	5,576	25
Gain on sale of available-for-sale securities, net	49	289	294	569
TOTAL NONINTEREST INCOME	1,683	329	6,037	697
NONINTEREST EXPENSE:
Employee compensation and benefits	2,429	635	6,509	1,789
Occupancy	257	120	777	367
Professional fees	157	123	394	345
Other general and administrative	680	438	1,751	1,084
TOTAL NONINTEREST EXPENSE	3,523	1,316	9,431	3,585
INCOME BEFORE INCOME TAXES	(638)	74	(18)	168
Provision for income taxes	—	—	—	—
NET (LOSS) INCOME	$(638)	$74	$(18)	$168
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net change in unrealized gains (losses) on securities	33	533	(1,659)	1,292
Less: net gains included in net income	(49)	(289)	(294)	(569)
OTHER COMPREHENSIVE (LOSS) INCOME	$(16)	$244	$(1,953)	$723
COMPREHENSIVE (LOSS) INCOME	$(654)	$318	$(1,971)	$891
PER SHARE DATA
(Loss) earnings per share - basic	$(0.25)	$0.03	$(0.01)	$0.07
Weighted-average common shares outstanding - basic	2,568,708	2,553,671	2,566,460	2,553,671
(Loss) earnings per share - diluted	$(0.25)	$0.03	$(0.01)	$0.07
Weighted-average common shares outstanding - diluted	2,568,708	2,565,105	2,566,460	2,559,020
See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity for the
Nine Months Ended September 30, 2013 and 2012
(unaudited)

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	2,553,671	$26	$26,146	$(7,640)	$507	$19,039
Stock-based compensation	—	—	38	—	—	38
Net income	—	—	—	168	—	168
Other comprehensive income	—	—	—	—	723	723
Balance at September 30, 2012	2,553,671	$26	$26,184	$(7,472)	$1,230	$19,968
Balance at December 31, 2012	2,653,671	$26	$26,206	$(7,359)	$1,068	$19,941
Options exercised	14,719	—	50	—	—	50
Stock compensation awards	10,000	—	—	—	—	—
Stock-based compensation	—	—	237	—	—	237
Net loss	—	—	—	(18)	—	(18)
Other comprehensive loss	—	—	—	—	(1,953)	(1,953)
Balance at September 30, 2013	2,678,390	$26	$26,493	$(7,377)	$(885)	$18,257

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2013 and 2012 (unaudited)

	For the Nine Months Ended September 30,
($ in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(18)	$168
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	214	88
Net amortization / (accretion) of deferred loan fees/expenses	37	(3)
Net amortization of premiums on investment securities	1,073	1,122
Recognition of stock-based compensation on stock options/restricted stock awards	237	38
Loans originated for sale	(198,663)	—
Proceeds from the sale of loans held for sale	194,635	—
Gain on sale of loans held for sale	(5,464)	—
Gain on sale of available-for-sale securities, net	(294)	(569)
Gain on sale of SBA loans	(112)	25
Proceeds from the sale of SBA loans	1,531	—
Federal Home Loan Bank stock dividend	(26)	(6)
Increase in bank-owned life insurance cash surrender value	(210)	(47)
Changes in operating assets and liabilities:
Accrued interest receivable	(17)	(123)
Other assets	(348)	3
Accrued interest payable	22	18
Accounts payable and other liabilities	475	(50)
Deferred loan fees/expenses, net	91	(289)
Net cash (used in) / provided by operating activities	$(6,837)	$375
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities, available-for-sale	$(23,296)	$(44,095)
Proceeds from sales of investment securities, available-for-sale	15,173	31,828
Proceeds from maturity/call/paydown of investment securities, available-for-sale	12,453	10,711
Maturity of interest-bearing deposits with banks, net	—	1,000
Purchases of FHLB / FRB bank stocks, net	(1,135)	(35)
Purchases of bank-owned life insurance	(2,000)	(2,000)
Loan (originations)/principal collections, net	(14,344)	(6,078)
Purchases of premises and equipment	(99)	(21)
Net cash used in investing activities	$(13,248)	$(8,690)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	$2,640	$6,487
Cash paid for acquisition of core deposits	(468)	—
Net increase in FHLB advances	16,947	2,000
Principal payments on capital lease	—	(28)
Proceeds from stock options exercised	50	—
Net cash provided by financing activities	$19,169	$8,459
Net (decrease) / increase in cash and cash equivalents	$(916)	$144
CASH AND CASH EQUIVALENTS
Beginning of period	$2,738	$1,800
End of period	$1,822	$1,944
(continued)

Solera National Bancorp, Inc.

Consolidated Statements of Cash Flows for the
Nine Months Ended September 30, 2013 and 2012, (continued)
(unaudited)

	For the Nine Months Ended September 30,
($ in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$882	$948
Income taxes paid	$—	$—
Non-cash investing transactions:
Charge-off of uncollectable receivables related to an OREO property	$(139)	—
Unrealized (loss)/gain on investment securities, available-for-sale	$(1,953)	$723

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ORGANIZATION

Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation that formed in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”). The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, (“OCC”), is a wholly-owned subsidiary of Solera National Bancorp, Inc. The Bank is a full-service commercial bank headquartered in Lakewood, Colorado that commenced banking operations in the third quarter of 2007. The Bank provides a variety of financial services to individuals, businesses, and not-for-profit organizations primarily located in the six-county Denver metropolitan area. Its primary lending products are residential mortgage loans, commercial loans and home-equity lines of credit. Its primary deposit products are checking, money market, savings and time deposit accounts. In December 2012, the Company added approximately 60 mortgage professionals in five loan production offices throughout Colorado including Boulder, Colorado Springs (two offices), the Denver Tech Center and Durango.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of September 30, 2013, and the results of its operations for the three and nine months ended September 30, 2013 and 2012.  Cash flows are presented for the nine months ended September 30, 2013 and 2012.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation.  These reclassifications had no impact on stockholders’ equity or net income for the periods.  Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

The second component of the allowance for loan and lease losses represents contingent losses – the estimated probable losses inherent within the portfolio due to uncertainties.  To determine this component, management calculates a weighted-average loss rate based on actual loss rates over the last two to three years for all banks in Colorado and for similarly-sized commercial banks with two or fewer locations in a metropolitan area.  Management then adjusts the loss rate for environmental factors which include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the levels and trends in non-performing and past due loans; and 4) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non-real estate secured loans include general economic conditions as well as interest rate changes.  Classified and criticized loans, which are closely monitored by management, are taken out of their original category for calculating their contingent loss rate and are assigned a loss rate ranging between 2.50% and 15.65% of the loan’s principal balance.  The aggregate of above described segments represents the contingent losses in the loan portfolio.

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

At September 30, 2013, the Company had an allowance for loan and lease losses of $1.1 million.  We believe that this is adequate to cover probable losses based on currently available information.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan and lease losses may be needed if the economy declines, asset quality deteriorates, or the loss experience changes.

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

Interest Rate Lock Commitments and Forward Sales Commitments: Interest rate lock commitments are commitments to fund residential mortgage loans at specified interest rates within a specified time, generally up to 60 days from the time of the rate lock. An interest rate lock commitment related to a loan that will be held for sale is a derivative instrument under accounting principles generally accepted in the United States (U.S. GAAP), and is recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in its value recorded in gain on loans sold within noninterest income on the consolidated statements of operations and comprehensive (loss) income. To eliminate the exposure of changes in interest rates impacting the fair value of interest rate lock commitments, the Company utilizes “best efforts” forward loan sale commitments. These contracts are entered into at the same time as the interest rate lock commitments, and lock in the sale and price of the loan with the Company's secondary market investors. Since these are “best efforts” contracts, the Company does not incur a penalty in the event the committed loans are not delivered. These forward loan sales commitments are not considered derivative instruments under U.S. GAAP, but in accordance with U.S. GAAP, the Company has elected to mark these instruments to market. As such, both the interest rate lock commitments and forward sales commitments are accounted for at fair value. See additional discussion in Note 6, Loans Held for Sale and Interest Rate Lock Commitments.

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

Income (Loss) per Common Share:  Basic earnings (loss) per common share, (EPS), is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is similar to basic EPS except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the period.  Given the loss for the three and nine months ended September 30, 2013, diluted EPS did not differ from basic EPS as all dilutive-potential shares were anti-dilutive. Diluted EPS did not differ from basic EPS for the three and nine months ended September 30, 2012, given the small amount of dilutive-potential stock options.  For the three months ended September 30, 2013 and 2012, respectively, approximately 129,000 and 311,000 anti-dilutive options were not included in the calculation of diluted EPS. For the nine months ended September 30, 2013 and 2012, respectively, 70,000 and 253,000 anti-dilutive options were not included in the calculation of diluted EPS. Amounts used in the determination of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012, are shown below:

($ in thousands, except share data)	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic earnings (loss) per share computation
Net (loss) earnings to common stockholders	$(638)	$74	$(18)	$168
Weighted average shares outstanding - basic	2,568,708	2,553,671	2,566,460	2,553,671

Basic (loss) earnings per share	$(0.25)	$0.03	$(0.01)	$0.07
Diluted earnings (loss) per share computation
Net (loss) earnings to common stockholders	$(638)	$74	$(18)	$168
Weighted average shares outstanding - basic	2,568,708	2,553,671	2,566,460	2,553,671
Shares assumed issued:
Stock options	—	11,434	—	5,349
Restricted stock	—	—	—	—
Weighted average shares outstanding - diluted	2,568,708	2,565,105	2,566,460	2,559,020

Diluted (loss) earnings per share	$(0.25)	$0.03	$(0.01)	$0.07

Business Segments: The Company uses the "management approach" for reporting information about segments and has determined that as of September 30, 2013, its business is comprised of two operating segments: community banking and residential mortgage banking.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board, (FASB), issued an accounting standards update to finalize the reporting for reclassifications of amounts out of accumulated other comprehensive income (AOCI). Items reclassified from AOCI to net income, in their entirety, must have the effect of the reclassification disclosed according to the respective statement of operations line item. This information must be provided either on the face of the financial statements by statement of operations line item, or in a footnote. This accounting standards update became effective for interim and annual periods beginning on or after December 15, 2012. Currently, the impact of this update on the Company is minimal as the only changes to AOCI are changes in the market values related to available-for-sale securities.

In July 2013, the FASB issued an accounting standards update on the presentation of unrecognized tax benefits. This update requires separate presentation of tax benefits related to net operating loss carryforwards and credit carryforwards apart from other deferred tax assets. This accounting standards update will become effective for us in first quarter 2014. Currently, there is no impact on the Company due to this update as our deferred tax assets have a full valuation allowance.

During the first nine months of 2013, the FASB issued other accounting standards updates which may impact banks or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of September 30, 2013 and December 31, 2012 are as follows:

($ in thousands)	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$14,337	$142	$(367)	$14,112
State and municipal	19,207	85	(769)	18,523
Residential agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs)	44,989	371	(347)	45,013
Total securities available-for-sale	$78,533	$598	$(1,483)	$77,648

($ in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$14,148	$457	$(155)	$14,450
State and municipal	21,752	412	(47)	22,117
Residential agency MBS/CMOs	47,742	570	(169)	48,143
Total securities available-for-sale	$83,642	$1,439	$(371)	$84,710

The amortized cost and estimated fair value of investment securities by contractual maturity at September 30, 2013 and December 31, 2012 are shown below.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations with or without prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $12.5 million from the maturity /

prepayment of securities during the nine months ended September 30, 2013 (see our Consolidated Statements of Cash Flows ) versus $1.0 million contractually maturing within one year as of December 31, 2012, as set forth in the table below.

($ in thousands)	September 30, 2013		December 31, 2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale:
Due within one year	$—	$—	$1,003	$1,023
Due after one year through five years	7,048	7,171	6,180	6,455
Due after five years through ten years	25,578	24,691	22,869	23,242
Due after ten years	45,907	45,786	53,590	53,990
Total securities available-for-sale	$78,533	$77,648	$83,642	$84,710

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of September 30, 2013 and December 31, 2012.

	September 30, 2013
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$6,878	$(334)	13	$2,467	$(33)	4	$9,345	$(367)	17
State and municipal	14,985	(733)	32	468	(36)	1	15,453	(769)	33
Residential agency MBS/CMOs	16,135	(258)	19	7,285	(89)	10	23,420	(347)	29
Total temporarily-impaired	$37,998	$(1,325)	64	$10,220	$(158)	15	$48,218	$(1,483)	79

	December 31, 2012
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$1,436	$(8)	2	$3,353	$(147)	6	$4,789	$(155)	8
State and municipal	4,512	(47)	9	—	—	—	4,512	(47)	9
Residential agency MBS/CMOs	17,267	(164)	16	1,134	(5)	2	18,401	(169)	18
Total temporarily-impaired	$23,215	$(219)	27	$4,487	$(152)	8	$27,702	$(371)	35

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of September 30, 2013, no declines were deemed to be other than temporary.  The four corporate securities that were in a continuous loss position for 12 months or longer at September 30, 2013 fluctuated in value primarily as a result of changes in market interest rates and the widening of spreads on financial services/banking securities. However, the amount of unrealized loss on these corporate bonds has declined in 2013.

The one municipal bond that was in a continuous loss position for 12 months or longer at September 30, 2013 was due to changes in interest rates, as the bond was purchased when the ten year treasury rate was near its historical low. The bond continues to maintain high credit ratings.

Significant prepayment speeds is the primary driver of the loss on the ten mortgage-backed securities in a continuous loss position for 12 months or longer at September 30, 2013.  The Company has determined there is no credit impairment on these bonds since they carry the implicit guarantee of the U.S. government.

The Company has the intent to hold the securities in an unrealized loss position as of September 30, 2013 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above are not other than temporarily impaired.

Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2012, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized loss in the investment portfolio of $885,000 at September 30, 2013, a $2.0 million decrease from the $1.1 million net unrealized gain at December 31, 2012. The decline in the value of the portfolio since year-end was due to the increase in longer-term interest rates in the second quarter of 2013.

Sales of available-for-sale securities were as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds	$2,325	$12,384	$15,173	$31,828
Gross gains	$49	$300	$301	$580
Gross losses	$—	$(11)	$(7)	$(11)

Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $29.2 million at September 30, 2013 and $25.5 million at December 31, 2012, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, according to each loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to its underlying collateral:

($ in thousands)	September 30, 2013	December 31, 2012
Commercial real estate (“CRE”)	$45,462	$38,230
Commercial and industrial	9,870	9,383
Residential real estate	14,100	10,608
Construction and land development	1,012	791
Consumer	2,151	620
GROSS LOANS	72,595	59,632
Net deferred loan expenses / (fees)	47	175
Allowance for loan and lease losses	(1,101)	(1,063)
LOANS, NET	$71,541	$58,744

During the first nine months of 2013, the Bank purchased four loans with principal balances totaling approximately $413,000.  During the first nine months of 2012, the Bank purchased fourteen loans with principal balances of approximately $4.5 million.  During the first nine months of 2013, the Bank sold the guaranteed portion of three SBA 7(a) notes totaling approximately $1.5 million resulting in gains of $145,000, of which $112,000 was recognized in income immediately with the balance to be recognized as interest income over the remaining life of the loans.  One loan was sold during the first nine months of 2012 resulting in a gain of approximately $25,000.

During the third quarter of 2013, the Bank purchased one loan with a principal balance totaling approximately $188,000.  During the third quarter of 2012, the Bank purchased four loans with aggregate principal balances of approximately $2.2 million.  During the third quarter of 2013, the Bank sold the guaranteed portion of one SBA 7(a) note totaling approximately $22,000 resulting in a gain of $1,000 that was recognized in income immediately.  No loans were sold during the third quarter of 2012.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $147,000 and $163,000 in loans receivable from related parties at September 30, 2013 and December 31, 2012, respectively.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and nine months ended September 30, 2013 and 2012 is summarized as follows:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance, beginning of period	$1,088	$1,009	$1,063	$1,067
Charge-offs	—	—	(7)	(88)
Recoveries	13	24	45	54
Provision for loan and lease losses	—	—	—	—
Balance, end of period	$1,101	$1,033	$1,101	$1,033

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

The tables below provide a rollforward, by portfolio segment, of the allowance for loan and lease losses for the three and nine months ended September 30, 2013 and 2012, respectively.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended September 30, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at June 30, 2013	$674	$308	$105	$1	$1,088
Charge-offs	—	—	—	—	—
Recoveries	—	12	1	—	13
Provision for loan and lease losses	(19)	(18)	38	(1)	—
Balance at September 30, 2013	$655	$302	$144	$—	$1,101

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Nine Months Ended September 30, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2012	$784	$222	$57	$—	$1,063
Charge-offs	(7)	—	—	—	(7)
Recoveries	—	40	5	—	45
Provision for loan and lease losses	(122)	40	82	—	—
Balance at September 30, 2013	$655	$302	$144	$—	$1,101

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended September 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at June 30, 2012	$665	$247	$96	$1	$1,009
Charge-offs	—	—	—	—	—
Recoveries	—	14	10	—	24
Provision for loan and lease losses	32	(27)	(5)	—	—
Balance at September 30, 2012	$697	$234	$101	$1	$1,033

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Nine Months Ended September 30, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2011	$726	$244	$97	$—	$1,067
Charge-offs	—	—	(85)	(3)	(88)
Recoveries	—	44	10	—	54
Provision for loan and lease losses	(29)	(54)	79	4	—
Balance at September 30, 2012	$697	$234	$101	$1	$1,033

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of September 30, 2013 and December 31, 2012.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 2:  Critical Accounting Policies, Provision and Allowance for Loan and Lease Losses).

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
September 30, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	38,708	21,642	12,190	55	72,595
Total	$38,708	$21,642	$12,190	$55	$72,595
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	655	302	144	—	1,101
Total	$655	$302	$144	$—	$1,101

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$13	$—	$13
Collectively evaluated for impairment	34,634	15,873	9,062	50	59,619
Total	$34,634	$15,873	$9,075	$50	$59,632
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	784	222	57	—	1,063
Total	$784	$222	$57	$—	$1,063

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

Reconciliation between Portfolio Segment and Class
September 30, 2013 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$21,634	$—	$—	$—	$21,634
CRE – non-owner occupied	17,074	—	—	—	17,074
Commercial and industrial	—	—	9,501	—	9,501
Residential real estate	—	20,630	—	—	20,630
Construction and land development	—	1,012	—	—	1,012
Government guaranteed	—	—	2,689	—	2,689
Consumer	—	—	—	55	55
Total	$38,708	$21,642	$12,190	$55	$72,595

Reconciliation between Portfolio Segment and Class
December 31, 2012 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$13,544	$—	$—	$—	$13,544
CRE – non-owner occupied	20,462	—	—	—	20,462
Commercial and industrial	—	—	6,156	—	6,156
Residential real estate	—	15,515	—	—	15,515
Construction and land development	628	358	—	—	986
Government guaranteed	—	—	2,919	—	2,919
Consumer	—	—	—	50	50
Total	$34,634	$15,873	$9,075	$50	$59,632

Impaired Loans

There were no impaired loans as of September 30, 2013 compared to one impaired loan totaling $13,000 as of December 31, 2012.  The following table provides detail of impaired loans broken out according to class as of December 31, 2012. The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans are on nonaccrual status and therefore do not have interest accruing.  The unpaid principal balance represents the unpaid principal prior to any partial charge-off.  There were no impaired loans with a related allowance as of September 30, 2013 or December 31, 2012.

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

The impaired commercial and industrial loan did not have a related allowance because the loan is well-secured. Additionally, this loan was fully paid off in August 2013.

Troubled debt restructurings (TDRs) are included in impaired loans above.  No loans were modified as TDRs during the three and nine months ended September 30, 2013 or 2012.  Additionally, no loans were restructured as TDRs during the last 12 months.

Age Analysis of Loans

The following tables summarize, by class, our past due and nonaccrual loans as of the dates indicated.

	Age Analysis of Loans by Class as of September 30, 2013
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual
CRE – owner occupied	$250	$—	$—	$—	$250
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Residential real estate	—	550	—	—	550
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$250	$550	$—	$—	$800

As of October 31, 2013, the past due loans listed above have been brought current.

	Age Analysis of Loans by Class as of December 31, 2012
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Past Due 90 Days or More and Still Accruing	Nonaccrual	Total Past Due and Nonaccrual
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	—	—	—	13	13
Residential real estate	135	—	—	—	135
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	12	—	—	12
Total	$135	$12	$—	$13	$160

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

As of September 30, 2013, and based on the most recent analysis performed during the month of September 2013, the recorded investment in each risk category of loans by class of loan is as follows:

($ in thousands)	Credit Quality of Loans by Class as of September 30, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$19,182	$182	$2,270	$—	$21,634
CRE – non-owner occupied	16,233	841	—	—	17,074
Commercial and industrial	8,981	350	170	—	9,501
Residential real estate	19,832	—	798	—	20,630
Construction and land development	1,012	—	—	—	1,012
Government guaranteed	2,689	—	—	—	2,689
Consumer	55	—	—	—	55
Total	$67,984	$1,373	$3,238	$—	$72,595

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

NOTE 6 — LOANS HELD FOR SALE AND INTEREST RATE LOCK COMMITMENTS

In December 2012, the Bank began originating traditional residential mortgage loans. These loans are generally conventional, conforming loans for the purchase or refinance of one-to-four family properties. These loans are recorded as loans held for sale on the Company's consolidated balance sheets as they will be sold to purchasers on the secondary market which significantly reduces our credit risk. As of September 30, 2013, the Bank had $9.7 million in loans held for sale compared to $180,000 as of December 31, 2012, the increase due to the mortgage division becoming fully operational during the first quarter of 2013.

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

The table below identifies the balance sheet category and fair values of the Bank's derivative instruments not designated as hedging instruments at September 30, 2013. Management has concluded that no material derivative instruments existed as of December 31, 2012.

($ in thousands)	Notional Amount	Fair Value	Balance Sheet Category
September 30, 2013
Interest rate lock commitments (mortgage)	$16,420	$136	Other assets

NOTE 7 — BANK-OWNED LIFE INSURANCE

Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.  Increases in the cash surrender value are recognized as other noninterest income. The Company initially invested $2.0 million during the first quarter of 2012 for policies covering the lives of certain key employees. During 2013, the Company invested an additional $2.0 million, the majority of which was for policies on certain key employees of our new residential mortgage division.

NOTE 8 — DEPOSITS

Deposits are summarized as follows:

($ in thousands)	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,742	4%	$3,387	3%
Interest-bearing demand	9,562	7%	8,218	7%
Money market accounts	14,856	12%	10,511	8%
Savings accounts	37,573	29%	44,847	36%
Time deposits, less than $100,000	4,501	4%	4,559	3%
Time deposits, $100,000 or more	56,138	44%	53,210	43%
Total deposits	$127,372	100%	$124,732	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balances of related party deposits were approximately $3.1 million at both September 30, 2013 and December 31, 2012.

On June 7, 2013, the Bank completed its acquisition of customer deposits, excluding certificates of deposit, and a nominal amount of overdraft lines of credit balances, totaling approximately $6.0 million, associated with deposit accounts from the Lakewood branch of Liberty Savings Bank, FSB. The Bank paid a deposit premium of 5.85% based upon the average daily total deposits during the 30 calendar days immediately preceding the closing of the transaction. The deposit premium, as well as other transaction costs incurred, were capitalized as a core deposit intangible and are being amortized on a straight-line basis over a period of seven years. The $445,000 core deposit intangible is included in Other Assets on the Company's Consolidated Balance Sheets.

NOTE 9 — FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of September 30, 2013, the Bank had $7.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2014 and November 2017 and a weighted-average effective interest rate of 1.72%. As of December 31, 2012, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2013 and November 2017 and a weighted-average effective interest rate of 1.57%. Additionally, the Bank had $17.9 million in variable-rate, overnight borrowings at 0.18% as of September 30, 2013. The Bank is primarily using overnight borrowings at the FHLB to fund residential mortgage loans which are held for sale. The Bank had no overnight borrowings from the FHLB as of December 31, 2012.

NOTE 10 — STOCK-BASED COMPENSATION

On September 20, 2012, the Board of Directors adopted the Company’s 2012 Long-Term Incentive Plan, (the “2012 Plan”).   Under the terms of the 2012 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to eligible persons, including officers and directors of the Company.  The 2012 Plan does not terminate or amend the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The 2012 Plan reserves 250,000 shares of common stock of the Company for issuance. At September 30, 2013, approximately 69,000 shares were available for future grants.  The 2012 Plan provides for accelerated vesting if there is a change of control, as defined in the 2012 Plan.

Under the terms of the Company’s 2007 Plan, employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options.  The Board reserved 510,734 shares of common stock for issuance under the 2007 Plan.  At September 30, 2013, approximately 22,000 shares were available for future grants.  The 2007 Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The 2007 Plan provides for accelerated vesting if there is a change of control, as defined in the 2007 Plan.

The Company recognized stock-based compensation costs of approximately $38,000 during the three months ended September 30, 2013, which represents approximately 17,700 of stock options earned. The Company recognized stock-based compensation costs of approximately $19,000 during the three months ended September 30, 2012, which represented approximately 13,000 stock options earned. The Company recognized stock-based compensation costs of approximately $77,000 for the nine months ended September 30, 2013 compared to $38,000 for the nine months ended September 30, 2012. No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  As of September 30, 2013, there was approximately $228,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 2.3 years.

The following is a summary of the Company’s outstanding stock options and related activity for the nine months ended September 30, 2013:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2012	523,500	$1.65	$6.72
Granted	164,750	1.42	5.84
Exercised	(14,719)	0.67	3.45
Forfeited	(30,854)	1.02	4.64
Expired	(11,979)	2.25	8.50
Outstanding at September 30, 2013	630,698	$1.64	$6.63

The following is a summary of the Company’s outstanding stock options and related activity for the nine months ended September 30, 2012:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2011	400,312	$1.93	$7.61
Granted	93,250	0.63	3.38
Exercised	—	—	—
Forfeited	(4,948)	0.60	3.15
Expired	(7,344)	1.79	7.95
Outstanding at September 30, 2012	481,270	$1.69	$6.84

Restricted Stock

During 2012, the Company granted 50,000 shares of restricted stock as inducement awards to officers of the Company's residential mortgage division. The awards originally cliff-vested on November 30, 2014 conditioned upon the officers' continued employment with the Bank. In August 2013, the Company accelerated the vesting of 25,000 shares making them fully vested as of August 30, 2013. The remaining shares cliff-vest on November 30, 2014 conditioned upon the officers continued employment with the Bank. The shares have a grant-date fair value of $4.80 per share. An additional 50,000 performance-based restricted shares were issued to these officers on November 30, 2012, however, they were not deemed granted as the conditions for the vesting have not yet been established. The number of performance-based restricted shares that will vest will be calculated in accordance with the performance goals annually set by the Compensation Committee of the Board of Directors and will be a maximum of 10,000 shares for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018. The fair value of the performance-based restricted shares will be determined annually on the date the performance goals are established.

In September 2013, the Company granted 10,000 shares of restricted stock as incentive compensation to the Company's new President and Chief Executive Officer. The shares have a grant-date fair value of $7.15 per share. Of this amount, 2,000 shares vest on September 30, 2014, and the remaining shares vest ratably over 48 months beginning October 31, 2014, conditioned upon the officer's continued employment with the Bank.

The Company recognized $100,000 and $160,000 of stock-based compensation expense associated with the stock awards for the three and nine months ended September 30, 2013, respectively. The expense for the three months ended September 30, 2013 was $70,000 higher due to the accelerated vesting of restricted stock discussed above. As of September 30, 2013, compensation cost of $142,000 related to unearned awards is expected to be recognized over a weighted-average period of 2.1 years. The entire 110,000 restricted stock awards are considered issued and outstanding as they have voting and dividend rights; however, only the vested awards are included in the computation of earnings per share.

NOTE 11 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Other general and administrative expenses:
Data processing	$148	$83	$452	$242
Other loan expenses	82	11	244	63
Marketing and promotions	54	46	154	94
Regulatory and reporting fees	32	30	101	103
FDIC assessment	24	33	89	129
Directors’ fees	35	27	84	69
Telephone/communication	29	12	81	36
Travel and entertainment	23	12	77	35
Printing, stationery and supplies	17	8	62	21
Training, education and conferences	9	2	47	7
OREO expense	20	11	44	44
Insurance	14	12	40	36
Dues and memberships	13	10	36	25
Postage and shipping	9	3	25	10
Core deposit intangible amortization	17	—	22	—
ATM and debit card fees	8	4	17	12
Franchise taxes	4	3	8	8
Operating losses / legal settlements	139	127	159	137
Miscellaneous other	3	4	9	13
Total	$680	$438	$1,751	$1,084

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

At September 30, 2013 and December 31, 2012, $40.2 million and $28.5 million, respectively, in unfunded commitments were outstanding whose contract amounts represent credit risk. Of the $40.2 million in total commitments outstanding at September 30, 2013, $7.3 million were at variable rates and $19.6 million were at fixed rates and $13.3 million have terms that are still being negotiated. Of the $28.5 million in total commitments outstanding at December 31, 2012, $7.7 million were at variable rates and $20.8 million were at fixed rates. Additionally, as of September 30, 2013 and December 31, 2012, the Company had approximately $9.6 million and $180,000, respectively, in commitments to sell residential mortgage loans to third-party investors.

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

On August 20, 2013, the Bank entered into an office building lease for approximately 12,500 square feet of space at 101 University Boulevard, in the Cherry Creek neighborhood of Denver. From this location, the Bank will operate a full-service branch, conduct commercial and residential mortgage lending activities, as well as house Bank operations and corporate functions. The lease is for a ten-year term with four five-year optional renewal periods. Lease payments will begin three months after the lease commencement date, which is the earlier of the date of occupancy or January 17, 2014. The space is expected to be ready for occupancy in the first quarter of 2014 at which time the Bank will vacate its corporate offices which are currently being leased on a month-to-month basis.

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

For available-for-sale securities, fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of September 30, 2013 and December 31, 2012, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2013
Investment securities, available-for-sale:
Corporate	$—	$14,112	$—	$14,112
State and municipal	—	18,523	—	18,523
Residential agency MBS/CMOs	—	45,013	—	45,013
Loans held for sale	—	9,672	—	9,672
Interest rate lock commitments	—	136	—	136
Total	$—	$87,456	$—	$87,456
Assets at December 31, 2012
Investment securities, available-for-sale:
Corporate	$—	$14,450	$—	$14,450
State and municipal	—	22,117	—	22,117
Residential agency MBS/CMOs	—	48,143	—	48,143
Loans held for sale	—	180	—	180
Total	$—	$84,890	$—	$84,890

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at September 30, 2013
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$2,300	$2,300
Assets at December 31, 2012
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989

There were no impaired loans as of September 30, 2013. All impaired loans as of December 31, 2012 were carried at cost, as the fair value of the expected cash flows exceeded the book value; as such, they are not presented in the table above.

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect further decline in fair value since the time the appraisal analysis was completed, if warranted.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.  OREO had a carrying amount of $1.8 million at both September 30, 2013 and December 31, 2012, based on the appraisals less reasonable estimated costs to sell and less partial charge-offs recorded in 2011. The change in fair value of OREO properties from December 31, 2012 to September 30, 2013 relates to updated appraisals.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at September 30, 2013
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,822	$1,822	$—	$—	$1,822
Interest-bearing deposits with banks	257	—	271	—	271
Investment securities	77,648	—	77,648	—	77,648
Loans, net	71,541	—	—	73,147	73,147
Loans held for sale	9,672	—	9,672	—	9,672
FHLB and FRB stocks	2,350	—	—	NA	NA
Bank-owned life insurance	4,277	—	—	4,277	4,277
Accrued interest receivable	679	—	475	204	679
Interest rate lock commitments	136	—	136	—	136
Financial Liabilities:
Deposits, demand, savings and money market	$66,733	$—	$66,733	$—	$66,733
Time deposits	60,639	—	61,273	—	61,273
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	25,447	—	25,598	—	25,598
Accrued interest payable	78	—	78	—	78

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2012
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,738	$2,738	$—	$—	$2,738
Interest-bearing deposits with banks	257	—	273	—	273
Investment securities	84,710	—	84,710	—	84,710
Loans, net	58,744	—	—	58,785	58,785
Loans held for sale	180	—	180	—	180
FHLB and FRB stocks	1,189	—	—	NA	NA
Bank-owned life insurance	2,067	—	—	2,067	2,067
Accrued interest receivable	707	—	537	170	707
Financial Liabilities:
Deposits, demand, savings and money market	$66,963	$—	$66,963	$—	$66,963
Time deposits	57,769	—	58,671	—	58,671
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	8,500	—	8,722	—	8,722
Accrued interest payable	56	—	56	—	56

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

The following table presents the financial information from the Bank's two operating segments for the three and nine months ended September 30, 2013.

There were no results presented for the period ended December 31, 2012, as the residential mortgage division was established late in the fourth quarter of 2012 and results of operations for the division were not deemed to be material for that period.

($ in thousands)	Community Banking	Residential Mortgage Banking	Total
Three Months Ended September 30, 2013
Net interest income	$1,134	$68	$1,202
Provision for loan and lease losses	—	—	—
Total noninterest income	120	1,563	1,683
Total noninterest expense	1,700	1,823	3,523
(Loss) before income taxes	$(446)	$(192)	$(638)

Nine Months Ended September 30, 2013
Net interest income	$3,227	$149	$3,376
Provision for loan and lease losses	—	—	—
Total noninterest income	573	5,464	6,037
Total noninterest expense	4,149	5,282	9,431
(Loss) / income before income taxes	$(349)	$331	$(18)

Segment Assets
September 30, 2013	$156,233	$16,064	$172,297

Average Loans
QTD	$66,725	$13,445	$80,170
YTD	$65,141	$13,306	$78,447

The third quarter 2013 loss for the residential mortgage division was largely driven by the increase in long-term interest rates experienced in the second quarter 2013, which significantly reduced refinancing activity in the third quarter. Refinancing of residential mortgage loans fell from $31.2 million during the second quarter of 2013 to $11.7 million during the third quarter of 2013. Residential mortgage loans funded for the purchase of new homes remained relatively stable at $53.2 million during the second quarter of 2013 and $50.6 million during the third quarter of 2013. We expect refinance activity to remain at low levels over the near-term.

The increased loss experienced during the third quarter of 2013 in the community banking division largely related to the approximately $400,000 of nonrecurring expenses incurred during the quarter in connection with the retirement of our former President and CEO as well as the charge-off of uncollectable receivables associated with one of our two OREO properties.

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

NOTE 16 — SUBSEQUENT EVENTS
On October 30, 2013, the Company announced that it has been approved by the Office of the Comptroller of the Currency to expand its franchise and open a full-service branch in the Cherry Creek neighborhood at 101 University Boulevard in Denver, Colorado. The Bank is targeting to open the new branch during the first quarter of 2014.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of September 30, 2013 and results of operations for the three and nine months ended September 30, 2013 and 2012.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a Delaware corporation that was incorporated to organize and serve as the holding company for Solera National Bank, which opened for business in 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood, Colorado primarily serving the Colorado Front Range.  Our main banking office is located at 319 S. Sheridan Blvd., Lakewood, Colorado 80226.  Our telephone number is (303) 209-8600.

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

In December 2012, the Company launched a residential mortgage division with five loan production offices in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango. With the addition of approximately 60 mortgage professionals, the Bank now offers residential mortgage loans, the vast majority of which are sold on the secondary market. In the aftermath of the recent economic recession and the changing regulatory environment, we concluded that a combination of disruption in the residential mortgage lending market, the stringent underwriting standards which followed, and the historically low interest rate environment, presented a significant opportunity to expand our residential mortgage lending capabilities.  As of December 31, 2012, the Bank had 63 full-time equivalent employees. That number reached 90 employees during the third quarter 2013.

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

Comparative Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Net loss for the quarter ended September 30, 2013 was $638,000, or $(0.25) per share, compared to net income of $74,000, or $0.03 per share, for the third quarter of 2012.  The $712,000 decrease was primarily the result of a $2.2 million increase in noninterest expense partially offset by a $1.4 million increase in noninterest income. The third quarter 2013 was impacted by approximately $400,000 of nonrecurring expenses in connection with the retirement of our former President and CEO as well as the charge-off of uncollectable receivables associated with one of our two OREO properties. There was a $141,000 improvement in net interest income after the provision for loan and lease losses, primarily due to increased interest income on loans due to a growing portfolio and an increase in loans held for sale generated from the mortgage division, in conjunction with reduced cost of funds.   These and other changes are described in more detail in the ensuing discussion.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

($ in thousands)	Three Months Ended September 30, 2013			Three Months Ended September 30, 2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees (1) (2)	$68,850	$949	5.47%	$60,255	$862	5.69%
Loans held for sale	11,320	112	3.92	—	—	—
Investment securities (3)	79,738	432	2.15	87,012	505	2.31
FHLB and FRB stocks	2,362	17	2.94	1,170	11	3.70
Federal funds sold	1,091	1	0.23	565	1	0.21
Interest-bearing deposits with banks	257	2	2.94	357	2	2.19
Total interest-earning assets	163,618	$1,513	3.67%	149,359	$1,381	3.68%
Noninterest-earning assets	7,042			6,417
Total assets	$170,660			$155,776
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$51,797	$61	0.46%	$56,805	$83	0.58%
Interest-bearing checking accounts	9,985	18	0.71	8,662	18	0.83
Time deposits	61,015	192	1.25	57,822	184	1.26
Other borrowings	102	—	0.41	481	1	1.27
FHLB advances	23,182	40	0.69	8,561	34	1.56
Total interest-bearing liabilities	146,081	$311	0.84%	132,331	$320	0.96%
Noninterest-bearing checking accounts	5,319			3,129
Noninterest-bearing liabilities	790			422
Stockholders' equity	18,470			19,894
Total liabilities and stockholders' equity	$170,660			$155,776
Net interest income		$1,202			$1,061
Net interest spread		2.82%			2.72%
Net interest margin		2.92%			2.83%

(1) The loan average balances and rates include nonaccrual loans.
(2) Net loan expenses of $4,000 and $3,000 for the three months ended September 30, 2013 and 2012, respectively, are included in the yield computation.
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

($ in thousands)	Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$87	$(33)	$120
Loans held for sale	112	—	112
Investment securities	(73)	(33)	(40)
FHLB and FRB stocks	6	(2)	8
Federal funds sold	—	—	—
Interest-bearing deposits with banks	—	—	—
Total interest income	$132	$(68)	$200
Interest expense:
Money market and savings deposits	$(22)	$(15)	$(7)
Interest-bearing checking accounts	—	(3)	3
Time deposits	8	(2)	10
Other borrowings	(1)	(1)	—
FHLB advances	6	(111)	117
Total interest expense	$(9)	$(132)	$123
Net interest income	$141	$64	$77

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

For the three months ended September 30, 2013, the Company’s net interest income increased $141,000, or 13%, compared to the three months ended September 30, 2012 and net interest margin increased 9 basis points from 2.83% to 2.92%.  Most notable was the $112,000 increase in interest income from loans held for sale due to the new residential mortgage division and the $87,000 increase in interest income on loans primarily due to the $8.6 million increase in average loan balance during the third quarter 2013 compared to the third quarter 2012. These increases were partially offset by an unfavorable decrease in interest income on investment securities, which decreased $73,000, partially due to a decrease in yield (down 16 basis points) and partially due to a decrease in average balances (down $7.3 million). The average yield on loans decreased 22 basis points from the third quarter a year ago as the Bank continues to be impacted by low interest rates and strong competition for well-qualified borrowers that demand competitive rates.

Although we have experienced decreases in yields on our interest-earning assets, we have also been able to reduce rates on our interest-bearing liabilities which enabled us to increase our net interest spread 10 basis points from 2.72% to 2.82%. Net interest spread is the yield earned on interest-earning assets less the cost of interest-bearing liabilities. Overall, the cost of interest-bearing liabilities decreased 12 basis points from the comparable period in the prior year.  Contributing most significantly to this decline was the $22,000 decrease in interest expense related to money market and savings deposits as a result of lowering deposit rates across all balance tiers.  The volume of FHLB advances increased significantly during the third quarter of 2013 compared to the same quarter in the prior year primarily to support the Company's increase in loans held for sale. The increases in FHLB advances were from borrowings on an overnight basis at interest rates significantly less than the portfolio average. This resulted in an 87 basis point decrease in the overall cost of FHLB advances.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the third quarters of 2013 and 2012, we did not recognize any provision for loan and lease losses reflecting improved asset quality.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the quarter ended September 30, 2013 was $1.7 million, an increase of $1.4 million from $329,000 for the third quarter 2012.  The most notable increase in noninterest income for the quarter was due to $1.6 million of gains on residential mortgage loans sold to secondary market investors. The Company sold securities for gains of $49,000 during the third quarter 2013 compared to $289,000 during the third quarter 2012.

The following table summarizes the Bank's residential mortgage loan activity during the third quarter of 2013. It should be noted the Bank's mortgage division was formed during the fourth quarter of 2012 so no material activity occurred before the first quarter of 2013.

($ in thousands)	For the Quarter Ended
September 30, 2013
Gain on Loans Sold	$1,563
% Gain on Loans Sold	2.24%
Residential Mortgage Loans Originated	$62,265
Residential Mortgage Loans Sold	$69,699
Purpose of Loan: (1)
Purchase	81.2%
Refinance	18.8%
(1) indicates the percentage of loans originated during the period

Although we anticipate the slowdown in refinance activity experienced during the third quarter 2013 to continue, due to the rise in longer-term interest rates, the housing market in Colorado is vibrant. As such, purchase volumes are expected to be in-line with previous quarters.

Noninterest Expense

Our total noninterest expense for the quarter ended September 30, 2013 was $3.5 million, which was $2.2 million, or 168%, higher than the $1.3 million for the quarter ended September 30, 2012. The reasons for this increase are discussed in more detail below.

Employee Compensation and Benefits
Employee compensation and benefit expense increased $1.8 million from third quarter 2012 due to an additional 64 employees, (from an average of 26 full-time equivalent employees during the third quarter of 2012 to an average of 90 for the third quarter of 2013). In addition, we incurred approximately $220,000 of nonrecurring expenses associated with the departure of our former Chief Executive Officer including additional costs associated with the accelerated vesting of his stock options. The third quarter 2013 was also impacted by an additional $70,000 of expense associated with the accelerated vesting of restricted stock granted to officers of the Company's residential mortgage division.

Occupancy
Occupancy expense increased $137,000 due to the addition of five locations associated with the residential mortgage division. During the third quarter of 2013, the Bank entered into a new office building lease agreement which is expected to commence during the first quarter of 2014. This space will replace our corporate offices and from this location we will operate a full-service branch, conduct commercial and residential mortgage lending activities, as well as house Bank operations and corporate functions. Occupancy expense is expected to increase in 2014 given the expansion of Bank premises.

Professional Fees
Professional fees increased $34,000, or 28%, primarily due to the timing of outsourced internal audits which occurred primarily during the third quarter 2013 compared to the first quarter of 2012.

Other General and Administrative Expenses:

($ in thousands)	Three Months Ended September 30,		Increase/
Other general and administrative expenses:	2013	2012	(Decrease)
Data processing	$148	$83	$65
Other loan expenses	82	11	71
Marketing and promotions	54	46	8
Directors’ fees	35	27	8
Regulatory and reporting fees	32	30	2
Telephone/communication	29	12	17
FDIC assessment	24	33	(9)
Travel and entertainment	23	12	11
OREO expense	20	11	9
Printing, stationery and supplies	17	8	9
Core deposit intangible amortization	17	—	17
Insurance	14	12	2
Dues and memberships	13	10	3
Postage and shipping	9	3	6
Training, education and conferences	9	2	7
ATM and debit card fees	8	4	4
Franchise taxes	4	3	1
Operating losses / legal settlements	139	127	12
Miscellaneous other	3	4	(1)
Total	$680	$438	$242

The most significant changes in other general and administrative expenses included increases of:

A)	$71,000 in other loan expense related to costs incurred to underwrite residential mortgage loans;

B)	$65,000 in data processing due primarily to the licensing and operating costs of the software applications used for the residential mortgage division;

C)	$17,000 in telephone and communication expense and $9,000 in printing, stationery and supplies both related to our five new residential mortgage locations;

D)	$17,000 associated with the amortization of our core deposit intangible related to the acquisition of deposit accounts in June 2013;

E)	$11,000 in travel and entertainment correlated to an increase in loan demand for both the community bank division and the residential mortgage division;

F)
$9,000 of OREO expenses which are expected to continue to impact our operating results in the near term as we incur costs such as taxes, insurance, repairs and maintenance, among others, on two properties;

G)	$8,000 in marketing and promotion expenses primarily due to advertising costs associated with our residential mortgage division;

H)	$8,000 in directors' fees due to an increase in the number of committee meetings held during the third quarter 2013 primarily in conjunction with the hiring of our new CEO;

I)	$7,000 in training, education and conferences primarily associated with increased costs for personnel training which correlates with our increase in employees.

Operating losses and legal settlements in the third quarter of 2013 relates to the charge-off of accounts receivable associated with one of our OREO properties. The $127,000 in the third quarter of 2012 relates to the settlement of a legal action.

These increases were partially offset by a decrease of $9,000 in FDIC fees due to lower assessment rates. All other general and administrative costs remained relatively stable.

Income Taxes

No federal or state tax expense was recorded for the three months ended September 30, 2013 and 2012, based upon net operating loss carry-forwards that can be used to offset approximately $3.7 million and $3.3 million, respectively, of taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2013 and December 31, 2012 was $0.

Comparative Results of Operations for the Nine Months Ended September 30, 2013 and 2012

The following discussion focuses on the Company’s financial condition and results of operations for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Net loss for the nine months ended September 30, 2013 was $18,000, or $(0.01) per share, compared to net income of $168,000, or $0.07 per share, for the nine months ended September 30, 2012.  The $186,000 decrease was primarily the result of a $5.8 million dollar increase in noninterest expenses partially offset by a $5.3 million increase in noninterest income due in part to the approximately $450,000 of nonrecurring expenses incurred during 2013 in connection with the retirement of our former President and CEO, the charge-off of uncollectable receivables associated with one of our two OREO properties and costs incurred to integrate the deposits from our second-quarter deposit acquisition. There was a $320,000 improvement in net interest income after the provision for loan and lease losses, primarily due to increased interest income on loans due to a growing portfolio and an increase in loans held for sale generated from the residential mortgage division, in conjunction with reduced cost of funds.  These and other changes are described in more detail in the ensuing discussion.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

($ in thousands)	Nine Months Ended September 30, 2013			Nine Months Ended September 30, 2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees (1) (2)	$66,135	$2,607	5.27%	$57,047	$2,437	5.71%
Loans held for sale	12,312	327	3.55	—	—	—
Investment securities (3)	78,421	1,289	2.20	85,416	1,548	2.42
FHLB and FRB stocks	2,000	51	3.41	1,155	29	3.34
Federal funds sold	530	1	0.23	640	2	0.22
Interest-bearing deposits with banks	257	5	2.94	375	6	2.09
Total interest-earning assets	159,655	$4,280	3.58%	144,633	$4,022	3.71%
Noninterest-earning assets	8,266			5,755
Total assets	$167,921			$150,388
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$52,849	$182	0.46%	$57,444	$278	0.65%
Interest-bearing checking accounts	8,811	48	0.73	8,845	55	0.84
Time deposits	59,265	555	1.25	52,619	531	1.35
Other borrowings	124	—	0.50	532	4	1.13
FHLB advances	21,813	119	0.73	7,865	98	1.66
Total interest-bearing liabilities	142,862	$904	0.85%	127,305	$966	1.01%
Noninterest-bearing checking accounts	4,923			3,162
Noninterest-bearing liabilities	682			413
Stockholders' equity	19,454			19,508
Total liabilities and stockholders' equity	$167,921			$150,388
Net interest income		$3,376			$3,056
Net interest spread		2.74%			2.70%
Net interest margin		2.83%			2.82%

(1) The loan average balances and rates include nonaccrual loans.
(2) Net loan expenses of $36,000 and net loan fees of $3,000 for the nine months ended September 30, 2013 and 2012, respectively, are included in the yield computation.
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

Table 2

($ in thousands)	Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$170	$(157)	$327
Loans held for sale	327	—	327
Investment securities	(259)	(137)	(122)
FHLB and FRB stocks	22	—	22
Federal funds sold	(1)	—	(1)
Interest-bearing deposits with banks	(1)	(1)	—
Total interest income	$258	$(295)	$553
Interest expense:
Money market and savings deposits	$(96)	$(76)	$(20)
Interest-bearing checking accounts	(7)	(7)	—
Time deposits	24	(30)	54
Other borrowings	(4)	(2)	(2)
FHLB advances	21	(10)	31
Total interest expense	$(62)	$(125)	$63
Net interest income	$320	$(170)	$490

Net Interest Income and Net Interest Margin

For the nine months ended September 30, 2013, the Company’s net interest income increased $320,000, or 10%, compared to the nine months ended September 30, 2012 contributing to a 1 basis point increase in net interest margin which was 2.83% for the nine months ended September 30, 2013. Most notable was the $327,000 increase in interest income from loans held for sale due to the new residential mortgage division and the $170,000 increase in interest income on loans primarily due to the $9.1 million increase in average loan balance for the nine months ended September 30, 2013 compared to the same period in the prior year. These increases were partially offset by an unfavorable decrease in interest income on investment securities, which decreased $259,000, primarily due to a decrease in yield (down 22 basis points) but also partially due to a decrease in average balances (down $7.0 million). The decline in the yield on investment securities from the prior year is primarily attributable to principal payments received on mortgage-backed securities which were reinvested in lower yielding securities. The average yield on loans decreased 44 basis points from a year ago as the Bank continues to be impacted by low interest rates and strong competition for well-qualified borrowers that demand competitive rates.

Although we experienced decreases in yields on our interest-earning assets, we were also able to reduce rates on our interest-bearing liabilities which enabled us to improve our net interest spread to 2.74% for the nine months ended September 30, 2013 from 2.70% for the same period of the prior year. Overall, the cost of interest-bearing liabilities decreased 16 basis points from the prior year.  Contributing most significantly to this decline was the $96,000 decrease in interest expense related to money market and savings deposits as a result of lowering deposit rates across all balance tiers.  The volume of FHLB advances increased significantly during 2013, primarily to support the Company's increase in loans held for sale. The increases in FHLB advances were from borrowings on an overnight basis at interest rates significantly less than the portfolio average. This resulted in a 93 basis point decrease in the overall cost of FHLB advances. Additionally, the Bank had an increase in time deposits, which, on average, increased $6.6 million to further support the increase in loans.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the first nine months of 2013 and 2012, we did not recognize any provision for loan and lease losses reflecting improved asset quality.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the nine months ended September 30, 2013 was $6.0 million, an increase of $5.3 million from $697,000 for the nine months ended September 30, 2012.  The most notable increase in noninterest income was due to the $5.5 million of gain on residential mortgage loans sold to secondary market investors. Additionally, the Company recognized $112,000 of gains on the sale of the guaranteed portion of SBA 7(a) loans. The Company sold securities for gains of $294,000 during the first nine months of 2013 compared to $569,000 during the first nine months of 2012.

The following table summarizes the Bank's residential mortgage loan activity during the first nine months of 2013. It should be noted the Bank's mortgage division was formed during the fourth quarter of 2012 so no material activity existed before the first quarter of 2013.

($ in thousands)	Nine Months Ended September 30, 2013
Gain on Loans Sold	$5,464
% Gain on Loans Sold	2.88%
Residential Mortgage Loans Originated	$198,663
Residential Mortgage Loans Sold	$189,469
Purpose of Loan: (1)
Purchase	68.4%
Refinance	31.6%
(1) indicates the percentage of loans originated during the period

Although we anticipate the slowdown in refinance activity experienced during the third quarter 2013 to continue, due to the rise in longer-term interest rates, the housing market in Colorado is vibrant. As such, purchase volumes are expected to be in-line with previous quarters.

Noninterest Expense

Our total noninterest expense for the nine months ended September 30, 2013 was $9.4 million, which was $5.8 million, or 163%, higher than the $3.6 million for the nine months ended September 30, 2012. The reasons for this increase are discussed in more detail below.

Employee Compensation and Benefits
Employee compensation and benefit expense increased $4.7 million due to an additional 61 employees, (from an average of 25 full-time equivalent employees during 2012 to an average of 86 for 2013). Additionally, during the third quarter 2013, we incurred approximately $220,000 of nonrecurring expenses associated with the departure of our former Chief Executive Officer including additional costs associated with the accelerated vesting of his stock options. Additionally, we incurred an additional $70,000 of expense during 2013 associated with the accelerated vesting of restricted stock granted to officers of the Company's residential mortgage division.

Occupancy
Occupancy expense increased $410,000 due to the addition of five locations associated with the residential mortgage division. During the third quarter of 2013, the Bank entered into a new office building lease agreement which is expected to commence during the first quarter of 2014. This space will replace our corporate offices and from this location we will operate a full-service branch, conduct commercial and residential mortgage lending activities, as well as house Bank operations and corporate functions. Occupancy expense is expected to increase in 2014 given the expansion of Bank premises.

Professional Fees
Professional fees increased $49,000, or 14%, due to higher information technology consulting and other consulting expenses, partially offset by lower legal fees.

Other General and Administrative Expenses:

($ in thousands)	Nine Months Ended September 30,		Increase/
Other general and administrative expenses:	2013	2012	(Decrease)
Data processing	$452	$242	$210
Other loan expenses	244	63	181
Marketing and promotions	154	94	60
Regulatory and reporting fees	101	103	(2)
FDIC assessment	89	129	(40)
Directors’ fees	84	69	15
Telephone/communication	81	36	45
Travel and entertainment	77	35	42
Printing, stationery and supplies	62	21	41
Training, education and conferences	47	7	40
OREO expense	44	44	—
Insurance	40	36	4
Dues and memberships	36	25	11
Postage and shipping	25	10	15
Core deposit intangible amortization	22	—	22
ATM and debit card fees	17	12	5
Franchise taxes	8	8	—
Operating losses / legal settlements	159	137	22
Miscellaneous other	9	13	(4)
Total	$1,751	$1,084	$667

The most significant changes in other general and administrative expenses included increases of:

A)
$210,000 in data processing due to the licensing and operating costs of the software applications used for the residential mortgage division as well as a nonrecurring charge of $50,000 incurred to integrate the deposits acquired from a branch of Liberty Savings Bank, FSB during the second quarter of 2013;

B)	$181,000 in other loan expense related to costs incurred to underwrite residential mortgage loans;

C)	$60,000 in marketing and promotion expenses primarily due to advertising costs associated with our residential mortgage division and partially due to increased business development efforts;

D)	$45,000 in telephone and communication expense, $41,000 in printing, stationery and supplies and $15,000 in postage and shipping all related to our five new residential mortgage locations;

E)	$42,000 in travel and entertainment correlated to an increase in loan demand for both the community bank division and the residential mortgage division;

F)	$40,000 in training, education and conferences primarily associated with the increase in number of employees and the integration of the mortgage division employees;

G)	$22,000 associated with the amortization of our core deposit intangible related to the acquisition of deposit accounts in June 2013;

Operating losses and legal settlements in 2013 primarily relate to the charge-off of accounts receivable associated with one of our OREO properties. The $137,000 of losses in 2012 primarily relates to the settlement of a legal action.

These increases were partially offset by a decrease of $40,000 in FDIC fees due to lower assessment rates. All other general and administrative costs remained relatively stable.

Income Taxes

No federal or state tax expense was recorded for the nine months ended September 30, 2013 and 2012, based upon net operating loss carry-forwards that can be used to offset approximately $3.7 million and $3.3 million, respectively, of taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at September 30, 2013 and December 31, 2012 was $0.

Financial Condition

At September 30, 2013, the Company had total assets of $172.3 million, a $18.4 million, or 12% increase from $153.9 million in total assets at December 31, 2012 primarily due to: a $13.0 million, or 21.7%, increase in gross loans, a $9.5 million increase in loans held for sale, and a $2.0 million additional investment in bank-owned life insurance, partially offset by an 8.3% decline in investment securities, which were reduced to help fund the growth in loans.

As of September 30, 2013, stockholders’ equity was $18.3 million, a $1.7 million decrease versus $19.9 million at December 31, 2012.  The decrease was primarily due to the $2.0 million decrease in other comprehensive income related to changes in the fair value of available-for-sale securities and the $237,000 of stock-based compensation expense related to the Company’s stock incentive plan for the nine months ended September 30, 2013.

Key Ratios

Ratio	September 30, 2013	December 31, 2012
Return on Average Assets	—%	0.19%
Return on Average Equity	(0.12)%	1.43%
Average Equity to Average Assets	11.59%	12.95%

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At September 30, 2013, the Bank had a total of $2.4 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $501,600 in Federal Reserve Bank stock and $1.8 million in FHLB stock.  These investments allow the Bank to conduct business with these entities.  As of September 30, 2013, the Federal Reserve Bank stock was yielding an average annual rate of 6.0% and the FHLB stock was yielding an average annual rate of 2.4%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy approved by our Board of Directors.

At September 30, 2013, the Bank’s investment portfolio consisted of available-for-sale securities of $77.6 million. See Note 3 - Investments, of the Unaudited Condensed Notes to Consolidated Financial Statements, for information on the composition, maturities and fair value of the portfolio.

Loan Portfolio

The following table presents the composition of our loan portfolio (excluding residential mortgage loans held for sale) by category as of the dates indicated:

($ in thousands)	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Commercial real estate	$45,462	63%	$38,230	68%
Commercial and industrial	9,870	14	9,383	11
Residential real estate	14,100	19	10,608	19
Construction and land development	1,012	1	791	2
Consumer	2,151	3	620	—
GROSS LOANS	72,595	100%	59,632	100%
Deferred loan expenses / (fees)	47		175
Allowance for loan and lease losses	(1,101)		(1,063)
LOANS, NET	$71,541		$58,744

As of September 30, 2013, gross loans were $72.6 million, an increase of $13.0 million, or 21.7%, from $59.6 million at December 31, 2012. Net loans were 41.5% and 38.2% of total assets at September 30, 2013 and December 31, 2012, respectively. The following table compares the Bank's loan activity during the first nine months of 2013 with the activity from the first nine months of 2012. The strong loan demand during the first nine months of 2013 is indicative of the improving economy and enhanced business development efforts.

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
Beginning Balance - Gross Loans	$59,632	$55,645
New originations	24,853	12,442
Total principal payments	(11,890)	(6,423)
Ending Balance - Gross Loans	$72,595	$61,664

Principal balance of loans purchased	$413	$4,500
Principal balance of SBA 7(a) loans sold	$1,386	$150
Gain on SBA 7(a) loans sold	$112	$25

The Company’s loan portfolio generally consists of loans to borrowers within Colorado that is primarily secured by real estate located in Colorado. This makes the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado. To mitigate this risk, no single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.7 million.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following tables set forth information at September 30, 2013 and December 31, 2012, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

($ in thousands)	September 30, 2013
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$6,807	$9,394	$29,113	$148	$45,462
Commercial and industrial	1,771	3,594	3,770	735	9,870
Residential real estate	2,144	134	1,322	10,500	14,100
Construction and land development	914	98	—	—	1,012
Consumer	15	480	12	1,644	2,151
Gross Loans Receivable	$11,651	$13,700	$34,217	$13,027	$72,595

($ in thousands)	December 31, 2012
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$2,383	$8,618	$27,079	$150	$38,230
Commercial and industrial	1,529	3,999	3,362	493	9,383
Residential real estate	900	470	1,173	8,065	10,608
Construction and land development	628	163	—	—	791
Consumer	10	499	3	108	620
Gross Loans Receivable	$5,450	$13,749	$31,617	$8,816	$59,632

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.

The following table summarizes information regarding nonperforming assets:

($ in thousands)	September 30, 2013	December 31, 2012
Nonaccrual loans and leases	$—	$13
Other impaired loans	—	—
Total nonperforming loans	—	13
Other real estate owned	1,776	1,776
Substandard assets	1,116	—
Total nonperforming assets	$2,892	$1,789
Nonperforming loans	$—	$13
Allocated allowance for loan and lease losses to nonperforming loans	—	—
Net investment in nonperforming loans	$—	$13
Accruing loans past due 90 days or more	$—	$—
Loans past due 30-89 days	$800	$147
Loans charged-off, year-to-date	$7	$88
Recoveries, year-to-date	(45)	(84)
Net (recoveries) charge-offs, year-to-date	$(38)	$4
Allowance for loan and lease losses	$1,101	$1,063

Allowance for loan and lease losses to gross loans	1.52%	1.78%
Allowance for loan and lease losses to nonaccrual loans	NM(1)	NM(1)
Allowance for loan and lease losses to nonperforming loans	NM(1)	NM(1)
Nonaccrual loans to loans, net of deferred fees/expenses	—%	0.02%
Loans 30-89 days past due to loans, net of deferred fees/expenses	1.10%	0.25%
Nonperforming assets to total assets	1.68%	1.16%

(1)	Not meaningful due to the insignificant amount of nonperforming loans at September 30, 2013 and December 31, 2012.

The Company had substandard assets, not including substandard loans, totaling $1.1 million as of September 30, 2013 representing the amortized cost of two corporate bond positions in Dell, Inc. The corporate credit rating on Dell, Inc. was lowered during the third quarter 2013 by Standards and Poor's rating service to below investment grade due the company's proposed leveraged buy-out which was consummated in the fourth quarter of 2013. Management does not believe these investments are other than temporarily impaired and management intents to hold these investments until recovery of value, which may be until maturity.

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At September 30, 2013, the Bank had substandard loans totaling $3.2 million, and no loans classified as doubtful or loss. Of the $3.2 million in substandard loans, none were 30 days or more past due. As of December 31, 2012, the Bank had $4.6 million classified as substandard and no loans classified as doubtful or loss.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.1 million, or 1.52% of outstanding principal as of September 30, 2013.  We did not recognize any provision expense during the first nine months of 2013 or 2012, reflecting continually improving asset quality.

The following table sets forth the allowance for loan and lease losses activity for the three and nine months ended September 30, 2013 and 2012:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,088	$1,009	$1,063	$1,067
Provision charged to expense	—	—	—	—
Loans charged-off:
Commercial real estate	—	—	(7)	—
Commercial and industrial	—	—	—	(85)
Residential real estate	—	—	—	—
Construction and land development	—	—	—	—
Consumer	—	—	—	(3)
Total loans charged-off	—	—	(7)	(88)
Recoveries on loans previously charged-off:
Commercial real estate	—	—	—	—
Commercial and industrial	1	10	5	10
Residential real estate	12	14	40	44
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Total recoveries	13	24	45	54
Balance at end of period	$1,101	$1,033	$1,101	$1,033
Annualized net charge-offs (recoveries) to average gross loans	(0.03)%	(0.16)%	(0.08)%	0.08%

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

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $40.2 million and $28.5 million as of September 30, 2013 and December 31, 2012, respectively, including $16.4 million and $16.7 million, respectively, in interest rate lock commitments for residential mortgage loans that had been committed but not yet funded. At the time the Bank enters into the interest rate lock commitment with the customer, the Bank simultaneously enters into a forward sales commitment with the secondary market investor locking the price on the subsequent sale of the loan thereby mitigating the Bank's exposure to interest rate risk. These interest rate lock commitments, when closed and funded, become loans held for sale on the Bank's balance sheet. These loans are held on the Bank's balance sheet for generally less than 30 days until sold to the investor at the previously-agreed price.

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

Borrowings

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of September 30, 2013, the Bank had $7.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2014 and November 2017 and a weighted-average effective interest rate of 1.72%. As of December 31, 2012, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2013 and November 2017 and a weighted-average effective interest rate of 1.57%. Additionally, the Bank had $17.9 million in variable-rate, overnight borrowings at 0.18% as of September 30, 2013. The Bank is using overnight borrowings at FHLB to fund residential mortgage loans which are held for sale. The Bank had no overnight borrowings from the FHLB as of December 31, 2012.

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

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at September 30, 2013:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1
Actual regulatory capital	$16,710	$17,811	$16,710
Well-capitalized requirement	6,701	11,168	8,521
Excess regulatory capital	$10,009	$6,643	$8,189
Capital ratios	15.0%	16.0%	9.8%
Minimum capital requirement	4.0%	8.0%	4.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

On July 9, 2013, bank regulators approved the final rule to implement the Basel III regulatory capital reforms. The final rule becomes effective for the Bank beginning on January 1, 2015, as we are considered a non-advanced approaches bank. The final rule minimizes the impact on smaller, less complex financial institutions, although it does increase both the quantity and quality of capital required to be held in order to meet the minimum capital requirements. Based on management's initial review, we expect to exceed all capital requirements under the new rule. Some key highlights of the final rule as they pertain to the Bank include:

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

Additionally, the Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Bank to service its depositors’ needs.  As of September 30, 2013 and December 31, 2012, the Bank had $7.6 million and $6.2 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity.  The Bank does not intend to aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available.  Additionally, management does not anticipate the need to access capital markets to obtain additional liquidity in the near term, nor will the

Bank seek to attract volatile, non-local deposits with above market interest rates.  As of September 30, 2013 and December 31, 2012, the Bank's loan to deposit ratio was 57% and 48%, respectively.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $68.9 million of available funding as of September 30, 2013, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $9.1 million with three correspondent banks.  These lines either expire during 2013, or can be terminated at any time; however, it is not anticipated that these lines will be terminated and the Bank expects to be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis. As of September 30, 2013, the Company had no outstanding borrowings on these lines.

The Company had cash and cash equivalents of $1.8 million, or 1.1% of total assets, at September 30, 2013.  Additionally, the Company had $77.6 million in available-for-sale investment securities, or 45.1% of total assets, at September 30, 2013.   Management believes the Bank will have adequate liquidity to meet anticipated future funding needs.

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Dated:	November 8, 2013	/s/ John P. Carmichael
John P. Carmichael President and Chief Executive Officer (Principal Executive Officer)

Dated:	November 8, 2013	/s/ Robert J. Fenton
Robert J. Fenton Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Certificate of Amendment to the Certificate of Incorporation of Solera National Bancorp, Inc. dated June 3, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 6, 2013).

3.2 (ii)	Amended and Restated Bylaws dated July 15, 2013 (incorporated by reference to Exhibit 3.2(ii) to the Company's Form 8-K filed on July 31, 2013).

31.1*	Certification of Chief Executive Officer.

31.2*	Certification of Chief Financial Officer.

32.1*	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase document

(*)	Filed herewith.

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