Form 10-K
period 2013-12-31
Solera National Bancorp, Inc.
filed 2014-03-21
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-53181

SOLERA NATIONAL BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	02-0774841
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
319 S. Sheridan Blvd.
Lakewood, CO 80226
303-209-8600
(Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was last sold as of June 28, 2013 was $13,751,933.

The number of shares of common stock, par value $0.01 share, of the Registrant outstanding as of March 10, 2014, 2,663,578.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Company’s definitive proxy statement for its 2014 Annual Meeting of Stockholders, to be held on May 22, 2014, are incorporated by reference into Part III of this Form 10-K.

SOLERA NATIONAL BANCORP, INC.

ANNUAL REPORT ON FORM 10-K

SOLERA NATIONAL BANCORP, INC.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	we face a potential proxy contest the outcome of which may significantly impact the strategic direction of the Company and the Company's financial performance;

•	our residential mortgage lending division may expose us to increased operating and compliance risks;

•	we may be unable to limit credit risk associated with our loan portfolio, which would affect the Company's profitability;

•	general economic conditions may be less favorable than expected, causing an adverse impact on our financial performance;

•	we operate in an industry that is subject to extensive regulatory oversight, which could restrain our growth and profitability;

•	interest rate volatility could adversely impact our business;

•	the Company may not be able to raise additional capital on terms favorable to it;

•	the effects of competition from a variety of competitors; and

•	other factors including those disclosed under “Part I - Item 1A. Risk Factors” in this Annual Report on Form 10-K.

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

SOLERA NATIONAL BANCORP, INC.

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

At this time, the Company engages in no material business operations other than owning and managing the Bank. At December 31, 2013, Solera National Bancorp, Inc. had no employees, as all staff are employees of the Bank.

Solera National Bank. - In September 2007, the Bank began banking operations as a federally-chartered national bank, having received all necessary regulatory approvals. The Federal Deposit Insurance Corporation (“FDIC”) insures the Bank’s deposit accounts up to the maximum amount currently allowable under federal law. The Bank is subject to examination and regulation by the Office of the Comptroller of the Currency (“OCC”). The Bank is further subject to regulations by the Federal Reserve Board concerning reserves to be maintained against deposits and certain other matters and is a member of the Federal Reserve Bank (“FRB”).

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

In December 2012, the Company launched a residential mortgage division with five loan production offices in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango. With the addition of more than 50 mortgage professionals, the Bank began offering residential mortgage loans, the vast majority of which are sold on the secondary market. As of December 31, 2013, the Bank had 84 full-time equivalent employees.

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

To carry out its philosophy, the Bank’s business strategy involves the following:

•	capitalizing on the diverse community involvement, professional expertise and personal and business contacts of its Directors and executive officers;

SOLERA NATIONAL BANCORP, INC.

•hiring and retaining experienced and qualified banking personnel, several of whom are fluent in Spanish;
•providing personalized customer service with consistent, local decision-making authority;

•	utilizing technology and strategic outsourcing to provide a broad array of convenient products and services;

•	operating from highly visible and accessible banking and loan production offices in close proximity to concentrations of targeted commercial businesses, professionals and individuals; and

•	utilizing an effective business development calling program.

Market Opportunities
Primary Service Area.  Solera National Bank’s primary service area for its community banking operation is the six-county Denver metropolitan area. The Bank’s main office is located at 319 South Sheridan Boulevard in Lakewood, Colorado.  According to information gathered from SNL Analytics, within a three mile radius of the Bank’s main office, there are approximately 7,250 businesses, 97,000 employees and 198,000 residents.  The Bank is targeting these small- to mid-sized businesses, as well as local residents.  This location offers the ability to target Hispanic and other minority populations as approximately 52% are Hispanic households within three miles of the Bank’s main office. Most of the Bank’s customers are from our primary service area. The residential mortgage department has offices in Boulder, Colorado Springs, the Denver Tech Center and Durango.
The economic outlook continues to improve at a moderate pace both nationally and locally.

National Economy. Real gross domestic product (GDP) increased at an annual rate of 2.4% in the fourth quarter of 2013 according to the “second” estimate released by the Bureau of Economic Analysis on February 28, 2014. For the year 2013, real GDP increased 1.9%, compared with an increase of 2.8% in 2012. The increase in real GDP in the fourth quarter primarily reflected positive contributions from personal consumption expenditures, exports, nonresidential fixed investment, and private inventory investment that were partly offset by negative contributions from federal government spending, residential fixed investment and state and local government spending.
According to the Federal Open Market Committee (FOMC) minutes released February 19, 2014, growth in economic activity has picked up in recent quarters. Labor market indicators were mixed but on balance showed further improvement. The unemployment rate declined but remains elevated. Household spending and business fixed investment advanced more quickly in recent months, while the recovery in the housing sector slowed somewhat. Fiscal policy is restraining economic growth, although the extent of restraint is diminishing. Inflation has been running below the Committee's longer-run objective, but longer-term inflation expectations have remained stable.
The FOMC continues to add to its holdings of agency mortgage-backed securities but at a slower pace. The Committee continues to anticipate that it likely will be appropriate to maintain the current target range for the federal funds rate well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below the Committee's 2% longer-run goal.
The Conference Board’s Leading Economic Index increased 0.3% in January 2014 to 99.5. According to economists, the improvement in the index suggests gradually strengthening economic conditions through early 2014, but uncertainties surrounding business spending and the impact of slower growth of U.S. exports may hold back progress.
Colorado Economy. The Leeds Business Confidence Index increased slightly in the first quarter of 2014 to 59.9 from 59.3 in the fourth quarter. Each metric of the survey measured positive (above 50), and the third quarter marked the eighth consecutive quarter of positive expectations.
According to the Colorado Department of Labor and Employment in a report released January 28, 2014, Colorado added 2,200 payroll jobs in December and 43,900 for full year 2013. The state’s unemployment rate fell for the fifth consecutive month to 6.2% in December 2013, the lowest level in six years, and a healthy decline from 7.5% in December 2012.
According to the 2014 Forecast prepared by the Metro Denver Economic Development Corporation (Metro EDC), the total employment growth rate in 2014 is expected to be slightly slower than 2013, however, the state should still add over 59,000 jobs. Broad-based job growth is expected across almost all sectors. The oil and gas industry in Colorado is experiencing exceptional growth that will continue throughout 2014. The construction sector is also posting large job increases, as the demand for residential, commercial, and infrastructure projects picks up.

SOLERA NATIONAL BANCORP, INC.

According to commentary from Wells Fargo Securities in a December 31, 2013 release entitled Colorado 2014 Economic Outlook, Colorado posted the fifth-largest population gain in the country in 2013, with a net gain of 78,909 new residents.  Strong population growth has been critical in maintaining the viability of the state’s housing market.  Overall, housing permits are up over the past year; however, much of the rise has been in multifamily.  Compared to the historical annual average of 35,995 permits seen between 1998 and 2003, single-family permit issuance is running around two-thirds below this number.  Even with the historically low level of single-family permits, other housing market metrics show a more encouraging picture.  New listings are up 14.2% over the past year and the number of days on the market has fallen to 71 days from an average of 93 days, according to the Colorado Association of Realtors.  Colorado home prices have had a strong year, rising 9.1% based on data from CoreLogic.

Denver Metropolitan Area Economy. Metro Denver’s unadjusted unemployment rate stood at 5.8% in December, unchanged from November and down sharply from 7.4% in December 2012. The Metro EDC forecasts that the three sectors that added the most jobs in 2013 - professional and business services, education and health services, and natural resources and construction - are likely to maintain this distinction in 2014. Only the federal government subsector is likely to shed jobs in the coming year.

The expanding employment base provided the basis for an improved commercial real estate market. Vacancy rates decreased and average lease rates increased for all property types, a trend that should continue in 2014. The residential real estate market also remains strong with high levels of sales activity and rising home prices.

According to data compiled by CoStar Realty, the office market vacancy rate fell and the average lease rate increased during the fourth quarter of 2013. The vacancy rate fell 0.1% compared with the third quarter, reaching 11.1%, the lowest rate since the fourth quarter of 2001. The fall in the vacancy rate was accompanied by an increase in the average lease rate, which was up 1.5% over-the-quarter to $21.91 per square foot.

The industrial market vacancy rate fell to its lowest point since the availability of data beginning in the fourth quarter of 1999. The vacancy rate dropped to 3.8% during the fourth quarter, a decrease of 0.4% over-the-quarter and 1.3% compared with the level last year. The average lease rate grew as demand for space increased. The lease rate of $5.05 per square foot was up 2.9% compared with the third quarter and 7.7% above the year-ago level.

Finally, the demand for retail space is growing. The direct vacancy rate fell 0.2% to 6.1% between the third and fourth quarters. The vacancy rate was 0.6% lower than the fourth quarter 2012 rate. The lower vacancy did not push up the average lease rate of $15.21 per square foot, which was unchanged compared with the third quarter rate. However, the lease rate was up 3.5% over-the-year.

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

According to information disclosed on the FDIC’s website (www.fdic.gov), as of June 30, 2013, the majority of deposits held in traditional banking institutions in the Bank’s primary banking market were attributable to super-regional banks (serving several states) and branch offices of out-of-state banks.  The Company believes that banks headquartered outside of its primary service areas often lack the consistency of local leadership necessary to provide efficient service to individuals and small- to medium-sized business customers.  Through its local ownership and management, the Company believes Solera National Bank is positioned to efficiently provide these customers with mortgage loan, business loan, deposit and other financial products tailored to fit their specific needs.  We believe that we can compete effectively with larger and more established financial institutions through an active business development program and by offering local access, competitive products and services, and more responsive customer service.

Business Strategy

Operating Strategy.  In order to achieve the level of prompt, responsive service necessary to attract customers and to continue to develop the Bank’s image as a local bank with a community focus, we have employed the following operating strategies:

SOLERA NATIONAL BANCORP, INC.

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

•
Community-oriented Board of Directors.  The Bank’s directors are experienced local business and community leaders.  All of our Directors are currently or have been residents of the Bank’s primary service area, and most have significant business ties to the Bank’s primary service area, enabling them to be sensitive and responsive to the needs of the community. Additionally, the Board of Directors encompasses a wide variety of business experience and community involvement.

•
Well situated sites.  The main banking office, located at 319 South Sheridan Boulevard in Lakewood, Colorado, occupies a highly visible location at a major traffic intersection.  This site gives the Bank highly visible presence in a market that is dominated by branch offices of banks headquartered out of the area.  Each of the mortgage loan production offices are located in attractive markets with excellent access to a broad customer base.

•
Financial education and information resource center. The Bank serves as a financial and information center for the community, sponsoring professionals to conduct seminars and workshops on a variety of subjects of interest.

•
Officer call program.  We have implemented an active call program to promote our philosophy.  The purpose of this call program is to visit prospective customers and to describe the Bank’s products, services and philosophy and attend various business and community functions.  All of the Bank’s officers have extensive contacts in the Denver metropolitan market area.

•
Marketing and advertising.  We utilize many tools and resources to promote banking and mortgage products and services including our website, email communications, social media, sponsorship of community events and support of local non-profit organizations. In 2013, we updated the Bank’s image and created a new logo with a bold, bright look.

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

•
Capitalize on cross-sell opportunities between the community banking department and residential mortgage lending department. Management may consider converting one or more of its residential mortgage loan production offices into deposit-taking locations which should increase the number of customer relationships and core deposits. In the interim, we will fully develop a cross-selling program with the goal of generating profitable deposit and loan relationships.

•
Emphasize local decision-making.  We believe we are able to differentiate ourselves from the national and regional banks operating in our markets by offering local decision-making by experienced bankers.  This helps the Bank attract local businesses and service-minded customers.

•
Attract experienced lending officers.  Solera National Bank has hired experienced, well-trained commercial bankers and residential mortgage loan officers.  By hiring experienced lending officers, the Bank is able to grow more rapidly than it would if it hired inexperienced lending officers.

•
Offer fee-generating products and services.  The Bank’s range of services, pricing strategies, interest rates paid and charged, and hours of operation are structured to attract its target customers and increase its market share.  Solera National Bank strives to offer the small business person, professional, entrepreneur, home

SOLERA NATIONAL BANCORP, INC.

buyer and consumer, competitively priced products and services while utilizing technology and strategic outsourcing to increase fee revenue. Our mortgage banking department has significantly enhanced our noninterest income.

•
Small business lending.  The Bank provides financing for small- to medium-sized businesses for business acquisition, debt refinancing, working capital, real estate and equipment, etc.  The Bank has hired commercial bankers with extensive knowledge of small-business lending to provide adequate funding for the needs of these potential customers.

Lending Services

Lending Policy.  The Bank offers a full range of lending products including residential mortgage loans for purchase and refinance customers, commercial loans to small- to medium-sized businesses and professionals, and consumer loans to individuals.  The Bank understands that it is competing for these loans with competitors who are well-established and typically have greater resources and lending limits. A timely response to credit requests often provides the Bank with a competitive advantage.

The Bank’s loan approval policy provides for two levels of lending authority.  When the amount of total loans to a single borrower exceeds the Bank President’s or Chief Credit Officer’s lending authority, the Board of Directors Credit Committee determines whether to approve the loan request.  In addition, all mortgage loans are carefully underwritten to ensure compliance with residential mortgage rules and regulations and with our secondary market investors’ policies.

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

Real Estate Loans.  The Bank makes commercial real estate loans, construction and development loans, and residential real estate loans.  The following is a description of each of the major categories of real estate loans that the Bank makes and the risks associated with each category of loan.

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

SOLERA NATIONAL BANCORP, INC.

•
Residential real estate loans (portfolio).  The Bank makes residential real estate loans consisting of residential first or second mortgage loans, home equity loans and lines of credit, and home improvement loans and lending for the purchase or refinance of one-to-four family properties.  The amortization of second mortgages generally does not exceed 15 years and the rates are generally not fixed for over 60 months.  The amortization of first mortgages will not exceed 30 years and the rates are generally adjustable to limit the Bank's interest rate exposure. All loans are made with the ratio of the loan principal to the value of collateral as established by independent appraisal generally not exceeding 80%, unless the borrower has private mortgage insurance.  The Bank expects that these loan-to-value ratios will be sufficient to compensate for fluctuations in real estate market value and to minimize losses that could result from a downturn in the residential real estate market.

•
Residential real estate loans (held for sale). Beginning in December 2012, the Bank began offering traditional residential mortgage loans. These loans are generally conventional, conforming loans for the purchase or refinance of a one-to-four family property. These loans are recorded as loans held for sale on the Bank’s Consolidated Balance Sheets as they will be sold to investors on the secondary market, which significantly reduces our credit risk. The Bank enters into an interest rate lock commitment with the customer and simultaneously enters into a forward sales commitment with the secondary market investor which locks the pricing on the subsequent sale of the loan thereby significantly limiting the Bank’s exposure to interest rate risk.

Commercial and Industrial Loans.  We target small- to medium-sized commercial and industrial businesses.  The terms of these loans vary by purpose and by type of underlying collateral, if any.  The commercial loans are primarily underwritten on the basis of the borrower’s ability to service the loan from cash flow.  The Bank typically makes equipment loans for a term of seven years or less at fixed or variable rates, with the loan fully amortized over the term.  Loans to support working capital typically have terms not exceeding one year and will usually be secured by accounts receivable, inventory or personal guarantees of the principals of the business.  For loans secured by accounts receivable or inventory, principal is repaid as the assets securing the loan are converted into cash, and for loans secured with other types of collateral, principal is amortized during the term of the loan with remaining principal due at maturity.  The quality of the commercial borrower’s management and its ability both to properly evaluate changes in the supply and demand characteristics affecting its markets for products and services, and to effectively respond to such changes, are significant factors in determining a commercial borrower’s creditworthiness.

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

SOLERA NATIONAL BANCORP, INC.

Composition of portfolio - The following table sets forth the composition of the Bank’s loan portfolio according to the loan’s purpose:

	December 31,
($ in thousands)	2013	2012
Commercial real estate (“CRE”)	$47,063	$38,230
Commercial and industrial	11,730	9,383
Residential real estate	17,889	10,608
Construction and land development	2,044	791
Consumer	514	620
GROSS LOANS	79,240	59,632
Net deferred loan expenses / (fees)	46	175
Allowance for loan and lease losses	(1,116)	(1,063)
LOANS, NET	$78,170	$58,744

Average loan size of portfolio - The following table sets forth the number of loans of the Bank, and the average size of each loan, within each category of the loan portfolio.

	December 31,
	2013		2012
($ in thousands)	# of Loans	Average Loan Size	# of Loans	Average Loan Size
Commercial real estate	89	$529	75	$510
Commercial and industrial	77	152	59	159
Residential real estate	88	203	48	221
Construction and development	8	255	2	396
Consumer	54	9	32	19
GROSS LOANS	316	$251	216	$276

     Re-pricing of portfolio - The following table summarizes the maturities for fixed rate loans and the re-pricing intervals for adjustable rate loans. A portion of the adjustable rate loans have floors which will keep those loans from re-pricing until interest rates move above those floors.

($ in thousands)	December 31, 2013			December 31, 2012
	Principal Balance			Principal Balance
Interval	Fixed Rate	Adjustable Rate (1)	Total	Fixed Rate	Adjustable Rate (2)	Total
< 3 months	$1,256	$20,957	$22,213	$1,855	$13,520	$15,375
> 3 to 12 months	7,494	447	7,941	1,539	802	2,341
> 1 to 3 years	9,175	2,797	11,972	7,607	14,970	22,577
> 3 to 5 years	10,102	10,605	20,707	4,866	3,765	8,631
over 5 years	12,672	3,735	16,407	10,708	—	10,708
Gross Loans Receivable	$40,699	$38,541	$79,240	$26,575	$33,057	$59,632

(1) Of the $38.5 million adjustable rate loans, $33.6 million mature after December 31, 2014.

(2) Of the $33.1 million adjustable rate loans, $31.0 million mature after December 31, 2013.

SOLERA NATIONAL BANCORP, INC.

Contractual maturity of portfolio - The following tables set forth information at December 31, 2013 and 2012, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The table does not give effect to potential prepayments.

($ in thousands)	December 31, 2013
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$7,143	$11,637	$28,136	$147	$47,063
Commercial and industrial	3,099	4,336	3,401	894	11,730
Residential real estate	47	1,819	168	15,855	17,889
Construction and land development	2,044	—	—	—	2,044
Consumer	11	475	13	15	514
Gross Loans Receivable	$12,344	$18,267	$31,718	$16,911	$79,240

($ in thousands)	December 31, 2012
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$2,383	$8,618	$27,079	$150	$38,230
Commercial and industrial	1,529	3,999	3,362	493	9,383
Residential real estate	900	470	1,173	8,065	10,608
Construction and land development	628	163	—	—	791
Consumer	10	499	3	108	620
Gross Loans Receivable	$5,450	$13,749	$31,617	$8,816	$59,632

Asset Quality

General - Management, along with the Bank’s Directors credit committee, currently consisting of the Bank’s President & Chief Executive Officer, the Bank’s Chief Credit Officer, and three independent board members, approve loans above established levels, monitor the credit quality of the Bank’s assets, review classified and other identified loans and review management’s recommendation for the proper level of allowances to allocate against the Bank’s loan portfolio, in each case subject to guidelines approved by the Bank’s Board of Directors.

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

Nonperforming Assets - At December 31, 2013 and 2012, the Bank had $1.7 million and $1.8 million, respectively, in nonperforming assets. Nonperforming assets are defined as nonperforming loans and real estate acquired by foreclosure or deed-in-lieu thereof. Non-performing loans are defined as nonaccrual loans, loans 90 days or more past due but still accruing interest and loans that have been restructured resulting in a reduction or deferral of interest or principal. A loan is impaired when, based on current information and events, it is probable the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Troubled debt restructurings (“TDRs”) are defined as loans where the borrower is experiencing financial difficulties and for which the Bank has agreed to modify by accepting repayment terms below current market terms such as, but not limited to, the rate of interest charged, amortization of principal longer than normal for the type of collateral or acceptance of a different type or lower amount of collateral than typically accepted. Loans are placed on nonaccrual status when, in the judgment of management, the probability of collection of interest is deemed to be insufficient to warrant further accrual. When any such loan is placed on nonaccrual status, previously accrued but unpaid interest will be deducted from current period interest income. There were no nonaccrual loans at December 31, 2013 and $13,000 in nonaccrual loans at December 31, 2012.

SOLERA NATIONAL BANCORP, INC.

The following table summarizes information regarding non-performing assets:

	December 31,
($ in thousands)	2013	2012
Nonaccrual loans and leases	$—	$13
Other impaired loans	—	—
Total nonperforming loans	—	13
Other real estate owned	1,746	1,776
Substandard, nonaccrual assets	—	—
Total nonperforming assets	$1,746	$1,789
Nonperforming loans	$—	$13
Allocated allowance for loan and lease losses to nonperforming loans	—	—
Net investment in nonperforming loans	$—	$13
Accruing loans past due 90 days or more	$—	$—
Loans past due 30-89 days	$—	$147
Loans charged-off, year-to-date	$7	$88
Recoveries, year-to-date	(60)	(84)
Net (recoveries) charge-offs, year-to-date	$(53)	$4
Allowance for loan and lease losses	$1,116	$1,063

Allowance for loan and lease losses to gross loans	1.41%	1.78%
Allowance for loan and lease losses to nonaccrual loans	NM(1)	NM(1)
Allowance for loan and lease losses to nonperforming loans	NM(1)	NM(1)
Nonaccrual loans to loans, net of deferred fees/expenses	—%	0.02%
Loans 30-89 days past due to loans, net of deferred fees/expenses	—%	0.25%
Nonperforming assets to total assets	1.03%	1.16%
(1) Not meaningful given the insignificant, or $0, balance in nonaccrual and nonperforming loans.

Classified Assets - Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have declined to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At December 31, 2013 and 2012, the Bank had $3.2 million and $4.6 million, respectively, in loans classified as substandard and no loans classified as doubtful or loss. Additionally, at December 31, 2013, the Bank had $1.1 million in substandard assets representing the amortized cost of two corporate bond positions in Dell, Inc. The corporate credit rating on Dell, Inc. was lowered during the third quarter 2013 to below investment grade due to the company's proposed leveraged buy-out which was consummated in the fourth quarter of 2013. Management does not believe these investments are other than temporarily impaired and management intends to hold these investments until recovery of value, which may be until maturity. These bonds are not on nonaccrual status as the Bank continues to receive the interest payments as contractually due. Additionally, the unrealized loss on these securities has declined in recent months and, as of December 31, 2013 the market price exceeds 100% of par value.

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

SOLERA NATIONAL BANCORP, INC.

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

The following table sets forth the allowance for loan and lease losses activity for 2013 and 2012:

($ in thousands)	2013	2012
Balance at beginning of year	$1,063	$1,067
Provision charged to expense	—	—
Loans charged-off:
Commercial real estate	(7)	—
Commercial and industrial	—	(85)
Residential real estate	—	—
Construction and land development	—	—
Consumer	—	(3)
Total loans charged-off	(7)	(88)
Recoveries on loans previously charged-off:
Commercial real estate	—	—
Commercial and industrial	7	14
Residential real estate	53	70
Construction and land development	—	—
Consumer	—	—
Total recoveries	60	84
Balance at end of year	$1,116	$1,063
Net charge-offs (recoveries) to average gross loans	(0.08)%	0.01%

As a result of management’s evaluation of all the aforementioned factors, the allowance for loan and lease losses decreased 37 basis points from 1.78% of gross loans at December 31, 2012 to 1.41% of gross loans at December 31, 2013.

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

SOLERA NATIONAL BANCORP, INC.

($ in thousands)	December 31, 2013
	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category
Commercial real estate	$841	59.4%	75.4%	1.79%
Commercial and industrial	123	14.8	11.0	1.05
Residential real estate	129	22.6	11.5	0.72
Construction and development	20	2.6	1.8	0.98
Consumer	3	0.6	0.3	0.58
Total allowance for loan and lease losses	$1,116	100.0%	100.0%	1.41%

($ in thousands)	December 31, 2012
	Amount	Percentage of loans in each category to total loans	Percentage of year-end allowance	Percentage of reserves to total loans by category
Commercial real estate	$836	64.1%	78.7%	2.19%
Commercial and industrial	59	15.7	5.5	0.63
Residential real estate	41	17.8	3.8	0.39
Construction and development	124	1.4	11.7	15.68
Consumer	3	1.0	0.3	0.48
Total allowance for loan and lease losses	$1,063	100.0%	100.0%	1.78%

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

SOLERA NATIONAL BANCORP, INC.

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

At the date of purchase, the Bank must classify the securities into one of two categories: held-to-maturity, or available-for-sale. Since its inception, the Bank has not had any held-to-maturity investments; however, investments that management has the positive intent and ability to hold to maturity would be classified as held-to-maturity and recorded at amortized cost. Investments to be held for an indefinite amount of time, but not necessarily to maturity, are classified as available-for-sale and carried at fair value with unrealized gains or losses reported as a separate component of stockholders’ equity in accumulated other comprehensive income, net of applicable income taxes. Since the initial classification of its investment securities, the Bank has not transferred any investment securities between categories.

Declines in fair value of held-to-maturity and available-for-sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses. The Bank has not recognized any other than temporary impairment in 2012 or 2013.

Gains and losses on the sale of securities are recorded on the trade date and are determined using the specific identification method. Purchase premiums and discounts are recognized in interest income using the interest method over the estimated lives of the securities.

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of December 31, 2013 and 2012.

	December 31, 2013
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$5,544	$(223)	10	$3,488	$(121)	6	$9,032	$(344)	16
State and municipal	15,482	(932)	33	719	(54)	2	16,201	(986)	35
Residential agency MBS/CMOs	19,505	(311)	23	8,121	(204)	10	27,626	(515)	33
Total temporarily-impaired	$40,531	$(1,466)	66	$12,328	$(379)	18	$52,859	$(1,845)	84

SOLERA NATIONAL BANCORP, INC.

	December 31, 2012
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$1,436	$(8)	2	$3,353	$(147)	6	$4,789	$(155)	8
State and municipal	4,512	(47)	9	—	—	—	4,512	(47)	9
Residential agency MBS/CMOs	17,267	(164)	16	1,134	(5)	2	18,401	(169)	18
Total temporarily-impaired	$23,215	$(219)	27	$4,487	$(152)	8	$27,702	$(371)	35

The following tables set forth the estimated market values and approximate weighted average yields of the debt securities in the investment portfolio by contractual maturity at December 31, 2013 and 2012. The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations without a prepayment penalty. As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below. For instance, we received $14.7 million in proceeds from the maturity/prepayment of securities during 2013 (see our Consolidated Statements of Cash Flows on page F-6) versus the $1.0 million contractually maturing within one year at December 31, 2012 as set forth in the table below.

	December 31, 2013
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
Corporate	$—	—%	$4,854	2.47%	$8,125	2.39%	$—	—%
State and municipal	—	—	1,703	4.99	14,633	3.22	1,904	3.47
Residential agency MBS	—	—	—	—	1,581	2.01	37,039	2.47
Total	$—	—%	$6,557	3.12%	$24,339	2.87%	$38,943	2.52%

	December 31, 2012
($ in thousands)	Within One Year		After One Year but within Five Years		After Five Years but within Ten Years		After Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Securities available-for-sale
Corporate	$1,023	5.63%	$4,532	2.69%	$8,895	3.08%	$—	—%
State and municipal	—	—	1,923	5.06	13,636	3.30	6,558	3.20
Residential agency MBS	—	—	—	—	711	2.67	47,432	1.79
Total	$1,023	5.63%	$6,455	3.40%	$23,242	3.19%	$53,990	1.96%

At December 31, 2013 and 2012, we held $2.3 million and $1.2 million, respectively, of other equity securities consisting of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank stocks with no maturity date, which are not reflected in the above tables.

SOLERA NATIONAL BANCORP, INC.

Deposit Services

The Bank offers a variety of deposit products at competitive interest rates. The Bank utilizes traditional marketing methods to attract new clients and deposits, including various forms of advertising and significant involvement in the local communities. The majority of depositors are residents of, and businesses and their employees located in, the Bank’s primary service areas and the state of Colorado. The Bank attracts these deposits through personal solicitation by its officers, customer referrals and various marketing efforts. The Bank does not operate a money desk or otherwise solicit brokered deposits. However, the Bank obtains time deposits from national listing services on occasion for liquidity and interest rate risk purposes.

The following table sets forth the composition of the Bank’s deposits by type at December 31, 2013 and 2012:

($ in thousands)	2013		2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,362	5%	$3,387	3%
Interest-bearing demand	10,559	8%	8,218	7%
Money market accounts	14,929	11%	10,511	8%
Savings accounts	36,256	28%	44,847	36%
Time deposits, less than $100,000	4,485	3%	4,559	3%
Time deposits, $100,000 or more	60,253	45%	53,210	43%
Total deposits	$132,844	100%	$124,732	100%

The following table presents average deposits by type and the related average interest rate paid by deposit type for the years ended December 31, 2013 and 2012:

($ in thousands)	2013		2012
	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand	$5,212	—%	$3,187	—%
Interest-bearing demand	9,297	0.73	8,621	0.84
Money market accounts	12,667	0.43	10,459	0.60
Savings accounts	39,877	0.47	46,593	0.62
Time deposits	60,267	1.24	53,999	1.33
Total deposits	$127,320	0.81%	$122,859	0.93%

The following table sets forth the amount and maturities of the time deposits at December 31, 2013:

($ in thousands)	Time Deposits $100,000 or greater	Time Deposits less than $100,000	Total Time Deposits
Due in three months or less	$5,653	$464	$6,117
Due in over three months through six months	5,212	329	5,541
Due in over six months through twelve months	7,640	1,288	8,928
Due in over twelve months	41,748	2,404	44,152
Total	$60,253	$4,485	$64,738

Included in time deposits $100,000 or greater at December 31, 2013 are approximately $47.1 million of time deposits between $100,000 and $250,000. These time deposits are fully insured by the FDIC.

SOLERA NATIONAL BANCORP, INC.

The following table sets forth the amount and maturities of the time deposits at December 31, 2012.

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

General. Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of the Company and the Bank can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. These authorities include, but are not limited to, the Consumer Financial Protection Bureau ("CFPB"), the Federal Reserve, the FDIC, the OCC, the Internal Revenue Service and state taxing authorities. The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

The primary goals of the Bank regulators are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy. In furtherance of these goals, Congress had created several largely autonomous regulatory agencies and enacted numerous laws that govern banks, bank holding companies and the banking industry. In 2010, the Dodd-Frank act established the CFPB. The CFPB was largely established due to the financial crisis of 2007. The CFPB consolidates most Federal consumer financial protection authority in one place.

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

Regulatory Reform. As mentioned above, on July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which comprehensively reforms the regulation of financial institutions, products and services. Many of the provisions of the Dodd-Frank Act noted in this section are also discussed in other sections below. Furthermore, many of the provisions of the Dodd-Frank Act required study or rulemaking by other agencies, a process which has taken several years to fully implement.

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

SOLERA NATIONAL BANCORP, INC.

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

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  With respect to Solera National Bancorp, Inc., rebuttable control is presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities.

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

SOLERA NATIONAL BANCORP, INC.

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

The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations.  FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if

SOLERA NATIONAL BANCORP, INC.

those activities caused a substantial loss to a depository institution.  The penalties can be as high as $1 million for each day the activity continues, up to a maximum of $5 million.  FIRREA also expanded the scope of individuals and entities against which such penalties may be assessed.

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

Solera National Bank

Solera National Bank is subject to the supervision, examination and reporting requirements of the National Bank Act and the regulations of the OCC and CFPB.  The OCC regularly examines the Bank’s operations and has the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  The OCC also has the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Solera National Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.  The Bank’s deposits are insured by the FDIC to the maximum extent provided by law.

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

SOLERA NATIONAL BANCORP, INC.

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

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within its jurisdiction, the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its assessment area, including low- and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Because the Bank’s aggregate assets are currently less than $250 million, under the Community Reinvestment Act, it is subject to a Community Reinvestment Act examination only once every 48 months. We received a satisfactory rating on our first examination in 2010, which is the only examination we have been subject to to-date. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	the Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal and state agencies charged with the responsibility of implementing these federal and state laws.

The loan and deposit operations of Solera National Bank are subject to:

•	the Truth-in-Savings Act, requiring clear and uniform disclosures of rates of interest and fees;

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

•	the Ability to Repay and Qualified Mortgage (ATR/QM) rule, that applies to all closed-end residential mortgage loans; and

•	other rules and regulations of the various federal and state agencies charged with the responsibility of implementing these federal and state laws.

Dividends.  Solera National Bank is required by federal law to obtain prior approval of the OCC for payments of dividends if the total of all dividends declared by its Board of Directors in any year will exceed its net profits earned during

SOLERA NATIONAL BANCORP, INC.

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

SOLERA NATIONAL BANCORP, INC.

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

Concentrated Commercial Real Estate Lending Regulations.  The OCC, along with the Federal Reserve and the FDIC, has promulgated guidance governing financial institutions with concentrations in commercial real estate lending.  The guidance provides that a bank has a concentration in commercial real estate lending if (i) total reported loans for construction, development, and other land represent 100% or more of total risk-based capital or (ii) total reported loans secured by multifamily and non-owner occupied, non-farm non-residential properties and loans for construction, development, and other land represent 300% or more of total risk-based capital and the outstanding balance of such loans has increased 50% or more during the prior 36 months.  At December 31, 2013, Solera National Bank’s ratios were 6% and 88%, respectively, well below the regulatory guideline for highly concentrated loans in commercial real estate. If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, and increasing capital requirements.

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

SOLERA NATIONAL BANCORP, INC.

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

Bank Secrecy Act. Congress enacted the Bank Secrecy Act (“BSA”) as a tool for the U.S. government to help identify the source, volume, and movement of currency and other monetary instruments transported or transmitted into and out of the United States or deposited in financial institutions. These records enable law enforcement and regulatory agencies to pursue investigation of criminal, tax, and regulatory violations, if warranted, and provide evidence useful in prosecuting money laundering and other financial crimes. The Money Laundering Control Act augmented the BSA’s effectiveness by directing banks to establish and maintain procedures reasonably designed to ensure and monitor compliance with the reporting and recordkeeping requirements of the BSA. The Annunzio-Wylie Anti-Money Laundering Act (“AML”) further strengthened the sanctions for BSA violation and the role of the U.S. Treasury.  In addition, the Suspicious Activity Report (“SAR”) was developed in 1996. All banking organizations are required to file a SAR whenever a known or suspected criminal violation of federal law or a suspicious transaction related to money laundering activity or a violation of the BSA is detected. The Office of Foreign Asset Control (“OFAC”) requirements are separate and distinct from the BSA, but both OFAC and the BSA share a common national security goal. Solera National Bank has BSA, AML, and OFAC compliant policies, procedures and programs.

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

SOLERA NATIONAL BANCORP, INC.

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

SOLERA NATIONAL BANCORP, INC.

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

The Company faces a potential proxy contest at the 2014 annual meeting of stockholders. The outcome of this contest could have substantial impact on the strategic direction of the Company and the Company's financial performance.
On February 20, 2014, Michael D. Quagliano, the largest stockholder of the Company, owning approximately 22% of our common stock, filed Amendment No. 2 to Schedule 13D to alert the Company and other stockholders that he is likely to propose a slate of nominees for election as directors at the Company's 2014 Annual Meeting to be held on May 22, 2014. He has subsequently presented the Company with a slate of nominees. Additionally, Mr. Quagliano has proposed an amendment to the bylaws of the Company to reduce the size of the board of directors. In addition, Ms. Kathleen Stout, the former executive vice president of the Company and the former President of its residential mortgage department, also provided the Company with notice of her intent to nominate other persons to the board of directors at our 2014 annual meeting of stockholders.

The Company could incur significant legal fees and proxy solicitation expenses in connection with these matters. Further, the Company could be adversely impacted as a result of its limited resources and significant attention of its management being temporarily diverted from day-to-day business operations. This conflict could also adversely impact the perception of the stability of the Bank by regulators, depositors and our stockholders.

Changes in interest rates can result in volatility of our mortgage banking revenues and earnings.
The Bank's residential mortgage banking activity constitutes a significant portion of its total operations. An increase in mortgage interest rates generally leads to a decrease in demand for mortgage loans, which reduces income from loans originated for sale to secondary market investors thereby adversely impacting our earnings. We experienced this in the second half of 2013. The Bank has developed a stress testing model to measure the correlation between changing interest rates and residential mortgage loan production. The stress testing model, along with our capacity planning model, assists management in making informed and timely decisions regarding appropriate staffing levels in the mortgage operations department. However, there can be no guarantee that we will be able to adjust staffing levels sufficiently to avoid operating losses during periods of low volume production.

SOLERA NATIONAL BANCORP, INC.

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

Periods of weakened market conditions could materially and adversely affect the credit quality of our loans, and therefore, our results of operations and financial condition. Weakened financial market and economic conditions during 2008-2011 negatively impacted the Company’s operations during that time.

Weakness in the economic environment could reduce our customer base and demand for financial products such as loans.
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

We continue to hold other real estate owned (“OREO”) properties, which has led to increased operating costs and vulnerability to declines in real estate values.
In the ordinary course of our business, we foreclose and take title to the real estate that serves as collateral on defaulted loans. During 2013 and 2012, we incurred expenses related to the operation of two OREO properties we have held since 2010. We expect that our 2014 operating results will be negatively impacted as we continue to incur costs associated with owning and operating these properties. Further, we are subject to potential declines in market values associated with these properties which could lead to write-downs of the property’s value and a corresponding expense to our income statement. During 2013, one of our OREO properties experienced a decline in market value such that the property was considered partially impaired. We cannot predict, with certainty, how long it will take to dispose of these properties, or whether the properties will become further impaired.

The value of our available-for-sale investment securities may be negatively affected by changes in securities markets.
The market for some of the investment securities held in our portfolio has been somewhat volatile over the past several years. Volatile market conditions may detrimentally affect the value of these securities due to the perception of heightened credit and liquidity risks. As interest rates increase, the value of our investments would likely decline. There can be no assurance that declines in market value will not result in other than temporary impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income and capital levels.

SOLERA NATIONAL BANCORP, INC.

Departures of key personnel may impair the Bank’s operations and adversely affect the Company’s financial results.
Our success depends, in large part, on our ability to attract and retain key personnel. Competition for qualified personnel can be strong and we may not be able to hire or retain the key personnel that we depend upon for success. The unexpected loss of services of one or more key persons could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of finding qualified replacement personnel in a timely manner. Departures of key personnel may also result in significant charges to earnings as it did in 2013 with the departure of two senior executives.

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
Commercial real estate, commercial business, and construction lending usually involve higher credit risks than that of single-family residential lending. These types of loans involve larger loan balances to a single borrower or groups of related borrowers. Commercial real estate loans may be affected to a greater extent than residential loans by adverse conditions in real estate markets or the economy because commercial real estate borrowers’ ability to repay their loans depends on successful development of their properties, as well as the factors affecting residential real estate borrowers. Unlike larger banks that are more geographically diversified, we provide services primarily to the Front Range of Colorado. Due to our concentration of operations in the Front Range, we are dependent on the local economic conditions in our market area that could result in higher credit risks to us if the population or income growth along the Colorado Front Range is slower than projected. Our underwriting, review, and monitoring cannot eliminate all of the risks related to commercial real estate, commercial business, and construction lending loans.

Our allowance for loan and lease losses may be insufficient.
We maintain an allowance for loan and lease losses, which is a reserve established through a provision for probable loan and lease losses charged to expense. This allowance represents management’s best estimate of probable losses that may exist within the existing portfolio of loans. The determination of the appropriate level of the allowance for probable loan and lease losses inherently involves a high degree of subjectivity and requires us to make significant estimates and assumptions regarding current credit risks and future trends, all of which may undergo material changes.  Changes in economic conditions affecting the value of properties used as collateral for loans, problems affecting the creditworthiness of borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside our control, may require an increase in the allowance for probable loan and lease losses.  In addition, bank regulatory agencies periodically review our allowance for loan and lease losses and may require an increase in the provision for probable loan and lease losses or the recognition of further loan charge-offs, based on judgments different than those of management.  If charge-offs in future periods exceed the allowance for probable loan losses, we will need additional provisions to increase the allowance for probable loan losses.  Any increases in the allowance for probable loan losses will result in a decrease in net income and could have a material adverse effect on our financial condition and results of operations.

SOLERA NATIONAL BANCORP, INC.

Substantial changes to mortgage banking rules and regulations may expose our mortgage lending department to increased operational and compliance risk.
The CFPB has issued a rule designed to clarify how lenders can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet the definition of “qualified mortgage’ will be presumed to have complied with the new ability-to-repay standard. The CFPB’s rule on qualified mortgages and similar rules could limit our ability to make certain types of loans or loans to certain borrowers, or could make it more expensive and time-consuming to make these loans, which could limit our growth or profitability.

We may be required to repurchase residential mortgage loans which may result in losses or reduction in capital.
The Bank, through its residential mortgage department, routinely sells residential mortgage loans to various third party investors. The Bank may be required under repurchase obligations, to repurchase a loan in the event of failure to timely cure a material breach, or to repay the gain on sale if there is an early payment default. If an investor executes its repurchase obligation provision, the Bank would have the option to either include the loan in its loan portfolio and to service the loan during the period held, or to sell the loan. There can be no guarantee that the sale of such a loan would be at or above the carrying value of the loan, which would require immediate loss recognition and reduction of capital.

Funding to provide liquidity may not be available to us on favorable terms, or at all.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost.  The liquidity of Solera National Bank is used to make loans and to repay deposit liabilities as they become due or are demanded by customers. Liquidity policies and limits are established by the Board of Directors.  Management regularly monitors the overall liquidity position of the Bank to ensure that various alternative strategies exist to cover unanticipated events that could affect liquidity.  Management monitors guidelines to diversify the Bank’s funding sources to avoid concentrations in excess of Board-approved policies.  Funding sources include primarily federal funds purchased and deposits.  The Bank is also a member of the Federal Home Loan Bank System, which provides funding through collateralized advances to members.

We maintain a portfolio of investment securities that can be used as a secondary source of liquidity.  There are other sources of liquidity available to us should they be needed.  These sources include sales of loans, and our ability to acquire additional national market, non-core deposits.  The Bank can also borrow from the Federal Reserve’s discount window.

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
We are required by regulatory authorities to maintain adequate levels of capital to support our operations. To support our continued growth, or replenish capital as a result of losses, we may need to raise additional capital. Our ability to raise additional capital, if needed, will depend in part on conditions in the capital markets at that time, which are outside our control. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand operations through internal growth and acquisitions could be materially impaired. In addition, if we decide to raise additional equity capital, the share ownership of our existing stockholders would likely be diluted.

The liquidity of our common stock is affected by its limited trading market.
The Company’s shares do not, at this time, qualify for listing on any national securities exchange and trading volume is limited. We cannot assure investors that our shares will ever be listed on a national securities exchange.  However, our shares are traded over-the-counter (OTCQB) and several broker/dealers make a market in our common stock.  Because our shares are not listed on a national securities exchange, we cannot assure you that a broadly followed, established trading market for our common stock will ever develop or be maintained.  The absence of an active trading market reduces liquidity, and we believe our low trading volume has had an adverse effect on the market prices of our shares.  The trading price of our common stock may also be affected by numerous other factors, including, but not limited to trends in our industry and expectations of future financial performance regardless of our actual operating performance.

SOLERA NATIONAL BANCORP, INC.

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
We rely on third-party service providers for much of our communication, information, operating and financial control systems technology, including our internet banking services and data processing systems. The failure of these vendors to perform in accordance with the terms of a service agreement for any reason could be disruptive to our operations, which could have a material adverse impact on our business and, in turn, our financial condition and results of operations. Additionally, a breach of the vendor’s technology may also cause reimbursable loss to our consumer and business customers, through no fault of our own. Liability arising from such a security breach or fraud attack could have a material adverse impact on our business and, in turn, our financial condition and results of operations.

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
Bank holding companies (BHCs) and national banking associations operate in a highly regulated environment and are subject to supervision, regulation and examination by various federal regulatory agencies, as well as other governmental agencies in the states in which they operate. Federal and state laws and regulations govern numerous matters including changes in the ownership or control of banks and BHCs, maintenance of adequate capital, the financial condition of the Company, permissible types, amounts and terms of extensions of credit and investments, permissible non-banking activities, the level of reserves against deposits and restrictions on dividend payments. The OCC possesses cease and desist powers to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to BHCs. These and other restrictions limit the manner in which we may conduct business.

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

SOLERA NATIONAL BANCORP, INC.

We face risks associated with acquisitions or mergers.
As our Bank continues to grow, we may pursue, or be a party to, an acquisition or merger opportunity. Mergers and acquisitions bring risks, which may include, among other things:

•	difficulty of integrating the personnel, operations and systems of an acquired entity;

•	possible loss of key employees and customers of the acquired or merged entity;

•	potential disruption of our ongoing business;

•	difficulty in estimating the value of the acquired or merged entity;

•	inability of management to successfully execute the strategy associated with the acquisition or merger; and

•	potential changes in banking or tax laws or regulations that may affect the combined entity.
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

During 2013, the Bank received approval from the OCC for the expansion of Bank operations to include a full-service branch in our existing Boulder office space, and approval to open a full-service branch in an office building leased in the Cherry Creek neighborhood of Denver. Subsequently, market conditions changed such that expansion was not considered an attractive option for the Company. Termination charges for our planned expansion efforts are included in other general and administrative expenses on our Consolidated Statements of Operations and Comprehensive (Loss) Income.

Our financial statements are based in part on assumptions and estimates, which, if wrong, could cause unexpected losses in the future.
Pursuant to U.S. generally accepted accounting principles, we are required to use certain assumptions and estimates in preparing our financial statements, including in determining the allowance for loan and lease losses and the fair value of certain assets and liabilities, among other items. If assumptions or estimates underlying our financial statements are incorrect, we may experience material losses. For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies.”

Our certificate of incorporation and bylaws, and the employment agreements of our executive officers, contain provisions that could make a takeover more difficult.
Our certificate of incorporation and bylaws include provisions designed to provide our Board of Directors with time to consider whether a hostile takeover offer is in our and our stockholders’ best interests, and could be utilized by our Board of Directors to deter a transaction that would provide stockholders with a premium over the market price of our shares.  These provisions include the availability of authorized, but unissued shares for issuance from time to time at the discretion of our Board of Directors; bylaw provisions enabling our Board of Directors to increase the size of the board and to fill the vacancies created by the increase; and bylaw provisions establishing advance notice procedures with regard to business to be presented at a stockholder meeting or director nominations.

In addition, there are “change in control” provisions in the employment agreements of certain executive officers providing for lump-sum cash payments based on the officers' base compensation which may be a financial disincentive to any party desiring to obtain control of the Company.

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

SOLERA NATIONAL BANCORP, INC.

Our directors and executive officers could have the ability to influence stockholder actions in a manner that may be adverse to your personal investment objectives.
As of March 10, 2014, our directors and executive officers owned, or had voting rights on 273,525 shares of our common stock, which represents 10.3% of the number of shares outstanding.  Additionally, we issued warrants to our initial organizers and stock options to our directors and executive officers.  If our executive officers and directors exercised all of their warrants, our directors and executive officers would own shares upon exercise representing as much as 15.9% of our then existing outstanding common stock. Moreover, although all of the stock options are not immediately exercisable by their terms, upon exercise of the stock options granted or vesting of restricted stock granted to our directors and executive officers, our directors and executive officers would own shares upon exercise/vesting representing as much as 24.8% of our then existing outstanding common stock based on number of shares outstanding.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Bank’s main office, which is also the principal executive office of the Company, is located at 319 South Sheridan Boulevard, Lakewood, Colorado 80226. The Bank occupies a 6,218 square foot one-story freestanding building. The Bank also leases 3,518 square feet of space in Lakewood, Colorado that serves as administrative offices for our executive management, accounting and marketing functions. Additionally, the Bank has five residential mortgage loan production offices located in Colorado including, Boulder, two in Colorado Springs, the Denver Tech Center and Durango. The Bank has entered into lease agreements with respect to each of these locations. The aggregate commitments under the leases are set forth in Note 9 to the Consolidated Financial Statements included in this Form 10-K. Management anticipates adding additional leased space in 2014 to accommodate expected growth.

Item 3. Legal Proceedings

On March 12, 2014, Solera National Bancorp, Inc. filed a lawsuit against Mr. Michael D. Quagliano, John Frew, Lars Johnson, Jackson Lounsberry, Carlyle F. Griffin, Drew Quagliano and Melissa Allen (the "defendants") asserting that Mr. Quagliano failed to provide complete and proper notice as required by the Company's bylaws concerning the notice he delivered to the Company on February 20, 2014. The notice contained information concerning Mr. Quagliano's intention to nominate the defendants for election as directors at the Company's 2014 Annual Meeting of Stockholders. The Company seeks a declaratory judgment that the defendants have not complied with the Company's bylaws relating to the nomination of candidates for election as directors, that the defendants cannot stand for election at the meeting and that the election of any defendant as a director at the meeting would be invalid and of no effect. The case was filed in the Jefferson County, Colorado district court.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Price of Common Stock

The Company’s common stock is traded over the counter under the symbol “SLRK”. Corporate Stock Transfer is the Company’s transfer agent and registrar, and is able to respond to inquiries from stockholders on its website: www.corporatestock.com or at its mailing address: 3200 Cherry Creek Drive South, Suite #430, Denver, CO 80209. The

SOLERA NATIONAL BANCORP, INC.

following table sets forth the high and low sales prices of our stock for the periods indicated below. The table reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Year Ended December 31, 2013:	High	Low
First Quarter	$5.60	$5.45
Second Quarter	$9.25	$5.45
Third Quarter	$7.80	$7.15
Fourth Quarter	$7.25	$5.62

Year Ended December 31, 2012:	High	Low
First Quarter	$4.00	$3.30
Second Quarter	$4.95	$4.00
Third Quarter	$4.75	$4.35
Fourth Quarter	$5.00	$4.75

Holders

    As of March 6, 2014, there were approximately 660 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

During 2013, there was no publicly announced plan to repurchase stock.

The following table provides information with respect to purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our voting common stock during the fourth quarter of 2013.

SOLERA NATIONAL BANCORP, INC.

	Total Shares Purchased (1)	Average Price Paid per Share
October 1 to October 31, 2013	—	$—
November 1 to November 30, 2013	—	—
December 1 to December 31, 2013	14,208	$7.20

(1) These shares relate to the net settlement by employees related to vested, restricted stock awards. Net settlements represent instances where employees elect to satisfy their income tax liability related to the vesting of restricted stock through the surrender of a proportionate number of their vested shares to the Company.

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

In December 2012, the Company launched a residential mortgage division with approximately 50 employees in five loan production offices including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango. As of December 31, 2013, the Bank had 84 full-time equivalent employees compared to 63 full-time equivalent employees as of December 31, 2012.

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

SOLERA NATIONAL BANCORP, INC.

The following discussion focuses on the Company’s financial condition and results of operations during the years ended December 31, 2013 and 2012, presented on a consolidated basis.

As of December 31, 2013, on a consolidated basis, the Company had total assets of $169.7 million, net loans of $78.2 million, total deposits of $132.8 million, and stockholders’ equity of $17.0 million.

Critical accounting policies

This discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of the financial statements. Actual results may differ from these estimates under different assumptions or conditions. The following is a summarized description of the Company’s significant accounting policies used in the preparation of the accompanying consolidated financial statements. Please see Note 1 of the Notes to Consolidated Financial Statements contained in “Item 8. Financial Statements and Supplementary Data” beginning on page F-8 of this Annual Report on Form 10-K for a more complete description of our significant accounting policies.

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

The Company has established a formal process for determining an adequate allowance for loan and lease losses. The allowance for loan and lease losses calculation has two components. The first component represents the allowance for loan and lease losses for impaired loans; that is loans where the Company believes collection of the contractual principal and interest payments is not probable. The second component represents contingent losses - the estimated probable losses inherent within the portfolio due to uncertainties. Factors considered by management to estimate inherent losses include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the level of the allowance in relation to the Bank’s peer group; 4) the levels and trends in non-performing and past due loans; and 5) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management. The recorded allowance for loan and lease losses is the aggregate of the impaired loans component and the contingent loss component.

At December 31, 2013, the Company had an allowance for loan and lease losses of $1.1 million. Management believes that this allowance for loan and lease losses is adequate to cover probable losses based on all currently available evidence. Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio. Additional provisions for loan losses may need to be recorded if the economy declines, the loan portfolio continues to increase, asset quality deteriorates, or the loss experience changes. Also, federal regulators, when reviewing the Bank’s loan portfolio in the future, may require the Bank to increase the allowance for loan and lease losses. Any increase in the allowance for loan and lease losses would have an adverse effect on earnings. An analysis of the allowance for loan and lease losses as well as its allocation among certain categories of the loan portfolio can be found in Part I - Item 1. Business - Asset Quality, above.

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

SOLERA NATIONAL BANCORP, INC.

Additionally, the Company may grant restricted stock awards. These stock awards may vest based on a performance or service condition. For awards that vest based on a service condition, the compensation expense is recognized over the service period based on the grant-date fair value of the award (as determined by the quoted market price on the date of grant). For awards that vest based on a performance condition, the expense is recognized based on the number of awards that are expected to vest based on then-current projections. Should these expectations change in future periods, additional expense could be recorded or expense previously recorded could be reversed. Prior to the vesting of stock awards, each restricted stock grantee shall have the rights of a stockholder with respect to voting and dividend rights of the granted stock.

Estimation of fair value

The estimation of fair value is significant to a number of the Company’s assets, including available-for-sale investment securities, loans held for sale, interest rate lock commitments, forward sales commitments and other real estate owned. These are all recorded at either fair value or at the lower of cost or fair value. Furthermore, accounting principles generally accepted in the United States require disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements. Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of yield curves.

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

Comparative Results of Operations for the years ended December 31, 2013 and 2012

Net loss for the twelve months ended December 31, 2013 was $656,000, or $(0.26) per share, compared to net income of $281,000, or $0.11 per share, for the twelve months ended December 31, 2012.  The $937,000 decrease was primarily due to the following items, slightly offset by improved performance of our core banking operations:

•	$442,000 in severance costs during the fourth quarter of 2013 and the retirement of our former CEO in the third quarter of 2013.

•
$358,000 in restructuring charges incurred during the fourth quarter of 2013 to terminate a facility lease and suspend plans to convert our Boulder loan production office into a full-service banking facility. These strategic decisions were made to reduce future costs by significantly scaling back previous plans to expand the Bank's residential mortgage lending business as the fourth quarter of 2013 saw retail single-family loan originations decline to their lowest level in five years.

•	$169,000 in charge-offs related to our OREO properties during 2013.

•	$50,000 in data processing charges incurred to integrate the deposits we acquired during the second quarter of 2013.

When comparing other key metrics from 2013 to 2012, some items are significantly higher due to our residential mortgage department which began operating during the first quarter of 2013. More specifically, noninterest income increased $6.4 million in 2013 compared to 2012 primarily due to the gain on residential mortgage loans sold. Similarly, employee compensation and benefits increased $5.9 million in 2013. Of that, $5.4 million relates to salaries and commissions paid to

SOLERA NATIONAL BANCORP, INC.

employees of our residential mortgage division. These and other changes are described in more detail in the ensuing discussion.

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

($ in thousands)	2013			2012
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees (1) (2)	$68,683	$3,577	5.21%	$58,309	$3,272	5.61%
Loans held for sale	10,875	402	3.70	—	—	—
Investment securities (3)	77,353	1,761	2.28	84,920	2,013	2.37
FHLB and FRB stocks	2,099	67	3.19	1,162	40	3.43
Federal funds sold	720	2	0.24	773	2	0.22
Interest-bearing deposits with banks	257	7	2.94	356	8	2.19
Total interest-earning assets	159,987	$5,816	3.64%	145,520	$5,335	3.67%
Noninterest-earning assets	8,358			5,941
Total assets	$168,345			$151,461
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$52,544	$241	0.46%	$57,052	$350	0.61%
Interest-bearing checking accounts	9,297	68	0.73	8,621	73	0.84
Time deposits	60,267	748	1.24	53,999	717	1.33
Other borrowings	110	—	0.48	524	5	0.95
Short-term FHLB advances	13,113	27	0.21	—	—	—
Long-term FHLB advances	7,947	133	1.68	8,025	131	1.63
Total interest-bearing liabilities	143,278	$1,217	0.85%	128,221	$1,276	1.00%
Noninterest-bearing checking accounts	5,212			3,187
Noninterest-bearing liabilities	686			439
Stockholders' equity	19,169			19,614
Total liabilities and stockholders' equity	$168,345			$151,461
Net interest income		$4,599			$4,059
Net interest spread			2.79%			2.67%
Net interest margin			2.88%			2.79%

(1) The loan average balances and rates include nonaccrual loans.

SOLERA NATIONAL BANCORP, INC.

(2) Net loan origination costs of $58,000 and $3,000 for the twelve months ended December 31, 2013 and 2012, respectively, are included in the yield computation.
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

Table 2

($ in thousands)	Year-ended December 31, 2013 compared to the Year-ended December 31, 2012
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$305	$(207)	$512
Loans held for sale	402	—	402
Investment securities	(252)	(77)	(175)
FHLB and FRB stocks	27	(3)	30
Federal funds sold	—	—	—
Interest-bearing deposits with banks	(1)	(1)	—
Total interest income	$481	$(288)	$769
Interest expense:
Money market and savings deposits	$(109)	$(83)	$(26)
Interest-bearing checking accounts	(5)	(11)	6
Time deposits	31	(40)	71
Other borrowings	(5)	(2)	(3)
Short-term FHLB advances	27	—	27
Long-term FHLB advances	2	3	(1)
Total interest expense	$(59)	$(133)	$74
Net interest income	$540	$(155)	$695

For the twelve months ended December 31, 2013, the Company’s net interest income increased $540,000, or 13%, compared to the twelve months ended December 31, 2012 contributing to a nine basis point increase in net interest margin which was 2.88% for the twelve months ended December 31, 2013. Most notable was the $402,000 increase in interest income from loans held for sale due to new residential mortgage banking operations and the $305,000 increase in interest income on loans primarily due to the $10.4 million increase in average loan balance for the twelve months ended December 31, 2013 compared to the same period in the prior year. These increases were partially offset by an unfavorable decrease in interest income on investment securities, which decreased $252,000, primarily due to a decrease in average balances (down $7.6 million) but also partially due to a decrease in yield (down 9 basis points). The average yield on loans decreased 40 basis points from a year ago as the Bank continues to be impacted by low interest rates and strong competition for well-qualified borrowers that demand competitive rates. The $27,000 increase in interest and dividends on bank stocks primarily relates to increased ownership of FHLB stock which correlates to increased business activity as we utilize overnight borrowings from the FHLB primarily to fund residential mortgage loans held for sale.

Although we experienced decreases in yields on our interest-earning assets, we were also able to reduce rates on our interest-bearing liabilities which enabled us to improve our net interest spread to 2.79% for the twelve months ended December 31, 2013 from 2.67% for the same period of the prior year. Overall, the cost of interest-bearing liabilities decreased 15 basis points from the prior year.  Contributing most significantly to this decline was the $109,000 decrease in interest expense related to money market and savings deposits as a result of lowering deposit rates across all balance tiers.  The volume of short-term

SOLERA NATIONAL BANCORP, INC.

FHLB advances increased significantly during 2013, primarily to support the Company's increase in loans held for sale, as mentioned above. Additionally, the Bank had an increase in time deposits, which, on average, increased $6.3 million to further support the increase in loans.

Provision and Allowance for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  During both 2013 and 2012, we did not recognize any provision for loan and lease losses reflecting improved asset quality.   There were no impaired loans as of December 31, 2013 compared to $13,000 as of December 31, 2012. See additional discussion below under Financial Condition, Loans.

Information regarding the calculation of the loan and lease loss provision, the factors considered by the Company in establishing the reserves and the quality of the Bank’s loan portfolio are included in the section of this Report titled “Part I - Item 1. Business - Asset Quality.”

Noninterest Income

Noninterest income for the twelve months ended December 31, 2013 was $7.4 million, an increase of $6.4 million from $1.0 million for the twelve months ended December 31, 2012.  The most notable increase in noninterest income was due to the $6.6 million of gain on residential mortgage loans sold to secondary market investors. Additionally, the Company recognized $135,000 of gains on the sale of the guaranteed portion of SBA 7(a) loans. The Company sold securities for gains of $387,000 during 2013 compared to $730,000 in 2012.

The following table summarizes the Bank's residential mortgage loan activity during the first twelve months of 2013. It should be noted the Bank's mortgage department was formed during the fourth quarter of 2012 so no material activity existed before the first quarter of 2013.

($ in thousands)	Q1 2013	Q2 2013	Q3 2014	Q4 2013	YTD 2013
Gain on Loans Sold	$1,414	$2,487	$1,563	$1,151	$6,615
Average Service Release Premium	2.37%	2.65%	2.36%	2.57%	2.51%
Residential Mortgage Loans Originated	$52,137	$86,091	$62,265	$37,857	$238,350
Residential Mortgage Loans Sold	$33,096	$88,125	$69,699	$39,659	$230,579
Purpose of Loan: (1)
Purchase	72%	64%	81%	77%	70%
Refinance	28%	36%	19%	23%	30%
(1) indicates the percentage of loans originated during the period

Refinancing activity slowed significantly during the third and fourth quarters of 2013 due to the rise in longer-term interest rates. Additionally, a seasonal slow-down in originations for home purchases occurred during the fourth quarter. We expect originations for home purchases to remain lower, primarily due to seasonal trends, during the first quarter of 2014. Additionally, we expect refinancing activity to be significantly lower in 2014 as most economic forecasts expect longer-term interest rates to remain stable or increase slightly throughout 2014. Given the lower volumes experienced in the second half of 2013 and the forecast for 2014, management has taken action during the first quarter of 2014 to right-size the mortgage department.

Noninterest Expense

Our total noninterest expense for the twelve months ended December 31, 2013 was $12.7 million, which was $7.8 million, or 162%, higher than the $4.8 million for the twelve months ended December 31, 2012. The reasons for this increase are discussed in more detail below.

Employee Compensation and Benefits
Employee compensation and benefit expense increased $5.9 million due to an additional 61 employees, from an average of 25 full-time equivalent employees during 2012 to an average of 86 for 2013. The majority of these

SOLERA NATIONAL BANCORP, INC.

new employees related to the residential mortgage department. Total employee compensation and benefits for the mortgage department was $5.4 million. This included nonrecurring items of $164,000 for severance costs and $55,000 for the accelerated vesting of restricted stock awards. Many of the mortgage department's employees have commission-based pay that increases or decreases based on the volume of loans closed.

For the community banking department, employee compensation and benefits increased $496,000, which partially related to an increase in the number of employees (from 25 at December 31, 2012 to 32 at December 31, 2013) and partially related to the approximately $278,000 incurred in conjunction with the retirement of our former CEO and severance associated with other employees during the year.

Occupancy
Occupancy expense increased $533,000 due to the addition of five locations associated with residential mortgage operations. During the fourth quarter of 2013, the Bank terminated an office building lease agreement which was expected to commence during the first quarter of 2014. This space was expected to replace our corporate offices, provide space for commercial bankers and mortgage loan officers, as well as back-office operations. For now, our corporate offices are being leased on a month-to-month basis. Occupancy expense is expected to increase in 2014 as we add additional leased space to accommodate expected growth. However, the increase is not expected to be significant.

Professional Fees
Professional fees increased $52,000, or 12%, due primarily to the mortgage department, whose total professional fees were $46,000 for 2013. The fees related to costs incurred for internal audits, professional consulting fees and to a lesser extent, legal fees.

Other General and Administrative Expenses:

			Total Company		Increase/(Decrease)
($ in thousands)	2013 Segment Detail		Year Ended December 31,		Community Banking
Other general and administrative expenses:	Community Banking	Mortgage Banking	2013	2012	2013 vs 2012
Data processing	$385	$208	$593	$319	$66
Other loan expenses	48	286	334	90	(42)
Marketing and promotions	122	91	213	107	15
Regulatory and reporting fees	132	1	133	131	1
Directors’ fees	126	—	126	101	25
FDIC assessment	122	—	122	152	(30)
Telephone/communication	60	51	111	48	12
Travel and entertainment	56	42	98	42	14
OREO expense	60	—	60	55	5
Printing, stationery and supplies	47	33	80	45	2
Training, education and conferences	23	33	56	14	9
Insurance	47	8	55	47	—
Dues and memberships	32	15	47	35	(3)
Core deposit intangible amortization	39	—	39	—	39
Postage and shipping	12	21	33	13	(1)
ATM and debit card fees	22	—	22	16	6
Franchise taxes	12	—	12	15	(3)
Operating losses / legal settlements	527	23	550	138	389
Miscellaneous other	11	—	11	11	—
Total	$1,883	$812	$2,695	$1,379	$504

SOLERA NATIONAL BANCORP, INC.

Given that the mortgage banking department was newly formed in 2013, there are no comparative results to discuss. As such, the above table has been organized to isolate the portion of the 2013 cost that relates to the mortgage department. The following discussion provides a brief description of the significant expenses incurred by the mortgage department. Following that discussion, is an itemized discussion of the most significant changes in other general and administrative expenses for the community banking department.
Discussion of significant mortgage banking expenses:
Data processing - This item includes software costs for the mortgage department's key systems and programs.
Other loan expenses - This item includes the costs of credit reports, background checks and other quality control fees such as, but not limited to, property inspections and flood certifications. It also includes the cost of third-party review of closed loans, and canceled, denied and withdrawn loans. Finally, it also includes the cost for servicing residential mortgage loans retained in the Bank's loan portfolio.
Operating losses/legal settlements - This item includes closings costs that we were unable to collect from the borrower as they were not disclosed timely. The problem related to a system glitch in our loan processing program and has since been corrected.

Discussion of significant changes from 2012 to 2013 in other general and administrative expenses for the community banking department:

A)
The $66,000 increase in data processing was primarily due to a nonrecurring charge of $50,000 incurred to integrate the deposits acquired from a branch of Liberty Savings Bank, FSB during the second quarter of 2013;

B)
The $42,000 decrease in other loan expenses related primarily to a refund obtained in 2013 from a customer for collection fees incurred in 2012 and lower costs incurred for the management of special assets;

C)	The $15,000 increase in marketing and promotion expenses and the $14,000 increase in travel and entertainment were due to increased business development efforts;

D)
The $25,000 increase in directors' fees correlates with an increase in the number of meetings held in 2013 and additional fees paid in connection with a special sub-committee of the board formed to help hire our new CEO;

E)	The $30,000 decrease in FDIC assessments was due to lower assessment rates in 2013 due to improved ratings and improved asset quality;

F)	The $12,000 increase in telephone/communication expense and the $9,000 increase in training, education and conferences correlate with the increase in number of employees;

G)	The $39,000 associated with the amortization of our core deposit intangible related to the acquisition of deposit accounts in June 2013;

H)	The $527,000 of operating losses and legal settlements in 2013 relates to:

•
restructuring charges of $358,000 related to the termination of a building lease and costs related to suspending plans to expand the Company's Boulder loan production office into a full-service banking facility; and

•	charge-offs and valuation allowances related to our OREO properties totaling $169,000

Operating losses and legal settlements in 2012 primarily relates to the settlement of a legal action.

Income Taxes

No federal or state tax expense was recorded for the twelve months ended December 31, 2013 and 2012, based upon net operating loss carry-forwards that can be used to offset approximately $4.6 million and $3.7 million, respectively, of taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at December 31, 2013 and 2012 was $0.

SOLERA NATIONAL BANCORP, INC.

Key ratios

Ratio	December 31, 2013	December 31, 2012
Return on Average Assets	(0.39)%	0.19%
Return on Average Equity	(3.42)%	1.43%
Average Equity to Average Assets	11.39%	12.95%

Financial Condition as of December 31, 2013 and 2012

At December 31, 2013, the Company had total assets of $169.7 million, a $15.8 million, or 10% increase from $153.9 million in total assets at December 31, 2012 primarily due to: a $19.6 million, or 32.9%, increase in gross loans, a $7.8 million increase in loans held for sale, and a $2.0 million additional investment in bank-owned life insurance, partially offset by a $14.9 million, or 17.6%, decline in investment securities, which were reduced to help fund the growth in loans.

As of December 31, 2013, stockholders’ equity was $17.0 million, a $3.0 million decrease versus $19.9 million at December 31, 2012.  The decrease was primarily due to the $2.6 million decrease in other comprehensive income related to changes in the fair value of available-for-sale securities, the $656,000 net loss, and the $298,000 of stock-based compensation expense related to the Company’s stock incentive plan for the twelve months ended December 31, 2013.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy approved by our Board of Directors.

At December 31, 2013, the Bank’s investment portfolio consisted of available-for-sale securities of $69.8 million. See Note 2 - Investments, of the Notes to Consolidated Financial Statements, for information on the composition, maturities and fair value of the portfolio.

Loans

As of December 31, 2013, gross loans were $79.2 million, an increase of $19.6 million, or 32.9%, from $59.6 million at December 31, 2012. Net loans were 46.1% and 38.2% of total assets at December 31, 2013 and 2012, respectively. The following table compares the Bank's loan activity during the first twelve months of 2013 with the activity from the first twelve months of 2012. We believe the strong loan demand during the first twelve months of 2013 is indicative of the improving economy in our market area and our enhanced business development efforts.

($ in thousands)	2013	2012
Beginning Balance - Gross Loans	$59,632	$55,645
New originations	35,269	21,528
Total principal payments	(15,661)	(17,541)
Ending Balance - Gross Loans	$79,240	$59,632

Principal balance of loans purchased	$517	$4,800
Principal balance of SBA 7(a) loans sold	$1,874	$2,388
Recognized gain on SBA 7(a) loans sold	$135	$149

See Note 4 - Loans, of the Notes to Consolidated Financial Statements, for more information on the composition of our loans. Also see Part 1 - Item 1. Business - Lending Services for additional information about the structure and maturities of our loan portfolio.

SOLERA NATIONAL BANCORP, INC.

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.

Allowance for Loan and Lease Losses

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.1 million, or 1.41% of outstanding principal as of December 31, 2013.  This compared to $1.1 million, or 1.78% of outstanding principal as of December 31, 2012. We did not recognize any provision expense during 2013 or 2012, reflecting continually improving asset quality.  See Note 5 - Allowance for Loan and Lease Losses, of the Notes to Consolidated Financial Statements, for more details about our allowance for loan and lease losses. Additionally, further discussion about our asset quality can be found in Part 1 - Item 1. Business - Asset Quality.

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At December 31, 2013, the Bank had a total of $2.3 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $488,100 in Federal Reserve Bank stock and $1.9 million in FHLB stock.  These investments allow the Bank to conduct business with these entities.  As of December 31, 2013, the Federal Reserve Bank stock was yielding an average annual rate of 6.0% and the FHLB stock was yielding an average annual rate of 2.3%. At December 31, 2012, the Bank had $532,400 in Federal Reserve Bank stock and $656,400 in FHLB stock. The large increase in FHLB stock made during 2013 is a direct result of increased borrowing activity with the FHLB to fund the residential mortgage department activity. As of December 31, 2012, the Federal Reserve Bank stock was yielding an average annual rate of 6% and the FHLB stock was yielding an average annual rate of 1.5%.

Nonearning Assets

     Premises and equipment, which includes furniture, fixtures, equipment and leasehold improvements, totaled $888,000 and $998,000 at December 31, 2013 and 2012, respectively, net of accumulated depreciation of $939,000 and $736,000, respectively.

As of December 31, 2013 and 2012, other real estate owned consisted of two properties carried at $1.7 million and $1.8 million, respectively, which approximates the properties’ fair values less estimated costs to sell.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Bank enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $21.0 million and $28.5 million as of December 31, 2013 and 2012, respectively. See Note 17 - Commitment and Contingencies, of the Notes to Consolidated Financial Statements, for more details about our off-balance-sheet commitments.

Interest Rate Lock Commitments and Forward Sales Commitments

As of December 31, 2013 and 2012, respectively, the Bank had $6.3 million and $16.7 million in interest rate lock commitments for residential mortgage loans that had been committed but not yet funded. See Note 3 - Loans Held for Sale and Interest Rate Lock Commitments and Note 17 - Commitments and Contingencies, of the Notes to Consolidated Financial Statements, for more information.

Deposits
     Deposits are the Company’s primary source of funds to support its earning assets. The Company has been able to effectively compete for deposits in its primary market areas by offering attractive interest rates and personalized service. Additionally, in June 2013, the Company successfully completed a deposit acquisition whereby the Bank assumed approximately $6 million of customer deposits, excluding certificates of deposit, and a nominal amount of overdraft lines of credit from Liberty Savings Bank’s Lakewood, Colorado branch. Information regarding the Company’s deposit mix as of

SOLERA NATIONAL BANCORP, INC.

December 31, 2013 and 2012 is included in the section above titled “Part I - Item 1. Business -Deposit Services.”

Borrowings

The Bank is a member of the FHLB of Topeka and, as a regular part of its business, obtains advances from this FHLB. As of December 31, 2013, the Bank had $8.5 million in fixed-rate, long-term borrowings from the FHLB and $9.8 million in variable-rate, overnight borrowings. Our short-term borrowings include overnight advances from the FHLB which are primarily used to fund loans held for sale. The following table is a summary of short-term borrowings for 2013. The table does not include information for 2012 as short-term borrowings were insignificant for the twelve months ended December 31, 2012.

($ in thousands)	2013
	Amount	Rate
At year-end	$9,808	0.19%
Average for the year	$13,113	0.21%
Maximum month-end balance	$29,077

See Note 11 - FHLB Advances, of the Notes to Consolidated Financial Statements, for more details about our borrowings.

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

Additionally, the Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS®, the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Bank to service its depositors’ needs.  As of December 31, 2013 and 2012, the Bank had $8.2 million and $6.2 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity.  The Bank does not intend to aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available.  Additionally, management does not anticipate the need to access capital markets to obtain additional liquidity in the near term, nor will the Bank seek to attract volatile, non-local deposits with above market interest rates.  As of December 31, 2013 and 2012, the Bank's loan to deposit ratio was 60% and 48%, respectively.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $67.9 million of available funding as of December 31, 2013, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $13.1

SOLERA NATIONAL BANCORP, INC.

million with three correspondent banks.  These lines either expire during 2014, or can be terminated at any time; however, it is not anticipated that these lines will be terminated and the Bank expects to be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis. As of December 31, 2013, the Company had no outstanding borrowings on these lines.

The Company had cash and cash equivalents of $2.3 million, or 1.4% of total assets, at December 31, 2013.  Additionally, the Company had $69.8 million in available-for-sale investment securities, or 41.2% of total assets, at December 31, 2013.   Management believes the Bank will have adequate liquidity to meet anticipated future funding needs.

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

Interest rate sensitivity refers to the responsiveness of interest-bearing assets and liabilities to changes in market interest rates. The rate sensitive position, or “gap,” is the difference in the volume of rate sensitive assets and liabilities at a given time interval. The general objective of gap management is to actively manage rate sensitive assets and liabilities in order to reduce the impact of interest rate fluctuations on the net interest margin. The Bank attempts to maintain a balance between rate sensitive assets and liabilities as the exposure period is lengthened to minimize the Bank’s overall interest rate risk. The Bank regularly evaluates the balance sheet’s asset mix in terms of several variables: yield, credit quality, appropriate funding sources and liquidity. The Bank’s Asset Liability Committee meets regularly to develop a strategy for future periods in order to effectively manage the Bank’s interest rate risk. As of December 31, 2013, the Bank had a small positive interest rate gap, meaning the Bank is positioned to increase net interest income in a rising rate environment.

Capital Adequacy

There are two primary measures of capital adequacy for banks: (i) risk-based capital guidelines, and (ii) the leverage ratio. The risk-based capital guidelines measure the amount of a bank’s required capital in relation to the degree of risk perceived in its assets and its off-balance-sheet items. Under the risk-based capital guidelines, capital is divided into two “tiers.” Tier 1 capital consists of common stockholders’ equity, noncumulative and cumulative perpetual preferred stock, and minority interests. Goodwill and other intangible assets are subtracted from the total. Tier 2 capital consists of the allowance for loan and lease losses, hybrid capital instruments, term subordinated debt and intermediate term preferred stock. Banks are required to maintain a minimum risk-based capital ratio of 8%, with at least 4% consisting of Tier 1 capital.

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

For the years ended December 31, 2013 and 2012, the Bank met all capital adequacy requirements and was considered well-capitalized for all three measures, as follows: (1) Total capital to risk-weighted assets were 15% and 19%, as of December 31, 2013 and 2012 respectively; (2) Tier 1 capital to risk-weighted assets were 14% and 18% at December 31, 2013 and 2012, respectively; and (3) Tier 1 capital to average assets were 10% and 11% at December 31, 2013 and 2012, respectively. Additionally, Solera National Bancorp, Inc. has approximately $1.8 million in cash as of December 31, 2013, down approximately $359,000 from $2.2 million at December 31, 2012. This cash can be used to purchase additional shares of the Bank’s common stock. Such transaction would immediately increase the Bank’s capital. See Note 21 to the Consolidated Financial Statements for more information as to our capital ratios and regulatory compliance.

On July 9, 2013, bank regulators approved the final rule to implement the Basel III regulatory capital reforms. The final rule becomes effective for the Bank beginning on January 1, 2015, as we are considered a non-advanced approaches bank.

SOLERA NATIONAL BANCORP, INC.

The final rule minimizes the impact on smaller, less complex financial institutions, although it does increase both the quantity and quality of capital required to be held in order to meet the minimum capital requirements. Based on management's initial review, we expect to exceed all capital requirements under the new rule. Some key highlights of the final rule as they pertain to the Bank include:
•A one-time irrevocable option to permanently exclude accumulated other comprehensive income from inclusion in regulatory capital.
•The residential mortgage risk-weighting approach in the notice of proposed rulemaking was removed in the final rule. Institutions will continue to use the existing risk-weighting approach.

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

As of December 31, 2013, Solera National Bancorp, Inc.’s management assessed the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, management has determined that the Company's internal control over financial reporting as of December 31, 2013, is effective.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Item 9B. Other Information

 None.

SOLERA NATIONAL BANCORP, INC.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 11. Executive Compensation

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

Item 14. Principal Accountant Fees and Services

    The required information for this item is incorporated by reference to the Company’s Proxy Statement for the 2014 Annual Meeting of Stockholders, since such Proxy Statement will be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company’s fiscal year pursuant to Regulation 14A.

SOLERA NATIONAL BANCORP, INC.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) Documents Filed as Part of this Report

(1) Financial Statements. The consolidated financial statements of Solera National Bancorp, Inc. are listed on the Index to Consolidated Financial Statements appearing on page F-1 of this Annual Report.

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
3.2(i)
Certificate of Amendment to the Certificate of Incorporation of Solera National Bancorp, Inc., dated June 3, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Current Report Form 8-K filed on June 6, 2013).

3.2(ii)	Amended and Restated Bylaws of Solera National Bancorp, Inc. dated July 15, 2013 (incorporated by reference to Exhibit 3.2(ii) to the Company’s Current Report on Form 8-K filed on July 31, 2013).
4.1	Specimen common stock certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
4.2
Form of Solera National Bancorp, Inc. Organizers’ Warrant Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

10.1+	Solera National Bancorp, Inc. 2007 Stock Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).
10.2
Lease Agreement dated June 16, 2006, by and between 319 South Sheridan LLC and Solera National Bancorp, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form SB-2 (No. 333-138042) filed on October 17, 2006).

10.3+
Executive Employment Agreement by and between Solera National Bank, Solera National Bancorp, Inc. and Douglas Crichfield (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 12, 2009).

10.4
Form of Consent Order dated March 18, 2010 issued by the Office of the Comptroller of the Currency in the matter of Solera National Bank and Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 19, 2010).

10.5+
Employment Agreement dated September 10, 2010 by and between the Company, the Bank and Robert J. Fenton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 14, 2010).

10.6	Stipulation and Consent to the Issuance of a Consent Order (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2010).
10.7	Amended Consent Order issued and effective December 16, 2010 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2010).
10.8	Termination of the Amended Consent Order dated June 29, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2012).
10.9+	Solera National Bancorp, Inc. 2012 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 24, 2012).

SOLERA NATIONAL BANCORP, INC.

(3) Exhibits - continued.

Number	Description
10.10
Asset Purchase Agreement among Solera National Bank, Residential Mortgage of Colorado, LLC, Kathleen A. Stout and Scott Hovey dated November 30, 2012 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2012).

10.11+
Executive Employment Agreement by and between Solera National Bank and Kathleen A. Stout (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 6, 2012).

10.12+	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 6, 2012).
10.13+	Form of Performance Based Restricted Stock Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 6, 2012).
10.14+	Form of Cash-Based Performance Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 6, 2012).
10.15
Purchase and Assumption Agreement between Liberty Savings Bank, FSB and Solera National Bank, dated as of February 15, 2013 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 20, 2013).

10.16+
Separation Agreement between Solera National Bancorp, Inc., Solera National Bank, Douglas Crichfield (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 5, 2013).

10.17	Separation Agreement between Solera National Bank and Kathleen A. Stout (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 10, 2014).+
14.1	Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 10-KSB filed on March 27, 2008).
21.1	Subsidiaries of Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Form 10-KSB for the year ended December 31, 2007).
23.1*	Consent of McGladrey LLP.
24.1	Powers of Attorney (incorporated by reference to Signature page attached hereto).
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act.
32.1*	Certification pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase
101.LAB**	XBRL Taxonomy Extension Label Linkbase
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase
101.DEF**	XBRL Taxonomy Extension Definition Linkbase document
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

SOLERA NATIONAL BANCORP, INC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Dated:	March 21, 2014	/s/ John P. Carmichael
John P. Carmichael President and Chief Executive Officer (Principal Executive Officer)

Dated:	March 21, 2014	/s/ Robert J. Fenton
Robert J. Fenton Executive Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

POWER OF ATTORNEY

Know all persons by these presents, that each person whose signature appears below constitutes and appoints John P. Carmichael or Robert J. Fenton as his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place, stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, including all amendments thereto, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

SOLERA NATIONAL BANCORP, INC.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ John P. Carmichael	President & Chief Executive Officer, Director	March 21, 2014
John P. Carmichael	(Principal Executive Officer)

/s/ Robert J. Fenton	Executive Vice President, Chief Financial Officer	March 21, 2014
Robert J. Fenton	(Principal Accounting and Financial Officer)

/s/ Norma R. Akers	Director	March 21, 2014
Norma R. Akers

/s/ Rob L. Alvarado	Director	March 21, 2014
Rob L. Alvarado

/s/ Maria G. Arias	Director	March 21, 2014
Maria G. Arias

/s/ Ron Eller	Director	March 21, 2014
Ron Eller

/s/ Robert M. Gallegos	Director	March 21, 2014
Robert M. Gallegos

/s/ Ronald E. Montoya	Director, Chairman	March 21, 2014
Ronald E. Montoya

/s/ Ray L. Nash	Director	March 21, 2014
Ray L. Nash

/s/ David N. Roberts	Director	March 21, 2014
David N. Roberts

/s/ Basil Sabbah	Director	March 21, 2014
Basil Sabbah

/s/ F. Stanley Sena	Director, Vice Chairman	March 21, 2014
F. Stanley Sena

/s/ Larry D. Trujillo	Director	March 21, 2014
Larry D. Trujillo

/s/ Kent C. Veio	Director	March 21, 2014
Kent C. Veio

SOLERA NATIONAL BANCORP, INC.

SOLERA NATIONAL BANCORP, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Solera National Bancorp, Inc.

We have audited the accompanying consolidated balance sheets of Solera National Bancorp, Inc. and subsidiary (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive (loss) income, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Solera National Bancorp, Inc. and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Denver, Colorado
March 21, 2014

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2013 AND 2012

($ in thousands, except share data)	2013	2012
ASSETS
Cash and cash equivalents	$2,342	$2,738
Interest-bearing deposits with banks	257	257
Investment securities, available-for-sale	69,839	84,710
Gross loans	79,240	59,632
Net deferred expenses/(fees)	46	175
Allowance for loan and lease losses	(1,116)	(1,063)
NET LOANS	78,170	58,744
Loans held for sale	7,951	180
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stocks	2,346	1,189
Bank-owned life insurance	4,316	2,067
Other real estate owned (OREO)	1,746	1,776
Premises and equipment, net	888	998
Accrued interest receivable	705	707
Other assets	1,117	531
TOTAL ASSETS	$169,677	$153,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$6,362	$3,387
Interest-bearing demand	10,559	8,218
Savings and money market	51,185	55,358
Time deposits	64,738	57,769
TOTAL DEPOSITS	132,844	124,732
Accrued interest payable	63	56
Accounts payable and other liabilities	1,487	668
FHLB advances	18,308	8,500
TOTAL LIABILITIES	$152,702	$133,956
COMMITMENTS AND CONTINGENCIES (see Notes 9, 17 and 18)
Stockholders' equity
Common stock (1)	$26	$26
Additional paid-in capital	26,558	26,206
Accumulated deficit	(8,015)	(7,359)
Accumulated other comprehensive (loss) income	(1,492)	1,068
Treasury stock, at cost, 14,208 shares in 2013, none in 2012	(102)	—
TOTAL STOCKHOLDERS' EQUITY	$16,975	$19,941
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$169,677	$153,897

(1) $0.01 par value; 10,000,000 shares authorized; 2,654,890 shares issued and outstanding at December 31, 2013, which includes 47,500 shares of unvested restricted stock; 5,000,000 shares authorized; 2,653,671 shares issued and outstanding at December 31, 2012, which includes 100,000 shares of unvested restricted stock.

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

($ in thousands, except share data)	2013	2012
INTEREST INCOME:
Interest and fees on loans	$3,577	$3,272
Interest on loans held for sale	402	—
Interest on investment securities	1,761	2,013
Dividends on FHLB and FRB stocks	67	40
Other interest income	9	10
TOTAL INTEREST INCOME	5,816	5,335
INTEREST EXPENSE:
Deposits	1,057	1,140
FHLB advances	160	131
Other	—	5
TOTAL INTEREST EXPENSE	1,217	1,276
NET INTEREST INCOME BEFORE PROVISION	4,599	4,059
Provision for loan and lease losses	—	—
NET INTEREST INCOME AFTER PROVISION	4,599	4,059
NONINTEREST INCOME:
Service charges and fees	106	73
Other income	159	96
Gain on loans sold	6,750	149
Gain on sale of available-for-sale securities, net	387	730
TOTAL NONINTEREST INCOME	7,402	1,048
NONINTEREST EXPENSE:
Employee compensation and benefits	8,426	2,516
Occupancy	1,033	480
Professional fees	503	451
Other general and administrative	2,695	1,379
TOTAL NONINTEREST EXPENSE	12,657	4,826
(LOSS) INCOME BEFORE INCOME TAXES	(656)	281
Provision for income taxes	—	—
NET (LOSS) INCOME	$(656)	$281
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX
Net change in unrealized (losses) gains on securities	(2,173)	1,291
Less: net gains included in net (loss) income	(387)	(730)
OTHER COMPREHENSIVE (LOSS) INCOME	$(2,560)	$561
COMPREHENSIVE (LOSS) INCOME	$(3,216)	$842
PER SHARE DATA
(Loss) earnings per share - basic	$(0.26)	$0.11
Weighted-average common shares outstanding - basic	2,564,967	2,553,671
(Loss) earnings per share - diluted	$(0.26)	$0.11
Weighted-average common shares outstanding - diluted	2,564,967	2,573,688
See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2011	2,553,671	$26	$26,146	$(7,640)	$—	$507	$19,039
Stock compensation awards	100,000	—	—	—	—	—	—
Stock-based compensation	—	—	60	—	—	—	60
Net income	—	—	—	281	—	—	281
Other comprehensive income	—	—	—	—	—	561	561
Balance at December 31, 2012	2,653,671	$26	$26,206	$(7,359)	$—	$1,068	$19,941
Options exercised	16,219	—	54	—	—	—	54
Stock compensation awards/(forfeitures), net	(15,000)	—	—	—	—	—	—
Stock-based compensation	—	—	298	—	—	—	298
Purchase of treasury stock (14,208 shares)	—	—	—	—	(102)	—	(102)
Net loss	—	—	—	(656)	—	—	(656)
Other comprehensive loss	—	—	—	—	—	(2,560)	(2,560)
Balance at December 31, 2013	2,654,890	$26	$26,558	$(8,015)	$(102)	$(1,492)	$16,975

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

($ in thousands)	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(656)	$281
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	297	113
Net amortization / (accretion) of deferred loan fees/expenses	57	(3)
Net amortization of premiums on investment securities	1,326	1,515
Recognition of stock-based compensation on stock options/restricted stock awards	298	60
Loans originated for sale	(238,350)	(180)
Proceeds from the sale of loans held for sale	237,194	—
Gain on sale of loans held for sale	(6,615)	—
Gain on sale of available-for-sale securities, net	(387)	(730)
Gain on sale of SBA loans	(135)	(149)
Proceeds from the sale of SBA loans	2,009	2,537
Federal Home Loan Bank stock dividend	(35)	(9)
Increase in bank-owned life insurance cash surrender value	(132)	(67)
Valuation adjustments / charge-offs on other real estate owned	169	—
Changes in operating assets and liabilities:
Accrued interest receivable	2	(123)
Other assets	(341)	(111)
Accrued interest payable	7	—
Accounts payable and other liabilities	819	109
Deferred loan fees/expenses, net	72	(249)
Net cash (used in) / provided by operating activities	(4,401)	2,994
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities, available-for-sale	(24,576)	(59,066)
Proceeds from sales of investment securities, available-for-sale	21,290	41,526
Proceeds from maturity/call/paydown of investment securities, available-for-sale	14,658	15,801
Maturity of interest-bearing deposits with banks, net	—	1,100
Purchases of FHLB / FRB bank stocks, net	(1,122)	(46)
Purchases of bank-owned life insurance	(2,117)	(2,000)
Loan (originations)/principal collections, net	(21,429)	(6,379)
Purchases of premises and equipment	(103)	(512)
Net cash used in investing activities	(13,399)	(9,576)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	8,112	5,748
Cash paid for acquisition of core deposits	(468)	—
Net increase in securities sold under agreements to repurchase and federal funds purchased	—	(199)
Repurchase of common stock	(102)	—
Net increase in short-term FHLB advances	9,808	—
Repayment of long-term FHLB borrowings	(1,000)	—
Proceeds from long-term FHLB borrowings	1,000	2,000
Principal payments on capital lease	—	(29)
Proceeds from stock options exercised	54	—
Net cash provided by financing activities	17,404	7,520
Net (decrease) / increase in cash and cash equivalents	(396)	938
Cash and cash equivalents - beginning of year	2,738	1,800
Cash and cash equivalents - end of year	$2,342	$2,738

SOLERA NATIONAL BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012, (continued)

($ in thousands)	2013	2012
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$1,211	$1,276
Income taxes paid	$—	$—
Supplemental disclosure of noncash activities:
Charge-off related to other real estate owned	$(139)	—
Unrealized (loss)/gain on investment securities, available-for-sale	$(2,560)	$561

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SIGNIFICANT ACCOUNTING POLICIES

Organization
Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation that formed in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”). The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, (“OCC”), is a wholly-owned subsidiary of Solera National Bancorp, Inc. The Bank is a full-service commercial bank headquartered in Lakewood, Colorado that commenced banking operations in the third quarter of 2007. The Bank provides a variety of financial services to individuals, businesses, and not-for-profit organizations primarily located in the six-county Denver metropolitan area. Its primary lending products are commercial loans, residential mortgage loans and home-equity lines of credit. Its primary deposit products are checking, money market, savings and time deposit accounts. In December 2012, the Company added mortgage loan production offices in Boulder, Colorado Springs (two offices), the Denver Tech Center and Durango. These offices primarily originate residential mortgage loans that are sold to secondary market investors.

Basis of Presentation
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

Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and contingent assets and liabilities at the date of the financial statements and the reported amounts of certain revenues and expenses during the reporting period. Actual results could differ from those estimates. The significant areas requiring management estimates include determination of the allowance for loan and lease losses, assessment of possible impairment for investment securities, valuation of deferred tax assets and liabilities, stock compensation expense, fair value of investment securities, and loans held for sale and other financial instruments. Assumptions and factors used in making estimates are evaluated regularly or whenever events or circumstances indicate that the previous assumptions and factors may have changed. Estimates may be adjusted as a result of assumptions and factors being evaluated.

Business Segments
Within the Company, financial performance is measured by major lines of business based on the products and services provided to customers through its distribution channels. Based on this, the Company has two reportable operating segments:

Community Banking - which offers commercial banking products such as commercial lending and deposit products to small and medium-sized businesses, as well as consumer banking products and services such as deposit accounts, on-home equity loans and mobile banking services.

Residential Mortgage Banking - which offers one-to-four family residential mortgage loans to consumers. The majority of these loans and their servicing rights are sold to secondary market investors. However, some of these loans are retained by the Bank and serviced by a contracted third-party. We also offer construction financing to builders and individuals.

Presentation of Cash Flows
For the purposes of reporting cash flows, cash and cash equivalents includes cash, balances due from banks and federal funds sold. Generally, federal funds are sold for one day periods. Cash flows from loans, deposits, and securities sold under agreements to repurchase and federal funds purchased are reported net.

Cash and Due from Banks
The Company may maintain amounts due from banks which exceed federally insured limits. The Company has not experienced nor does it anticipate any losses in such accounts.

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Other Real Estate Owned
Other real estate owned represents real estate acquired through foreclosure and is carried at its fair value less estimated costs to sell. Prior to foreclosure, the value of the underlying loan is written down to the fair market value of the real estate to be acquired by a charge to the allowance for loan and lease losses, if necessary. Any subsequent write-downs are taken as a valuation allowance and charged to earnings as an operating expense. Operating income of such properties, net of related expenses, are included in other noninterest income.

Core Deposit Intangible
The Company's core deposit intangible includes the deposit premium paid and other transaction costs incurred in conjunction with the acquisition of customer deposits. Intangible assets are amortized over their estimated useful lives, using the straight-line method. Intangible assets are assessed for impairment at least quarterly, or when events or circumstances indicate a possible inability to realize the carrying amount. The core deposit intangible is included in Other Assets on the Company's Consolidated Balance Sheets and the amortization of the core deposit intangible is included in Other General and Administrative expenses on the Company's Consolidated Statements of Operations and Comprehensive (Loss) Income.

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

The second component of the allowance for loan and lease losses represents contingent losses – the estimated probable losses inherent within the portfolio due to uncertainties.  To determine this component, management calculates a weighted-average loss rate based on actual loss rates over the last two to three years for all banks in Colorado and for similarly-sized commercial

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

banks with two or fewer locations in a metropolitan area.  Management then adjusts the loss rate for environmental factors which include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the levels and trends in non-performing and past due loans; and 4) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non-real estate secured loans include general economic conditions as well as interest rate changes.  Classified and criticized loans, which are closely monitored by management, are taken out of their original category for calculating their contingent loss rate and are assigned a loss rate ranging between 5.00% and 15.75% of the loan’s principal balance.  The aggregate of above described segments represents the contingent losses in the loan portfolio.

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

At December 31, 2013, the Company had an allowance for loan and lease losses of $1.1 million.  We believe that this is adequate to cover probable losses based on currently available information.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan and lease losses may be needed if the economy declines, asset quality deteriorates, or the loss experience changes.

Loans Receivable
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

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Interest Rate Lock Commitments and Forward Sales Commitments
Interest rate lock commitments are commitments to fund residential mortgage loans at specified interest rates within a specified time, generally up to 60 days from the time of the rate lock. An interest rate lock commitment related to a loan that will be held for sale is a derivative instrument under U.S. GAAP, and is recognized at fair value on the consolidated balance sheets in other assets and other liabilities with changes in its value recorded in gain on loans sold within noninterest income on the consolidated statements of operations and comprehensive (loss) income. To eliminate the exposure of changes in interest rates impacting the fair value of interest rate lock commitments, the Company utilizes “best efforts” forward loan sale commitments. These contracts are entered into at the same time as the interest rate lock commitments, and lock in the sale and price of the loan with the Company's secondary market investors. Since these are “best efforts” contracts, the Company does not incur a penalty in the event the committed loans are not delivered. These forward loan sales commitments are not considered derivative instruments under U.S. GAAP, but in accordance with U.S. GAAP, the Company has elected to mark these instruments to market. As such, both the interest rate lock commitments and forward sales commitments are accounted for at fair value. See additional discussion in Note 3, Loans Held for Sale and Interest Rate Lock Commitments.

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

Additionally, the Company has granted restricted stock awards. These stock awards may vest based on a performance or service condition. For awards that vest based on a service condition, the compensation expense is recognized over the service period based on the grant-date fair value of the award (as determined by the quoted market price on the date of grant). For awards that vest based on a performance condition, the expense is recognized based on the number of awards that are expected to vest based on then-current projections. Should these expectations change in future periods, additional expense could be recorded or expense previously recorded could be reversed. Prior to the vesting of stock awards, each restricted stock grantee shall have the rights of a stockholder with respect to voting and dividend rights of the granted stock.

Estimation of Fair Value
The estimation of fair value is significant to a number of the Company’s assets, including available-for-sale investment securities, interest rate lock commitments, forward sales commitments and other real estate owned.  Additionally, U.S. GAAP requires disclosure of the fair value of financial instruments as a part of the notes to the consolidated financial statements.  Fair values are volatile and may be influenced by a number of factors, including market interest rates, prepayment speeds, discount rates and the shape of the yield curve.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the most advantageous market for the asset or liability in an orderly transaction between market participants.  The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Current accounting standards describe three levels of inputs that may be used to measure fair values:

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income (Loss) per Common Share
Basic earnings (loss) per common share (EPS) is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is similar to basic EPS except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the period.  When the Company's net operating results are a loss, all dilutive potential common shares are anti-dilutive so there is no difference between basic EPS and diluted EPS.

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

The Company recognizes interest and penalties, if any, in other general and administrative expense. There were no interest or penalties recorded or accrued at December 31, 2013 or 2012. Similarly, as of December 31, 2013 and 2012, the Company has no uncertain income tax positions as defined in Accounting Standards Codification (“ASC”) 740, Income Taxes. It should be noted that taxes are estimated to be $0 for both 2013 and 2012, as a full valuation allowance has been established for all deferred tax assets and liabilities until it is more likely than not that the tax assets or liabilities will be realized.

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income
For the years ended December 31, 2013 and 2012, the Company's comprehensive income included net (loss) income from operations and unrealized (losses) gains on investment securities, net of applicable taxes. However, since a full valuation allowance has been established for all deferred tax asset and liabilities until it is more likely than not that the tax assets or liabilities will be realized, there was no tax impact associated with the unrealized (loss) gain of the investment portfolio.

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

Impact of Newly Issued Accounting Standards
In February 2013, the Financial Accounting Standards Board (FASB) issued an accounting standards update to finalize the reporting for reclassifications of amounts out of accumulated other comprehensive income (AOCI). Items reclassified from AOCI to net income, in their entirety, must have the effect of the reclassification disclosed according to the respective statement of operations line item. This information must be provided either on the face of the financial statements by statement of operations line item, or in a footnote. This accounting standards update became effective for interim and annual periods beginning on or after December 15, 2012. Currently, the impact of this update on the Company is minimal as the only changes to AOCI are changes in the market values related to available-for-sale securities.

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

In January 2014, the FASB issued an accounting standards update intended to reduce diversity in practice with respect to the timing for moving a foreclosed residential real estate loan from loans to other assets upon repossession of the real estate by the creditor. The amendments in the update clarify that an in-substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of the real estate collateralizing a consumer mortgage loan upon either (1) the creditor obtaining legal title to the property or (2) the borrower conveying all interest in the property to the creditor to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. The provisions of the update also require interim and annual disclosure of the amount of foreclosed residential real estate included in the creditor’s financial statements and the recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure. For public companies, the amendments in the update become effective for interim and annual periods beginning on or after December 15, 2014. Management does not expect that the provisions of this accounting standards update will have a material impact on the Company’s accounting for the repossession of residential real estate.

During 2013, and thus far in 2014, the FASB has issued other accounting standards updates which may impact banks or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

NOTE 2 — INVESTMENTS

The amortized costs and estimated fair values of investment securities are as follows:

($ in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$13,210	$113	$(344)	$12,979
State and municipal	19,157	69	(986)	18,240
Residential agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs)	38,964	171	(515)	38,620
Total securities available-for-sale	$71,331	$353	$(1,845)	$69,839

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$14,148	$457	$(155)	$14,450
State and municipal	21,752	412	(47)	22,117
Residential agency MBS/CMOs	47,742	570	(169)	48,143
Total securities available-for-sale	$83,642	$1,439	$(371)	$84,710

The amortized cost and estimated fair value of investment securities by contractual maturity at December 31, 2013 and 2012 are shown below.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations with or without prepayment penalties.  As a result, the timing in which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $14.7 million from the maturity / prepayment of securities during 2013 (see our Consolidated Statements of Cash Flows) versus $1.0 million contractually maturing within one year as of December 31, 2012, as set forth in the table below.

($ in thousands)	2013		2012
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale:
Due within one year	$—	$—	$1,003	$1,023
Due after one year through five years	6,442	6,557	6,180	6,455
Due after five years through ten years	25,435	24,339	22,869	23,242
Due after ten years	39,454	38,943	53,590	53,990
Total securities available-for-sale	$71,331	$69,839	$83,642	$84,710

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of December 31, 2013 and 2012.

	December 31, 2013
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$5,544	$(223)	10	$3,488	$(121)	6	$9,032	$(344)	16
State and municipal	15,482	(932)	33	719	(54)	2	16,201	(986)	35
Residential agency MBS/CMOs	19,505	(311)	23	8,121	(204)	10	27,626	(515)	33
Total temporarily-impaired	$40,531	$(1,466)	66	$12,328	$(379)	18	$52,859	$(1,845)	84

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2012
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$1,436	$(8)	2	$3,353	$(147)	6	$4,789	$(155)	8
State and municipal	4,512	(47)	9	—	—	0	4,512	(47)	9
Residential agency MBS/CMOs	17,267	(164)	16	1,134	(5)	2	18,401	(169)	18
Total temporarily-impaired	$23,215	$(219)	27	$4,487	$(152)	8	$27,702	$(371)	35

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of December 31, 2013, no declines were deemed to be other than temporary.  The six corporate securities that were in a continuous loss position for 12 months or longer at December 31, 2013 fluctuated in value primarily as a result of changes in market interest rates and the widening of spreads on financial services/banking securities.

The two municipal bonds that were in a continuous loss position for 12 months or longer at December 31, 2013 were due to changes in interest rates, as the bonds were purchased when the ten year treasury rate was near its historical low. The bonds continue to maintain high credit ratings.

Significant prepayment speeds are the primary driver of the loss on the ten mortgage-backed securities in a continuous loss position for 12 months or longer at December 31, 2013.  The Company has determined there is no credit impairment on these bonds since they carry the implicit guarantee of the U.S. government.

The Company has the intent to hold the securities in an unrealized loss position as of December 31, 2013 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above are not other than temporarily impaired.

Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2012, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized loss in the investment portfolio of $1.5 million at December 31, 2013, a $2.6 million decrease from the $1.1 million net unrealized gain at December 31, 2012. The decline in the value of the portfolio since year-end 2012 was due to the considerable increase in longer-term interest rates which initially occurred in the second quarter of 2013 and remained elevated throughout 2013.

Sales of available-for-sale securities were as follows:

($ in thousands)	Year Ended December 31,
	2013	2012
Proceeds	$21,290	$41,526
Gross gains	$396	$763
Gross losses	$(9)	$(33)

Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $26.4 million and $25.5 million at December 31, 2013 and 2012, respectively, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 — LOANS HELD FOR SALE AND INTEREST RATE LOCK COMMITMENTS

In December 2012, the Bank began originating traditional residential mortgage loans. These loans are generally conventional, conforming loans for the purchase or refinance of one-to-four family properties. These loans are recorded as loans held for sale on the Company's consolidated balance sheets as they will be sold to purchasers on the secondary market which significantly reduces our credit risk. As of December 31, 2013, the Bank had $8.0 million in loans held for sale compared to $180,000 as of December 31, 2012. The increase was due to the mortgage department becoming fully operational in early 2013.

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

The table below identifies the balance sheet category and fair values of the Bank's derivative instruments not designated as hedging instruments at December 31, 2013. No material derivative instruments existed as of December 31, 2012.

($ in thousands)	Notional Amount	Fair Value	Balance Sheet Category
December 31, 2013
Interest rate lock commitments (mortgage)	$6,280	$62	Other assets

NOTE 4 — LOANS

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, according to each loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to its underlying collateral:

	December 31,
($ in thousands)	2013	2012
Commercial real estate (“CRE”)	$47,063	$38,230
Commercial and industrial	11,730	9,383
Residential real estate	17,889	10,608
Construction and land development	2,044	791
Consumer	514	620
GROSS LOANS	79,240	59,632
Net deferred loan expenses / (fees)	46	175
Allowance for loan and lease losses	(1,116)	(1,063)
LOANS, NET	$78,170	$58,744

During 2013, the Bank purchased six loans with principal balances totaling approximately $517,000.  During 2012, the Bank purchased ten loans with principal balances of approximately $4.8 million.  Also during 2013, the Bank sold the guaranteed portion of four SBA 7(a) notes totaling approximately $1.9 million resulting in gains of $176,000, of which $135,000 was recognized in income immediately with the balance to be recognized as interest income over the remaining life of the loans. Five SBA 7(a) loans were sold during 2012 resulting in gains of $187,000 of which $149,000 was recognized in income immediately.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the twelve months ended December 31, 2013 and 2012 is summarized as follows:

($ in thousands)	2013	2012
Balance, beginning of period	$1,063	$1,067
Charge-offs	(7)	(88)
Recoveries	60	84
Provision for loan and lease losses	—	—
Balance, end of period	$1,116	$1,063

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

The tables below provide a rollforward, by portfolio segment, of the allowance for loan and lease losses for the twelve months ended December 31, 2013 and 2012, respectively.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Twelve Months Ended December 31, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at January 1, 2013	$784	$222	$57	$—	$1,063
Charge-offs	(7)	—	—	—	(7)
Recoveries	—	53	7	—	60
Provision for loan and lease losses	(122)	37	85	—	—
Balance at December 31, 2013	$655	$312	$149	$—	$1,116

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of December 31, 2013 and 2012.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 1:  Significant Accounting Policies).

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	38,924	26,230	14,036	50	79,240
Total	$38,924	$26,230	$14,036	$50	$79,240
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	655	312	149	—	1,116
Total	$655	$312	$149	$—	$1,116

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2012
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$13	$—	$13
Collectively evaluated for impairment	34,634	15,873	9,062	50	59,619
Total	$34,634	$15,873	$9,075	$50	$59,632
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	784	222	57	—	1,063
Total	$784	$222	$57	$—	$1,063

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation between Portfolio Segment and Class
December 31, 2013 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$20,964	$—	$—	$—	$20,964
CRE – non-owner occupied	17,960	—	—	—	17,960
Commercial and industrial	—	—	11,431	—	11,431
Residential real estate	—	24,186	—	—	24,186
Construction and land development	—	2,044	—	—	2,044
Government guaranteed	—	—	2,605	—	2,605
Consumer	—	—	—	50	50
Total	$38,924	$26,230	$14,036	$50	$79,240

Reconciliation between Portfolio Segment and Class
December 31, 2012 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$13,544	$—	$—	$—	$13,544
CRE – non-owner occupied	20,462	—	—	—	20,462
Commercial and industrial	—	—	6,156	—	6,156
Residential real estate	—	15,515	—	—	15,515
Construction and land development	628	358	—	—	986
Government guaranteed	—	—	2,919	—	2,919
Consumer	—	—	—	50	50
Total	$34,634	$15,873	$9,075	$50	$59,632

Impaired Loans
There were no impaired loans as of December 31, 2013 compared to one impaired loan totaling $13,000 as of December 31, 2012.  The following table provides detail of impaired loans broken out according to class as of December 31, 2012. The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans are on nonaccrual status and therefore do not have interest accruing.  The unpaid principal balance represents the unpaid principal prior to any partial charge-off.  There were no impaired loans with a related allowance as of December 31, 2013 or December 31, 2012.

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The impaired commercial and industrial loan did not have a related allowance because the loan was well-secured. This loan was fully paid off in August 2013.

Troubled Debt Restructurings (TDRs)
As of December 31, 2013 and 2012, the Company had no TDRs. Additionally, no previously restructured loans subsequently defaulted and were charged-off during 2013 or 2012.

Age Analysis of Loans
There were no past due or nonaccrual loans as of December 31, 2013. The following table shows past due loans, by class, as of December 31, 2012.

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

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2013, and based on the most recent analysis performed during the month of December 2013, the recorded investment in each risk category of loans by class of loan is as follows:

($ in thousands)	Credit Quality of Loans by Class as of December 31, 2013
	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$18,533	$179	$2,252	$—	$20,964
CRE – non-owner occupied	17,124	836	—	—	17,960
Commercial and industrial	11,134	127	170	—	11,431
Residential real estate	23,393	—	793	—	24,186
Construction and land development	2,044	—	—	—	2,044
Government guaranteed	2,605	—	—	—	2,605
Consumer	50	—	—	—	50
Total	$74,883	$1,142	$3,215	$—	$79,240

As of December 31, 2012, and based on the analysis performed during the month of December 2012, the recorded investment in each risk category of loans by class of loan is as follows:

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

NOTE 6 - FHLB AND FEDERAL RESERVE BANK STOCKS

The Company, through its subsidiary bank, is a member of both the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka. Membership in these banks requires the Company to maintain an investment in the capital stock of each. These investments are restricted in that they can only be redeemed by the issuer at par value. The Company’s investments, and the associated weighted-average rate of return, at and for the year-end December 31 were as follows:

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)	2013		2012
	Investment	WA Rate of Return	Investment	WA Rate of Return
Federal Reserve Bank of Kansas City	$488	6.0%	$533	6.0%
Federal Home Loan Bank of Topeka	1,858	2.3%	656	1.5%
Total	$2,346	3.2%	$1,189	3.4%

NOTE 7 — BANK-OWNED LIFE INSURANCE

Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value.  Increases in the cash surrender value are recognized as other noninterest income. The Company initially invested $2.0 million during the first quarter of 2012 for policies covering the lives of certain key employees. During 2013, the Company invested an additional $2.1 million, the majority of which was for policies on certain key employees of our residential mortgage department.

NOTE 8 - OTHER REAL ESTATE OWNED

Changes in the balance of other real estate owned for the years ended December 31, 2013 and 2012 were as follows:

($ in thousands)	2013	2012
Balance at beginning of year	$1,776	$1,776
Additions to OREO	—	—
Sales proceeds	—	—
Valuation adjustments	(30)	—
Balance at end of year	$1,746	$1,776

Expenses related to other real estate owned included insurance, taxes and operating expenses of $60,000 and $55,000 during 2013 and 2012, respectively. Additionally, the Company recorded net operating income of $26,000 for the twelve months ended December 31, 2013 and 2012 related to one of its OREO properties.

NOTE 9 - PREMISES AND EQUIPMENT

The composition of the Company's premises and equipment at December 31, 2013 and 2012 is as follows:

($ in thousands)	2013	2012
Leasehold improvements	$632	$607
Furniture, fixtures and equipment	1,195	1,127
Premises and equipment, gross	1,827	1,734
Less accumulated depreciation	(939)	(736)
Premises and equipment, net	$888	$998

Depreciation and amortization expense on premises and equipment was $213,000 and $113,000 for the years ended December 31, 2013 and 2012, respectively, and is included in occupancy expense in the accompanying consolidated statements of operations and comprehensive (loss) income. There are no definitive agreements regarding acquisition or disposition of owned or leased facilities. Rent expense on premises was approximately $554,000 and $203,000 for the years ended December 31, 2013 and 2012, respectively. The increase in rent expense was due to the five new residential mortgage loan production offices that opened in January 2013.

The Company has noncancelable operating leases for its main banking office, five mortgage loan production offices, and several copiers/printers that expire at various dates not later than the year 2017. Each of the leases for office space has a

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

renewal option that extends through various dates not later than 2037. The cost of such renewals is not included below. The following table shows future minimum noncancelable operating lease payments as of December 31, 2013:

($ in thousands)
Year ending December 31,
2014	$370
2015	$359
2016	$293
2017	$59
2018	$—
Thereafter	$—
Total	$1,081

NOTE 10 — DEPOSITS

Deposits at December 31, 2013 and 2012 are summarized as follows:

($ in thousands)	2013		2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,362	5%	$3,387	3%
Interest-bearing demand	10,559	8%	8,218	7%
Money market accounts	14,929	11%	10,511	8%
Savings accounts	36,256	28%	44,847	36%
Time deposits, less than $100,000	4,485	3%	4,559	3%
Time deposits, $100,000 or more	60,253	45%	53,210	43%
Total deposits	$132,844	100%	$124,732	100%

Public deposits over $250,000 are collateralized by investment securities with estimated market values of $13.2 million and $17.6 million as of December 31, 2013 and 2012, respectively.

Scheduled maturities of time deposits for the next five years, as of December 31, are as follows:

($ in thousands)	2013	2012
2013	$—	$19,116
2014	20,586	9,200
2015	15,730	12,111
2016	13,555	11,754
2017	9,131	4,460
2018	4,360	249
Thereafter	1,376	879
Total	$64,738	$57,769

Time deposits at December 31, 2013 included approximately $8.2 million in brokered deposits. The majority of this balance consisted of time deposits opened during 2013 that mature during 2014. There were no reciprocal time deposits included in brokered deposits at December 31, 2013. Time deposits at December 31, 2012 included approximately $5.2 million in brokered deposits. The majority of this balance consisted of time deposits opened during 2012 that matured during 2013. Additionally, the $5.2 million in brokered deposits included approximately $761,000 in reciprocal time deposits.

On June 7, 2013, the Bank completed its acquisition of customer deposits, excluding certificates of deposit, and a nominal amount of overdraft lines of credit balances, totaling approximately $6.0 million, associated with deposit accounts from the

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lakewood branch of Liberty Savings Bank, FSB. The Bank paid a deposit premium of $468,000 based upon the average daily total deposits during the 30 calendar days immediately preceding the closing of the transaction. The deposit premium, as well as other transaction costs incurred, were capitalized as a core deposit intangible and are being amortized on a straight-line basis over a period of seven years. As of December 31, 2013, the core deposit intangible is $429,000 and is included in Other Assets on the Company's Consolidated Balance Sheets. Quarterly, the Company evaluates the core deposit intangible for impairment. As of December 31, 2013, no impairment has been noted.

NOTE 11 — FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of December 31, 2013, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2014 and October 2018 and a weighted-average effective interest rate of 1.73%. As of December 31, 2012, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2013 and November 2017 and a weighted-average effective interest rate of 1.57%. Additionally, the Bank had $9.8 million in variable-rate, overnight borrowings at 0.19% as of December 31, 2013. The Bank is primarily using overnight borrowings at the FHLB to fund residential mortgage loans which are held for sale. The Bank had no overnight borrowings from the FHLB as of December 31, 2012. During the twelve months ended December 31, 2013, $27,000 of the $160,000 in total interest expense on FHLB advances pertained to short-term borrowings. During the twelve months ended December 31, 2012, $3,000 of the $131,000 in total interest expense on FHLB advances pertained to short-term borrowings.

In addition to FHLB borrowings, the Company may borrow overnight funds on an unsecured basis from its correspondent banks. As of December 31, 2013 and 2012, the Company had approved borrowing lines up to $13.1 million and $9.1 million, respectively, from correspondent banks. As of both December 31, 2013 and 2012, there were no outstanding borrowings under these arrangements. The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

At December 31, 2013, the scheduled maturities and weighted-average effective interest rate of FHLB borrowings are as follows:

($ in thousands)	Amount Maturing	Weighted-Average Interest Rate
Overnight	$9,808	0.19%
2014	4,000	1.26
2015	1,500	1.89
2016	1,600	2.39
2017	400	3.01
2018	1,000	1.76
Total borrowings	$18,308	0.90%

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - INCOME TAXES

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income and expense recognition. The following is a summary of the components of the net deferred tax asset accounts recognized in the accompanying statements of financial condition at December 31:

($ in thousands)	2013	2012
Deferred tax assets:
Start-up and organizational expenses	$768	$856
Net operating loss carryforward	1,721	1,257
Net unrealized loss on available-for-sale securities	328	—
Allowance for loan and lease losses	272	272
Non-qualified stock options	66	78
Other	99	95
Total deferred tax assets	3,254	2,558
Deferred tax liabilities:
Net unrealized gain on available-for-sale securities	—	(396)
Federal Home Loan Bank stock dividends	(32)	(19)
Other	(68)	—
Total deferred tax liabilities	(100)	(415)

Net deferred tax assets	3,154	2,143

Valuation allowance	(3,154)	(2,143)

Net deferred taxes	$—	$—

The valuation allowance was established because the Company has not reported earnings sufficient enough to support the recognition of the deferred tax assets. The Company has net operating loss carryforwards of approximately $4.6 million for federal income tax purposes. Federal and state net operating loss carryforwards, to the extent not used, will expire starting in 2027. The Company is no longer subject to examination by Federal and State taxing authorities for years before 2007.

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate of 34% to pretax income from continuing operations for the years ended December 31, 2013 and 2012, due to the following:

($ in thousands)	December 31, 2013	December 31, 2012
Computed “expected” tax expense (benefit)	$(223)	$96
Change in income taxes resulting from:
Change in valuation allowance	287	(105)
Other	(64)	9
Income tax provision	$—	$—

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 — STOCK-BASED COMPENSATION

On September 20, 2012, the Board of Directors adopted the Company’s 2012 Long-Term Incentive Plan, (the “2012 Plan”).   Under the terms of the 2012 Plan, the Company may grant incentive stock options, nonqualified stock options, restricted stock awards, and/or stock appreciation rights to eligible persons, including officers and directors of the Company.  The 2012 Plan does not terminate or amend the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The 2012 Plan reserves 250,000 shares of common stock of the Company for issuance. At December 31, 2013, approximately 73,729 shares were available for future grants.  Stock options expire no later than 10 years from the date of the grant and generally vest over 4 years. The 2012 Plan provides for accelerated vesting if there is a change of control, as defined in the 2012 Plan.

Under the terms of the Company’s 2007 Plan, employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options.  The Board reserved 510,734 shares of common stock for issuance under the 2007 Plan.  At December 31, 2013, approximately 50,609 shares were available for future grants.  The 2007 Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than 10 years from the date of the grant and generally vest over 4 years.  The 2007 Plan provides for accelerated vesting if there is a change of control, as defined in the 2007 Plan.

The Company recognized stock-based compensation costs of approximately $298,000 during 2013, which represents approximately 70,000 of stock options earned. The Company recognized stock-based compensation costs of approximately $50,000 during 2012, which represented approximately 44,000 stock options earned. No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  As of December 31, 2013, there was approximately $199,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 2.23 years.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes-Merton option pricing model with the assumptions presented in the table below:

	2013 ISO Grants	2013 Nonqualified Grants	2012 ISO Grants	2012 Nonqualified Grants
Number of Options Granted	25,000	139,750	85,000	51,000
Expected Volatility	21.01%	21.01% - 21.56%	15.53% - 20.77%	15.53% - 20.77%
Expected Term	6.25 years	6.25 - 6.50 years	6.25 years	6.25 years
Expected Dividend	—%	—%	—%	—%
Risk-Free Rate	1.07%	1.02% - 1.89%	0.90% - 1.12%	0.90% - 1.21%
Grant-Date Fair Value	$1.26	$1.28 - $1.89	$0.62 - $1.21	$0.62 - $1.21

The expected volatility is based on the volatility of the Company’s stock using historical activity. The expected term represents the estimated average period of time that the options will remain outstanding. Since the Company does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The expected dividend is set to zero since the Company does not expect to pay dividends in the foreseeable future. The risk-free rate of return reflects the grant-date interest rate offered for zero coupon U.S. Treasury bonds with the same expected term as the options. Currently, the Company’s estimated forfeiture rate is 0% for executive officers, 28% for employees and ranges from 0% to 10% for directors. The different ranges result from certain groups of individuals exhibiting different behavior. Options forfeited impact the amount of compensation expense recognized.  Share-based compensation expense is based on awards that are ultimately expected to vest; accordingly, share-based compensation expense may be impacted if actual forfeitures differ from estimated forfeitures. The estimated forfeiture rate is reviewed at each reporting date to confirm that it is the best estimate to support the then-current trends within the Company.

As of December 31, 2013 and 2012, the aggregate intrinsic value of in-the-money outstanding stock options was approximately $653,000 and $155,000, respectively. As of December 31, 2013, there were 419,031 fully-vested and exercisable stock options outstanding with a weighted-average exercise price of $7.31 per share, a weighted-average remaining contractual term of 4.25

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

years and an aggregate intrinsic value of approximately $286,000. As of December 31, 2013, there were 600,920 options expected to vest.

During 2013, 16,219 options were exercised for approximately $54,000. The Company earned a tax benefit of approximately $11,000 during the year for stock options exercised, which increased the Company's net operating loss carryforward. The total intrinsic value, as of December 31, 2013, of stock options exercised during the year was approximately $40,000.

The following is a summary of the Company’s outstanding stock options and related activity for the twelve months ended December 31, 2013:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at January 1, 2013	523,500	$1.65	$6.72
Granted	164,750	1.42	5.84
Exercised	(16,219)	0.66	3.41
Forfeited	(49,875)	1.05	4.73
Expired	(11,979)	2.25	8.50
Outstanding at December 31, 2013	610,177	$1.66	$6.70

The following is a summary of the Company’s outstanding stock options and related activity for the twelve months ended December 31, 2012:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at January 1, 2012	400,312	$1.93	$7.61
Granted	136,000	0.82	4.02
Exercised	—	—	—
Forfeited	(5,468)	0.68	3.42
Expired	(7,344)	1.79	7.95
Outstanding at December 31, 2012	523,500	$1.65	$6.72
Restricted Stock

During 2012, the Company granted 50,000 shares of restricted stock as inducement awards to officers of the Company's residential mortgage division. The awards were originally scheduled to cliff-vest on November 30, 2014 conditioned upon the officers' continued employment with the Bank. In August 2013, the Company accelerated the vesting of 25,000 shares making them fully vested as of August 30, 2013. In December 2013, an additional 12,500 shares vested in conjunction with the separation of an officer. The remaining shares cliff-vest on November 30, 2014 conditioned upon the officer's continued employment with the Bank. The shares have a grant-date fair value of $4.80 per share. An additional 50,000 performance-based restricted shares were issued on November 30, 2012, however, they were not deemed granted as the conditions for the vesting have not yet been established. In conjunction with the separation of an officer in December 2013, 25,000 of these performance-based restricted shares have been canceled. The remaining performance-based restricted shares that will vest will be determined in accordance with the performance goals annually set by the Compensation Committee of the Board of Directors and will be a maximum of 5,000 shares for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018. The fair value of the performance-based restricted shares will be calculated annually on the date the performance goals are established.

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

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized $206,000 and $10,000 of stock-based compensation expense associated with stock awards for the twelve months ended December 31, 2013 and December 31, 2012, respectively. An additional $82,500 of compensation expense was incurred in 2013 due to the accelerated vesting of restricted stock discussed above. As of December 31, 2013, compensation cost of $95,000 related to unearned awards is expected to be recognized over a weighted-average period of 2.35 years. The entire 47,500 restricted stock awards are considered issued and outstanding as they have voting and dividend rights; however, only the vested awards are included in the computation of earnings per share.

NOTE 14 - WARRANTS

In recognition of the substantial financial risks undertaken by the members of the organizing group, the Company granted an aggregate of 317,335 warrants to its organizers and one non-organizer director. These warrants are exercisable at a price of $10.00 per share, subject to an effective registration statement, and may be exercised any time prior to September 10, 2017.

Warrants Outstanding and Exercisable
Type	Exercise Price	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
Organizer warrants	$10.00	317,335	3.69 years	$10.00

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

NOTE 15 - EARNINGS PER SHARE

The following table presents the net earnings and weighted average common shares outstanding used to calculate earnings per share for the years ended December 31, 2013 and 2012:

($ in thousands, except share data)	2013	2012
Basic (loss) / earnings per share computation
Net (loss) / earnings to common stockholders	$(656)	$281
Weighted average shares outstanding – basic	2,564,967	2,553,671
Basic earnings per share	$(0.26)	$0.11
Diluted (loss) / earnings per share computation
Net (loss) / earnings to common stockholders	$(656)	$281
Weighted average shares outstanding – basic	2,564,967	2,553,671
Shares assumed issued:
Stock options	—	8,689
Unvested restricted stock	—	11,328
Organizer stock warrants	—	—
Weighted average shares outstanding – diluted	2,564,967	2,573,688
Diluted earnings per share	$(0.26)	$0.11

Given the loss for the twelve months ended December 31, 2013, diluted EPS did not differ from basic EPS as all dilutive-potential shares were anti-dilutive. Diluted EPS did not differ from basic EPS for the twelve months ended December 31, 2012, given the small amount of dilutive-potential stock options.  For the twelve months ended December 31, 2013, approximately

SOLERA NATIONAL BANCORP, INC.

78,000 anti-dilutive options were not included in the calculation of diluted EPS. Additionally, approximately 7,000 anti-dilutive unvested shares of restricted stock were not included in the calculation of diluted EPS.

As of December 31, 2013, 47,500 unvested restricted stock awards were not included in the weighted average shares outstanding for the computation of basic earnings per share as they are only considered issued and outstanding due to their voting and dividend rights. The treasury stock method was used to estimate the weighted-average diluted shares outstanding for the 22,500 shares of restricted stock that were considered granted as of December 31, 2013 and resulted in 6,560 dilutive-potential shares. However, these shares were not included in the computation of weighted-average diluted shares outstanding as they were anti-dilutive given the Company's net loss.

As of December 31, 2012, 100,000 unvested restricted stock awards were not included in the weighted average shares outstanding for the computation of basic earnings per share as they are only considered issued and outstanding due to their voting and dividend rights. The treasury stock method was used to estimate the weighted-average diluted shares outstanding for the 50,000 shares of restricted stock that were considered granted as of December 31, 2012 and resulted in 11,328 dilutive-potential shares.

NOTE 16 - RELATED PARTY TRANSACTIONS

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated. In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were approximately $141,000 and $163,000 in loans receivable from related parties at December 31, 2013 and 2012, respectively.

Also in the course of ordinary business, certain officers, directors, principal stockholders, and employees of the Bank have deposits with the Bank. In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons. The balance of related party deposits was approximately $3.1 million at both December 31, 2013 and 2012.

NOTE 17 — COMMITMENTS AND CONTINGENCIES

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

At December 31, 2013 and 2012, $21.0 million and $28.5 million, respectively, in unfunded commitments were outstanding whose contract amounts represent credit risk. These amounts included $6.3 million and $16.7 million, respectively, in interest rate lock commitments for residential mortgage loans that had been committed but not yet funded. At the time the Bank enters into the interest rate lock commitment with the customer, the Bank simultaneously enters into a forward sales commitment with the secondary market investor locking the price on the subsequent sale of the loan thereby mitigating the Bank's exposure to interest rate risk. These interest rate lock commitments, when closed and funded, become loans held for sale on the Bank's balance sheet. These loans are held on the Bank's balance sheet for generally less than 30 days until sold to the investor at the previously-agreed price.

Of the $21.0 million in total commitments outstanding at December 31, 2013, $7.6 million were at variable rates and $9.5 million were at fixed rates and $3.9 million have terms that are still being negotiated. Of the $28.5 million in total commitments outstanding at December 31, 2012, $7.7 million were at variable rates and $20.8 million were at fixed rates.

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

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

amount of collateral obtained is based on management’s credit evaluation.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment and income producing commercial properties.

Additionally, as of December 31, 2013 and 2012, the Company had approximately $7.8 million and $16.8 million, respectively, in commitments to sell residential mortgage loans to third-party investors. The Bank enters into commitments to sell residential mortgage loans to reduce interest rate risk on certain residential mortgage loans held for sale and loan commitments which were recorded in the consolidated balance sheets at their fair values. The Bank does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under the Bank's usual underwriting procedures, and are most often sold on a nonrecourse basis. The Bank's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, first payment default and insurability, which if subsequently are untrue or breached, could require the Bank to repurchase certain loans affected. To date, the Bank has had no instances of repurchase under representations and warranties.

NOTE 18 — LEGAL CONTINGENCIES

In the ordinary course of our business, we may be party to various legal actions, which we believe are incidental to the operation of our business. At December 31, 2013, neither the Company nor the Bank was involved in any pending legal proceedings believed by management to be material to the Company’s financial condition or results of operations. On March 12, 2014, the Company filed a lawsuit against a holder of approximately 22% of its shares, Mr. Michael D. Quagliano, seeking a declaratory judgment that Mr. Quagliano did not comply with the Company's bylaws relating to the nomination of candidates for election as directors at the Company's annual meeting of stockholders. The Company does not expect this to have a material impact on the Company's financial position, results of operations or cash flows.  See additional discussion in Part 1. Item 3. Legal Proceedings.

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

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19 — NONINTEREST EXPENSE

The following table details the items comprising other general and administrative expenses:

($ in thousands)	Year Ended December 31,		Increase/ (Decrease)
Other general and administrative expenses:	2013	2012
Data processing	$593	$319	$274
Other loan expenses	334	90	244
Marketing and promotions	213	107	106
Regulatory and reporting fees	133	131	2
Directors’ fees	126	101	25
FDIC assessment	122	152	(30)
Telephone/communication	111	48	63
Travel and entertainment	98	42	56
Printing, stationery and supplies	80	45	35
OREO expense	60	55	5
Training, education and conferences	56	14	42
Insurance	55	47	8
Dues and memberships	47	35	12
Core deposit intangible amortization	39	—	39
Postage and shipping	33	13	20
ATM and debit card fees	22	16	6
Franchise taxes	12	15	(3)
Operating losses / legal settlements	550	138	412
Miscellaneous other	11	11	—
Total	$2,695	$1,379	$1,316

The increased expenses incurred during 2013 primarily relate to the following:

•	the addition of the mortgage banking department which increased other general and administrative expenses by approximately $812,000;

•
restructuring charges of approximately $358,000 related to the termination of a building lease and costs related to suspending plans to expand the Company's Boulder loan production office into a full-service banking facility; and

•	charge-offs and valuation allowances related to our OREO properties totaling approximately $169,000.

NOTE 20 — FAIR VALUE

The Company carries its available-for-sale securities, loans held for sale, and interest rate lock commitments at fair value measured on a recurring basis.  Fair value measurements are determined based on the assumptions the market participants would use in pricing the asset. See additional discussion regarding fair value measurement in Note 1 under the discussion of our significant accounting policies.

For available-for-sale securities, fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of December 31, 2013 and 2012, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

For loans held for sale and interest rate lock commitments, fair value measurement is obtained using observable inputs, Level 2 on the fair value hierarchy, including what secondary markets are currently offering for loans with similar characteristics.

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impaired loans, if any, are evaluated and valued at the time the loan is identified as impaired, at the lower of cost or fair value.  Fair value is measured based on the value of the collateral securing these loans or the present value of expected cash flows and is classified as Level 3 in the fair value hierarchy.  Collateral may be real estate and/or business assets including equipment, inventory and/or accounts receivable and is determined based on appraisals performed by qualified licensed appraisers hired by the Company.  Appraised and reported values may be adjusted based on management's historical knowledge, changes in market conditions from the time of valuation, and/or management's expertise and knowledge of the client and client's business.  Such discounts are typically significant and result in a Level 3 classification of the inputs for determining fair value.  Impaired loans, if any, are reviewed and evaluated on at least a quarterly basis for additional impairment and adjusted accordingly.

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

There were no changes to management’s valuation methodology during 2013 or 2012.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2013
Investment securities, available-for-sale:
Corporate	$—	$12,979	$—	$12,979
State and municipal	—	18,240	—	18,240
Residential agency MBS/CMOs	—	38,620	—	38,620
Loans held for sale	—	7,951	—	7,951
Interest rate lock commitments	—	62	—	62

Assets at December 31, 2012
Investment securities, available-for-sale:
Corporate	$—	$14,450	$—	$14,450
State and municipal	—	22,117	—	22,117
Residential agency MBS/CMOs	—	48,143	—	48,143
Loans held for sale	—	180	—	180

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at December 31, 2013
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$1,881	$1,881
Assets at December 31, 2012
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$1,989	$1,989

There were no impaired loans as of December 31, 2013. All impaired loans as of December 31, 2012 were carried at cost, as the fair value of the expected cash flows exceeded the book value; as such, they are not presented in the table above.

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect further decline in fair value since the time the appraisal analysis was completed, if warranted.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.  OREO had carrying amounts of $1.7 million at December 31, 2013 and $1.8 million at December 31, 2012, based on the appraisals less reasonable estimated costs to sell and less partial charge-offs recorded in 2011 and 2013. The change in fair value of OREO properties from December 31, 2012 to December 31, 2013 relates to updated appraisals.

The following table provides information describing the valuation process used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

Asset Type	Valuation Method	Unobservable Inputs	Range

Impaired Loans	Property appraisals	Management discount for property type and/or recent market volatility	0% - 20% discount

	Discounted cash flow	Estimated loss probability based on management’s knowledge of client or client’s business	0% - 30% discount

OREO	Property appraisals	Management discount for property type, recent market volatility, and/or management’s knowledge of the property	0% - 20% discount

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

Interest rate lock commitments and forward sales commitments: The fair value of interest rate lock commitments (to originate residential mortgage loans held for sale) and forward sales commitments (to sell residential mortgage loans held for sale to third parties) is primarily based on quoted prices for similar assets in active markets that the Bank has the ability to access.

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

Securities sold under agreements to repurchase:  The carrying amount of securities sold under agreements to repurchase approximates fair value due to the short-term nature of these agreements, which generally mature within one to four days from the transaction date. Securities sold under agreement to repurchase are included in accounts payable and other liabilities on the Company's Consolidated Balance Sheets.

Federal Home Loan Bank advances:  Fair value of fixed rate FHLB advances are estimated using a discounted cash flow model based on current market rates for similar types of borrowing arrangements including similar remaining maturities. The fair value of variable rate FHLB advances is assumed to approximate the carrying value.

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

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2013
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,342	$2,342	$—	$—	$2,342
Interest-bearing deposits with banks	257	—	272	—	272
Investment securities	69,839	—	69,839	—	69,839
Loans, net	78,170	—	—	79,153	79,153
Loans held for sale	7,951	—	7,951	—	7,951
FHLB and FRB stocks	2,346	—	—	NA	NA
Bank-owned life insurance	4,316	—	—	4,316	4,316
Accrued interest receivable	705	—	471	234	705
Interest rate lock commitments	62	—	62	—	62
Financial Liabilities:
Deposits, demand, savings and money market	$68,106	$—	$68,106	$—	$68,106
Time deposits	64,738	—	65,254	—	65,254
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	18,308	—	18,429	—	18,429
Accrued interest payable	63	—	63	—	63

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2012
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,738	$2,738	$—	$—	$2,738
Interest-bearing deposits with banks	257	—	273	—	273
Investment securities	84,710	—	84,710	—	84,710
Loans, net	58,744	—	—	58,785	58,785
Loans held for sale	180	—	180	—	180
FHLB and FRB stocks	1,189	—	—	NA	NA
Bank-owned life insurance	2,067	—	—	2,067	2,067
Accrued interest receivable	707	—	537	170	707
Financial Liabilities:
Deposits, demand, savings and money market	$66,963	$—	$66,963	$—	$66,963
Time deposits	57,769	—	58,671	—	58,671
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	8,500	—	8,722	—	8,722
Accrued interest payable	56	—	56	—	56

NOTE 21 - REGULATORY MATTERS

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

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of Total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). As of December 31, 2013 and 2012, the Bank met all capital adequacy requirements to which it is subject.

As of December 31, 2013 and 2012, the Bank was categorized as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, an institution must maintain minimum Total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the following table. There are no conditions that have occurred since December 31, 2013 that management believes has changed the Bank’s status as well-capitalized.

 The Bank’s actual capital amounts as of December 31, 2013 are presented below:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1
Actual regulatory capital	$16,214	$17,330	$16,214
Well-capitalized requirement	6,772	11,287	8,424
Excess regulatory capital	$9,442	$6,043	$7,790
Capital ratios	14.4%	15.4%	9.6%
Minimum capital requirement	4.0%	8.0%	4.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

The Bank’s actual capital amounts as of December 31, 2012 are presented below:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1
Actual regulatory capital	$16,712	$17,775	$16,712
Well-capitalized requirement	5,529	9,215	7,726
Excess regulatory capital	$11,183	$8,560	$8,986
Capital ratios	18.1%	19.3%	10.8%
Minimum capital requirement	4.0%	8.0%	4.0%
Well-capitalized requirement	6.0%	10.0%	5.0%

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

NOTE 22 — SEGMENT REPORTING

Reportable segments include community banking and residential mortgage banking services. These segments were determined based on the products and services provided and are consistent with the information that is used by the Bank's key decision makers to make operating decisions and to assess the Company's performance. Community banking involves making loans to and generating deposits primarily from individuals and businesses in the Bank's primary market - the six-county Denver metropolitan area. Residential mortgage banking involves the origination of residential loans and subsequent sale of those loans to investors. The residential mortgage banking segment is a strategic business unit that offers different products and

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. Our residential mortgage department has loan production offices in Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango. This segment's most significant revenue item is noninterest income and its most significant expense item is noninterest expense. The Bank does not have other reportable operating segments. The accounting policies of the mortgage banking department are the same as those described in the summary of significant accounting policies.

The following table presents the financial information from the Bank's two operating segments for the twelve months ended December 31, 2013.

There were no results presented for the period ended December 31, 2012, as the residential mortgage division was established late in the fourth quarter of 2012 and results of operations for the division were not deemed to be material for that period.

($ in thousands)	Community Banking	Residential Mortgage Banking	Total
Twelve Months Ended December 31, 2013
Net interest income	$4,365	$234	$4,599
Provision for loan and lease losses	—	—	—
Total noninterest income	787	6,615	7,402
Noninterest expense:
Employee compensation and benefits	3,012	5,414	8,426
Occupancy	467	566	1,033
Professional fees	457	46	503
Other general and administrative	1,883	812	2,695
Total noninterest expense	5,819	6,838	12,657
(Loss) / income before income taxes	$(667)	$11	$(656)

Full-time equivalent employees	32	52	84

Segment Assets
December 31, 2013	$151,255	$18,422	$169,677

Average Loans
YTD	$66,717	$12,841	$79,558

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23 - SOLERA NATIONAL BANCORP, INC.

Solera National Bancorp, Inc. (the “Bancorp”) has no significant business activity other than its investment in Solera National Bank. Financial information pertaining only to the Bancorp is as follows:

($ in thousands)
Condensed Balance Sheets	December 31, 2013	December 31, 2012
ASSETS
Cash	$1,820	$2,179
Other assets	29	—
Investment in Solera National Bank	15,151	17,780
TOTAL ASSETS	$17,000	$19,959
LIABILITIES AND STOCKHOLDERS’ EQUITY
Other liabilities	25	18
Stockholders’ equity	16,975	19,941
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,000	$19,959

($ in thousands)	For the year ended December 31,
Condensed Statements of Operations	2013	2012
Income
Undistributed (loss)/earnings of Solera National Bank	$(347)	$515
Other	2	2
TOTAL (LOSS) INCOME	$(345)	$517
Expenses
Salaries, benefits and other compensation	20	5
Professional fees	209	164
General and administrative	82	67
TOTAL EXPENSES	$311	$236
(Loss) Income before income taxes	(656)	281
(Loss) Income tax expense	—	—
NET (LOSS) INCOME	$(656)	$281

SOLERA NATIONAL BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands)	For the year ended December 31,
Condensed Statements of Cash Flows	2013	2012
Cash flows from operating activities:
Net (loss) income	$(656)	$281
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Undistributed losses (income) of subsidiary	347	(515)
Stock-based compensation	20	5
Change in other assets	(29)	—
Change in other liabilities	7	6
Net cash used by operating activities	$(311)	$(223)

Cash flows from investing activities:
Net cash used by investing activities	$—	$—

Cash flows from financing activities:
Proceeds from issuance of common stock	54	—
Repurchase of common stock	(102)	—
Net cash used in financing activities	$(48)	$—

Net decrease in cash	(359)	(223)

Cash at beginning of year	2,179	2,402
Cash at end of year	$1,820	$2,179

NOTE 24 — SUBSEQUENT EVENTS
The Company has considered subsequent events through the date of issuance of this Report on Form 10-K, and has determined that no additional disclosure is necessary.