Form 10-Q
period 2014-03-31
Solera National Bancorp, Inc.
filed 2014-05-09
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of April 29, 2014, 2,694,422 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•	we are currently undergoing a proxy contest the outcome of which may significantly impact our strategic direction, financial performance and retention of key personnel;

•	changes in interest rates can result in volatility of our residential mortgage banking revenues and earnings and adversely impact our business;

•	we may be unable to limit credit risk associated with our loan portfolio, which would affect the Company's profitability;

•	a decline in the general economic conditions in the areas in which the Company operates could cause an adverse impact on our financial performance;

•	we operate in an industry that is subject to extensive regulatory oversight, which could restrain our growth and profitability;

•	the Company may not be able to raise additional capital on terms favorable to it; and

•	the effects of competition from a variety of competitors.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2013 Annual Report filed on Form 10-K with the SEC, which is available on the SEC’s website at www.sec.gov and the Company’s website at www.solerabank.com.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and we cannot predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Solera National Bancorp, Inc.
Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013 (unaudited)

($ in thousands, except share data)	March 31, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$1,054	$2,342
Interest-bearing deposits with banks	257	257
Investment securities, available-for-sale	66,341	69,839
Gross loans	81,962	79,240
Net deferred expenses/(fees)	91	46
Allowance for loan and lease losses	(1,126)	(1,116)
NET LOANS	80,927	78,170
Loans held for sale	8,266	7,951
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stocks	2,091	2,346
Bank-owned life insurance	4,353	4,316
Other real estate owned (OREO)	1,746	1,746
Premises and equipment, net	845	888
Accrued interest receivable	674	705
Other assets	1,584	1,117
TOTAL ASSETS	$168,138	$169,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$6,118	$6,362
Interest-bearing demand	10,535	10,559
Savings and money market	52,593	51,185
Time deposits	62,784	64,738
TOTAL DEPOSITS	132,030	132,844
Accrued interest payable	71	63
Accounts payable and other liabilities	1,305	1,487
Short-term FHLB advances	8,683	9,808
Long-term FHLB advances	8,500	8,500
TOTAL LIABILITIES	$150,589	$152,702
COMMITMENTS AND CONTINGENCIES (see Notes 11 and 14)
Stockholders' equity
Common stock (1)	$27	$26
Additional paid-in capital	26,736	26,558
Accumulated deficit	(8,384)	(8,015)
Accumulated other comprehensive loss	(728)	(1,492)
Treasury stock, at cost, 14,208 shares	(102)	(102)
TOTAL STOCKHOLDERS' EQUITY	$17,549	$16,975
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$168,138	$169,677
(1) $0.01 par value; 10,000,000 shares authorized; 2,694,422 shares issued and outstanding at March 31, 2014, and 2,654,890 shares issued and outstanding at December 31, 2013, both of which include 47,500 shares of unvested restricted stock.

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Operations and Comprehensive Income for the
Three Months Ended March 31, 2014 and 2013
(unaudited)

($ in thousands, except share data)	For the Three Months Ended March 31,
	2014	2013
INTEREST INCOME:
Interest and fees on loans	$1,122	$790
Interest on loans held for sale	53	94
Interest on investment securities	416	446
Dividends on FHLB and FRB stocks	15	15
Other interest income	2	1
TOTAL INTEREST INCOME	1,608	1,346
INTEREST EXPENSE:
Deposits	269	257
FHLB advances	40	39
TOTAL INTEREST EXPENSE	309	296
NET INTEREST INCOME BEFORE PROVISION	1,299	1,050
Provision for loan and lease losses	—	—
NET INTEREST INCOME AFTER PROVISION	1,299	1,050
NONINTEREST INCOME:
Service charges and fees	27	19
Other income	37	19
Gain on loans sold	890	1,525
Gain on sale of available-for-sale securities, net	50	100
TOTAL NONINTEREST INCOME	1,004	1,663
NONINTEREST EXPENSE:
Employee compensation and benefits	1,683	1,673
Occupancy	250	256
Professional fees	236	134
Other general and administrative	503	469
TOTAL NONINTEREST EXPENSE	2,672	2,532
(LOSS) INCOME BEFORE INCOME TAXES	(369)	181
Provision for income taxes	—	—
NET (LOSS) INCOME	$(369)	$181
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net change in unrealized gains on securities	814	200
Less: net gains included in net (loss) income	(50)	(100)
OTHER COMPREHENSIVE INCOME	$764	$100
COMPREHENSIVE INCOME	$395	$281
PER SHARE DATA
(Loss) earnings per share - basic	$(0.14)	$0.07
Weighted-average common shares outstanding - basic	2,605,380	2,553,671
(Loss) earnings per share - diluted	$(0.14)	$0.07
Weighted-average common shares outstanding - diluted	2,605,380	2,612,528
See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.

Consolidated Statements of Changes in Stockholders’ Equity for the
Three Months Ended March 31, 2014 and 2013
(unaudited)

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	2,553,671	$26	$26,206	$(7,359)	$—	$1,068	$19,941
Stock-based compensation	—	—	48	—	—	—	48
Net income	—	—	—	181	—	—	181
Other comprehensive income	—	—	—	—	—	100	100
Balance at March 31, 2013	2,553,671	$26	$26,254	$(7,178)	$—	$1,168	$20,270
Balance at December 31, 2013	2,654,890	$26	$26,558	$(8,015)	$(102)	$(1,492)	$16,975
Options exercised	39,532	1	138	—	—	—	139
Stock-based compensation	—	—	40	—	—	—	40
Net loss	—	—	—	(369)	—	—	(369)
Other comprehensive income	—	—	—	—	—	764	764
Balance at March 31, 2014	2,694,422	$27	$26,736	$(8,384)	$(102)	$(728)	$17,549

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2014 and 2013 (unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(369)	$181
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	82	52
Net amortization of deferred loan fees/expenses	3	20
Net amortization of premiums on investment securities	248	361
Recognition of stock-based compensation on stock options/restricted stock awards	40	48
Loans originated for sale	(30,808)	(52,137)
Proceeds from the sale of loans held for sale	31,293	34,192
Gain on sale of loans held for sale	(856)	(1,414)
Gain on sale of available-for-sale securities, net	(50)	(100)
Gain on sale of SBA loans	(34)	(111)
Proceeds from the sale of SBA loans	439	1,510
Federal Home Loan Bank stock dividend	(7)	(7)
Increase in bank-owned life insurance cash surrender value	(37)	(19)
Changes in operating assets and liabilities:
Accrued interest receivable	31	(4)
Other assets	(440)	(196)
Accrued interest payable	8	11
Accounts payable and other liabilities	(331)	182
Deferred loan fees/expenses, net	(48)	18
Net cash used in operating activities	(836)	(17,413)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities, available-for-sale	(7,398)	(715)
Proceeds from sales of investment securities, available-for-sale	9,397	5,729
Proceeds from maturity/paydown of investment securities, available-for-sale	2,063	3,796
Redemptions/(purchases) of FHLB / FRB bank stocks, net	262	(669)
Purchases of bank-owned life insurance	—	(1,000)
Loan originations, net	(3,117)	(5,996)
Purchases of premises and equipment	(8)	(60)
Net cash provided by investing activities	1,199	1,085
CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in deposits	(814)	(1,250)
Net increase in securities sold under agreements to repurchase and federal funds purchased	149	—
Net (decrease)/increase in short-term FHLB advances	(1,125)	16,074
Proceeds from stock options exercised	139	—
Net cash (used in) provided by financing activities	(1,651)	14,824
Net decrease in cash and cash equivalents	(1,288)	(1,504)
CASH AND CASH EQUIVALENTS
Beginning of period	2,342	2,738
End of period	$1,054	$1,234
(continued)

Solera National Bancorp, Inc.

Consolidated Statements of Cash Flows for the
Three Months Ended March 31, 2014 and 2013, (continued)
(unaudited)

	For the Three Months Ended March 31,
($ in thousands)	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$301	$285
Income taxes paid	$—	$—
Non-cash investing transactions:
Unrealized gain on investment securities, available-for-sale	$764	$100

See Notes to Consolidated Financial Statements.

SOLERA NATIONAL BANCORP, INC.

UNAUDITED CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — SUMMARY OF ORGANIZATION

Solera National Bancorp, Inc., a bank holding company, is a Delaware corporation formed in 2006 to organize and serve as the holding company for Solera National Bank (the “Bank”). The Bank, which is chartered as a national bank by the Office of the Comptroller of the Currency, (“OCC”), is a wholly-owned subsidiary of Solera National Bancorp, Inc. The Bank is a full-service commercial bank headquartered in Lakewood, Colorado that commenced banking operations in the third quarter of 2007. The Bank provides a variety of financial services to individuals, businesses, and not-for-profit organizations primarily located in the six-county Denver metropolitan area. Its primary lending products are residential mortgage loans, commercial loans and home-equity lines of credit. Its primary deposit products are checking, money market, savings and time deposit accounts. In December 2012, the Company added mortgage loan production offices in Boulder, Colorado Springs (two offices), the Denver Tech Center and Durango. These offices primarily originate residential mortgage loans that are sold to secondary market investors.

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of March 31, 2014, and the results of its operations for the three months ended March 31, 2014 and 2013.  Cash flows are presented for the three months ended March 31, 2014 and 2013.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation.  These reclassifications had no impact on stockholders’ equity or net (loss) income for the periods.  Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

At March 31, 2014, the Company had an allowance for loan and lease losses of $1.1 million.  We believe that this is adequate to cover probable losses based on currently available information.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan and lease losses may be needed if the economy declines, asset quality deteriorates, or the loss experience changes.

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

Loan Commitments and Related Financial Instruments: In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note 11. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

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

Income (Loss) per Common Share:  Basic earnings (loss) per common share, (EPS), is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is similar to basic EPS except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the period.  Given the loss for the three months ended March 31, 2014, diluted EPS did not differ from basic EPS as all dilutive-potential shares were anti-dilutive. Diluted EPS did not differ from basic EPS for the three months ended March 31, 2013, given the small amount of dilutive-potential stock options.  For the three months ended March 31, 2014 and 2013, respectively, approximately 407,000 and 483,000 anti-dilutive options were not included in the calculation of diluted EPS. Additionally, approximately 12,000 anti-dilutive unvested shares of restricted stock were not included in the calculation of diluted EPS. Amounts used in the determination of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013, are shown below:

($ in thousands, except share data)	For the Three Months Ended March 31,
	2014	2013
Basic earnings (loss) per share computation
Net (loss) earnings to common stockholders	$(369)	$181
Weighted average shares outstanding - basic	2,605,380	2,553,671

Basic (loss) earnings per share	$(0.14)	$0.07
Diluted earnings (loss) per share computation
Net (loss) earnings to common stockholders	$(369)	$181
Weighted average shares outstanding - basic	2,605,380	2,553,671
Shares assumed issued:
Stock options	—	50,437
Restricted stock	—	8,420
Weighted average shares outstanding - diluted	2,605,380	2,612,528

Diluted (loss) earnings per share	$(0.14)	$0.07

Business Segments: The Company uses the "management approach" for reporting information about segments and has determined that as of March 31, 2014, its business is comprised of two operating segments: community banking and residential mortgage banking.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standards update (ASU) on the presentation of unrecognized tax benefits. This update requires separate presentation of tax benefits related to net operating loss carryforwards and credit carryforwards apart from other deferred tax assets. This accounting standards update became effective for us in first quarter 2014. Currently, there is no impact on the Company due to this update as our deferred tax assets have a full valuation allowance and we don't have any unrecognized tax benefits.

During the first three months of 2014, the FASB issued other accounting standards updates which may impact banks or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

In January 2014, the FASB issued an ASU on troubled debt restructurings by creditors which clarifies when reclassification of real estate collateralized consumer mortgage loans occurs upon foreclosure. This update clarifies when a creditor should be considered to have received physical possession of residential real estate property such that the loan should be derecognized and other real estate owned recognized on the company's balance sheet. This update is effective for us beginning in first quarter 2015. The Company does not expect this update to have a material impact on the Company's financial statements and disclosures.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of March 31, 2014 and December 31, 2013 are as follows:

($ in thousands)	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$12,592	$146	$(249)	$12,489
State and municipal	15,712	74	(503)	15,283
Residential agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs)	38,765	200	(396)	38,569
Total securities available-for-sale	$67,069	$420	$(1,148)	$66,341

($ in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$13,210	$113	$(344)	$12,979
State and municipal	19,157	69	(986)	18,240
Residential agency MBS/CMOs	38,964	171	(515)	38,620
Total securities available-for-sale	$71,331	$353	$(1,845)	$69,839

The amortized cost and estimated fair value of investment securities by contractual maturity at March 31, 2014 and December 31, 2013 are shown below.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations with or without prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $2.1 million from the maturity / prepayment of securities during the three months ended March 31, 2014 (see our Consolidated Statements of Cash Flows ) versus no dollars contractually maturing within one year as of December 31, 2013, as set forth in the table below.

($ in thousands)	March 31, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale:
Due within one year	$—	$—	$—	$—
Due after one year through five years	6,181	6,299	6,442	6,557
Due after five years through ten years	20,905	20,361	25,435	24,339
Due after ten years	39,983	39,681	39,454	38,943
Total securities available-for-sale	$67,069	$66,341	$71,331	$69,839

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of March 31, 2014 and December 31, 2013.

	March 31, 2014
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$5,017	$(173)	9	$3,027	$(76)	5	$8,044	$(249)	14
State and municipal	11,904	(470)	26	739	(33)	2	12,643	(503)	28
Residential agency MBS/CMOs	18,896	(264)	22	5,433	(132)	7	24,329	(396)	29
Total temporarily-impaired	$35,817	$(907)	57	$9,199	$(241)	14	$45,016	$(1,148)	71

	December 31, 2013
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$5,544	$(223)	10	$3,488	$(121)	6	$9,032	$(344)	16
State and municipal	15,482	(932)	33	719	(54)	2	16,201	(986)	35
Residential agency MBS/CMOs	19,505	(311)	23	8,121	(204)	10	27,626	(515)	33
Total temporarily-impaired	$40,531	$(1,466)	66	$12,328	$(379)	18	$52,859	$(1,845)	84

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of March 31, 2014, no declines were deemed to be other than temporary.  The five corporate securities that were in a continuous loss position for 12 months or longer at March 31, 2014 fluctuated in value primarily as a result of changes in market interest rates and the widening of spreads on financial services/banking securities. However, the amount of unrealized loss on these corporate bonds has declined in 2014.

The two municipal bonds that were in a continuous loss position for 12 months or longer at March 31, 2014 were due to changes in interest rates, as the bonds were purchased when the ten year treasury rate was near its historical low. The bonds continue to maintain high credit ratings.

Significant prepayment speeds is the primary driver of the loss on the seven mortgage-backed securities in a continuous loss position for 12 months or longer at March 31, 2014.  The Company has determined there is no credit impairment on these bonds because they carry the implicit guarantee of the U.S. government.

The Company has the intent to hold the securities in an unrealized loss position as of March 31, 2014 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above are not other than temporarily impaired.

Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2013, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized loss in the investment portfolio of $728,000 at March 31, 2014, a $764,000 improvement from the $1.5 million net unrealized loss at December 31, 2013. The increase in the value of the portfolio since year-end was primarily due to the decline in interest rates that occurred during the first quarter of 2014.

Sales of available-for-sale securities were as follows:

($ in thousands)	Three Months Ended March 31,
	2014	2013
Proceeds	$9,397	$5,729
Gross gains	$50	$100
Gross losses	$—	$—

Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $24.9 million at March 31, 2014 and $26.4 million at December 31, 2013, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, according to each loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to its underlying collateral:

($ in thousands)	March 31, 2014	December 31, 2013
Commercial real estate (“CRE”)	$46,191	$47,063
Commercial and industrial	10,918	11,730
Residential real estate	20,934	17,889
Construction and land development	3,851	2,044
Consumer	68	514
GROSS LOANS	81,962	79,240
Net deferred loan expenses / (fees)	91	46
Allowance for loan and lease losses	(1,126)	(1,116)
LOANS, NET	$80,927	$78,170

During the first three months of 2014, the Bank purchased no loans compared to the first quarter of 2013, when the Bank purchased two loans with aggregate principal balances of approximately $170,000.  During the first quarter 2014, the Bank sold the guaranteed portion of one SBA 7(a) note totaling approximately $405,000 resulting in a gain of $44,000, of which $34,000 was recognized in income immediately.  During the first quarter of 2013, the Bank sold the guaranteed portion of two SBA 7(a) notes totaling approximately $1.4 million resulting in gains of $144,000, of which $111,000 was recognized in income immediately.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were no loans receivable from related parties at March 31, 2014 and approximately $141,000 in loans receivable from related parties at December 31, 2013.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three months ended March 31, 2014 and 2013 is summarized as follows:

($ in thousands)	Three Months Ended March 31,
	2014	2013
Balance, beginning of period	$1,116	$1,063
Charge-offs	—	—
Recoveries	10	11
Provision for loan and lease losses	—	—
Balance, end of period	$1,126	$1,074

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

The tables below provide a rollforward, by portfolio segment, of the allowance for loan and lease losses for the three months ended March 31, 2014 and 2013, respectively.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended March 31, 2014
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2013	$655	$312	$149	$—	$1,116
Charge-offs	—	—	—	—	—
Recoveries	—	9	1	—	10
Provision for loan and lease losses	7	11	(18)	—	—
Balance at March 31, 2014	$662	$332	$132	$—	$1,126

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended March 31, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2012	$784	$222	$57	$—	$1,063
Charge-offs	—	—	—	—	—
Recoveries	—	10	1	—	11
Provision for loan and lease losses	(24)	(5)	18	11	—
Balance at March 31, 2013	$760	$227	$76	$11	$1,074

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of March 31, 2014 and December 31, 2013.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 2:  Critical Accounting Policies, Provision and Allowance for Loan and Lease Losses).

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
March 31, 2014
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	38,665	30,547	12,701	49	81,962
Total	$38,665	$30,547	$12,701	$49	$81,962
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	662	332	132	—	1,126
Total	$662	$332	$132	$—	$1,126

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	38,924	26,230	14,036	50	79,240
Total	$38,924	$26,230	$14,036	$50	$79,240
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	655	312	149	—	1,116
Total	$655	$312	$149	$—	$1,116

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

Reconciliation between Portfolio Segment and Class
March 31, 2014 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$19,564	$—	$—	$—	$19,564
CRE – non-owner occupied	18,404	—	—	—	18,404
Commercial and industrial	—	—	10,180	—	10,180
Residential real estate	—	26,696	—	—	26,696
Construction and land development	697	3,851	—	—	4,548
Government guaranteed	—	—	2,521	—	2,521
Consumer	—	—	—	49	49
Total	$38,665	$30,547	$12,701	$49	$81,962

Reconciliation between Portfolio Segment and Class
December 31, 2013 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$20,964	$—	$—	$—	$20,964
CRE – non-owner occupied	17,960	—	—	—	17,960
Commercial and industrial	—	—	11,431	—	11,431
Residential real estate	—	24,186	—	—	24,186
Construction and land development	—	2,044	—	—	2,044
Government guaranteed	—	—	2,605	—	2,605
Consumer	—	—	—	50	50
Total	$38,924	$26,230	$14,036	$50	$79,240

Impaired Loans

There were no impaired loans and no troubled debt restructurings (TDRs) as of March 31, 2014 or December 31, 2013.  Additionally, no loans were modified as TDRs during the three months ended March 31, 2014 or 2013.  No loans were restructured as TDRs during the last 12 months.

Age Analysis of Loans

There was one Commercial and Industrial loan totaling $135,000 past due 30 - 59 days as of March 31, 2014. No other loans were past due. There were no nonaccrual loans as of March 31, 2014 and there were no past due or nonaccrual loans as of December 31, 2013.

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

As of March 31, 2014, and based on the most recent analysis performed during the month of March 2014, the recorded investment in each risk category of loans by class of loan is as follows:

($ in thousands)	Credit Quality of Loans by Class as of March 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$17,156	$177	$2,231	$—	$19,564
CRE – non-owner occupied	17,573	831	—	—	18,404
Commercial and industrial	9,886	124	170	—	10,180
Residential real estate	25,909	—	787	—	26,696
Construction and land development	4,548	—	—	—	4,548
Government guaranteed	2,521	—	—	—	2,521
Consumer	49	—	—	—	49
Total	$77,642	$1,132	$3,188	$—	$81,962

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

NOTE 6 — LOANS HELD FOR SALE AND INTEREST RATE LOCK COMMITMENTS

In December 2012, the Bank began originating traditional residential mortgage loans. These loans are generally conventional, conforming loans for the purchase or refinance of one-to-four family properties. These loans are recorded as loans held for sale on the Company's consolidated balance sheets as they will be sold to purchasers on the secondary market which significantly reduces our credit risk. The Bank had loans held for sale of $8.3 million and $8.0 million as of March 31, 2014 and December 31, 2013, respectively.

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

The table below identifies the balance sheet category and fair values of the Bank's derivative instruments not designated as hedging instruments at March 31, 2014 and December 31, 2013.

($ in thousands)
Interest Rate Lock Commitments (Mortgage)	Notional Amount	Fair Value	Balance Sheet Category
March 31, 2014	$15,213	$118	Other assets
December 31, 2013	$6,280	$62	Other assets

NOTE 7 — DEPOSITS

Deposits are summarized as follows:

($ in thousands)	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$6,118	5%	$6,362	5%
Interest-bearing demand	10,535	8%	10,559	8%
Money market accounts	16,790	13%	14,929	11%
Savings accounts	35,803	27%	36,256	28%
Time deposits, less than $100,000	4,454	3%	4,485	3%
Time deposits, $100,000 or more	58,330	44%	60,253	45%
Total deposits	$132,030	100%	$132,844	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balances of related party deposits were approximately $3.4 million and $3.1 million at March 31, 2014 and December 31, 2013, respectively.

On June 7, 2013, the Bank completed its acquisition of customer deposits, excluding certificates of deposit, and a nominal amount of overdraft lines of credit balances, totaling approximately $6.0 million, associated with deposit accounts from the Lakewood branch of Liberty Savings Bank, FSB. The Bank paid a deposit premium of $468,000 based upon the average daily total deposits during the 30 calendar days immediately preceding the closing of the transaction. The deposit premium, as well as other transaction costs incurred, were capitalized as a core deposit intangible and are being amortized on a straight-line basis over a period of seven years. As of March 31, 2014, the core deposit intangible is $412,000 and is included in Other Assets on the Company's Consolidated Balance Sheets. Quarterly, the Company evaluates the core deposit intangible for impairment. As of both March 31, 2014 and December 31, 2013, no impairment has been noted.

NOTE 8 — FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of both March 31, 2014 and December 31, 2013, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2014 and October 2018 and a weighted-average effective interest rate of 1.73%. Additionally, the Bank had $8.7 million in variable-rate, overnight borrowings at 0.21% as of March 31, 2014. The Bank is primarily using overnight borrowings at the FHLB to fund residential mortgage loans which are held for sale. The Bank had $9.8 million in overnight borrowings from the FHLB as of December 31, 2013 at 0.19%. During the three months ended March 31, 2014, approximately $4,000 of the $40,000 in total interest expense on FHLB advances pertained to short-term borrowings. During the three months ended March 31, 2013, approximately $6,000 of the $39,000 in total interest expense on FHLB advances pertained to short-term borrowings.

In addition to FHLB borrowings, the Company may borrow overnight funds on an unsecured basis from its correspondent banks. As of March 31, 2014 and December 31, 2013, the Company had approved borrowing lines up to $13.1 million from correspondent banks and had $150,000 and $0, respectively, in outstanding borrowings under these arrangements. The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

NOTE 9 — STOCK-BASED COMPENSATION

On September 20, 2012, the Board of Directors adopted the Company’s 2012 Long-Term Incentive Plan, (the “2012 Plan”).   Under the terms of the 2012 Plan, the Company may grant stock-based awards including stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to eligible persons, including officers and directors of the Company.  The 2012 Plan does not terminate or amend the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The 2012 Plan reserves 250,000 shares of common stock of the Company for issuance. At March 31, 2014, approximately 75,000 shares were available for future grants.  Stock options expire no later than ten years from the date of grant and generally vest over four years. The 2012 Plan provides for accelerated vesting if there is a change of control, as defined in the 2012 Plan.

Under the terms of the Company’s 2007 Plan, employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options.  The Board reserved 510,734 shares of common stock for issuance under the 2007 Plan.  At March 31, 2014, approximately 64,000 shares were available for future grants.  The 2007 Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The 2007 Plan provides for accelerated vesting if there is a change of control, as defined in the 2007 Plan.

The Company recognized stock-based compensation costs of approximately $40,000 during the three months ended March 31, 2014, which represents approximately 32,000 stock options earned. The Company recognized stock-based compensation costs of approximately $48,000 during the three months ended March 31, 2013, which represented approximately 18,750 stock options earned. No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  As of March 31, 2014, there was approximately $166,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 2.2 years.

The following is a summary of the Company’s outstanding stock options and related activity for the three months ended March 31, 2014:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2013	610,177	$1.66	$6.70
Granted	—	—	—
Exercised	(39,532)	0.69	3.50
Forfeited	(7,323)	1.26	5.35
Expired	(12,333)	2.43	9.00
Outstanding at March 31, 2014	550,989	$1.71	$6.89

The following is a summary of the Company’s outstanding stock options and related activity for the three months ended March 31, 2013:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2012	523,500	$1.65	$6.72
Granted	121,000	1.28	5.43
Exercised	—	—	—
Forfeited	—	—	—
Expired	(4,479)	1.40	6.00
Outstanding at March 31, 2013	640,021	$1.59	$6.48

Restricted Stock

During 2012, the Company granted 50,000 shares of restricted stock as inducement awards to officers of the Company's residential mortgage division. The awards originally cliff-vested on November 30, 2014 conditioned upon the officers' continued employment with the Bank. However, in August 2013, the Company accelerated the vesting of 25,000 shares making them fully vested as of August 30, 2013. In December 2013, an additional 12,500 shares vested in conjunction with the separation of an officer. The remaining shares vest on November 30, 2014, conditioned upon the officer's continued employment with the Bank. The shares have a grant-date fair value of $4.80 per share.

An additional 25,000 performance-based restricted shares were issued to an officer on November 30, 2012. The number of performance-based restricted shares that will vest will be calculated in accordance with the performance goals annually set by the Compensation Committee of the Board of Directors and will be a maximum of 5,000 shares for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018. The fair value of the performance-based restricted shares will be determined annually on the date the performance goals are established. As of February 2014, 5,000 of these performance-based restricted shares were granted. The shares have a grant-date fair value of $5.76 and as of March 31, 2014, are expected to fully vest on December 31, 2014 as the Company is on track to hit the established performance criteria.

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

The Company recognized $18,000 and $30,000 of stock-based compensation expense associated with the stock awards for the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014, compensation cost of $106,000 related to unearned awards is expected to be recognized over a weighted-average period of 2.1 years. As of March 31, 2014, 47,500 restricted stock awards are considered issued and outstanding as they have voting and dividend rights.

NOTE 10 — NONINTEREST EXPENSE

The following table details the individual expense items greater than $25,000 that comprise other general and administrative expenses:

($ in thousands)	Three Months Ended March 31,
	2014	2013
Other general and administrative expenses:
Data processing	$151	$117
Other loan expenses	74	73
Marketing and promotions	32	37
Regulatory and reporting fees	33	33
FDIC assessment	33	35
Directors’ fees	25	27
Telephone/communication	26	23
Printing, stationery and supplies	26	15
All other	103	109
Total	$503	$469

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

At March 31, 2014 and December 31, 2013, $34.8 million and $21.0 million, respectively, in unfunded commitments were outstanding whose contract amounts represent credit risk. Of the $34.8 million in total commitments outstanding at March 31, 2014, $6.6 million were at variable rates and $19.3 million were at fixed rates and $8.9 million have terms that are still being negotiated. Of the $21.0 million in total commitments outstanding at December 31, 2013, $7.6 million were at variable rates and $9.5 million were at fixed rates and $3.9 million have terms that were being negotiated. Additionally, as of March 31, 2014 and December 31, 2013, the Company had approximately $8.1 million and $7.8 million, respectively, in commitments to sell residential mortgage loans to third-party investors.

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

The Bank enters into commitments to sell residential mortgage loans to reduce interest rate risk on certain residential mortgage loans held for sale and loan commitments which were recorded in the consolidated balance sheets at their fair values. The Bank does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under the Bank's usual underwriting procedures, and are most often sold on a nonrecourse basis. The Bank's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, first payment default and insurability, which if subsequently are untrue or breached, could require the Bank to repurchase certain loans affected. There have been no instances of repurchase under representations and warranties. However, beginning in the first quarter of 2014, the Bank established a recourse reserve liability, which is included in accounts payable and other liabilities on the consolidated balance sheets, to reserve for estimated losses due to early payoffs, losses associated with payment default and repurchases under other representations and warranties.

This estimate is reviewed on a quarterly basis to account for changes in the volume of loans sold, delinquencies and economic conditions. As of March 31, 2014, the recourse reserve liability balance was $12,000.

NOTE 12 — FAIR VALUE

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

For available-for-sale securities, fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of March 31, 2014 and December 31, 2013, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2014
Investment securities, available-for-sale:
Corporate	$—	$12,489	$—	$12,489
State and municipal	—	15,283	—	15,283
Residential agency MBS/CMOs	—	38,569	—	38,569
Loans held for sale	—	8,266	—	8,266
Interest rate lock commitments	—	118	—	118

Assets at December 31, 2013
Investment securities, available-for-sale:
Corporate	$—	$12,979	$—	$12,979
State and municipal	—	18,240	—	18,240
Residential agency MBS/CMOs	—	38,620	—	38,620
Loans held for sale	—	7,951	—	7,951
Interest rate lock commitments	—	62	—	62

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at March 31, 2014
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$1,881	$1,881
Assets at December 31, 2013
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$1,881	$1,881

There were no impaired loans as of March 31, 2014 or December 31, 2013.

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  The fair value of OREO is based on property appraisals adjusted at management’s discretion to reflect further decline in fair value since the time the appraisal analysis was completed, if warranted.  Therefore, the inputs used to determine the fair value of OREO fall within Level 3.  OREO had carrying amounts of $1.7 million at both March 31, 2014 and December 31, 2013, based on the appraisals less reasonable estimated costs to sell and less partial charge-offs recorded in 2011 and 2013.

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

Securities sold under agreements to repurchase and federal funds purchased:  The carrying amount of securities sold under agreements to repurchase and federal funds purchased approximates fair value due to the short-term nature of these agreements, which generally mature within one to four days from the transaction date.

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at March 31, 2014
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$1,054	$1,054	$—	$—	$1,054
Interest-bearing deposits with banks	257	—	272	—	272
Investment securities	66,341	—	66,341	—	66,341
Loans, net	80,927	—	—	83,172	83,172
Loans held for sale	8,266	—	8,266	—	8,266
FHLB and FRB stocks	2,091	—	—	NA	NA
Bank-owned life insurance	4,353	—	—	4,353	4,353
Accrued interest receivable	674	—	422	252	674
Interest rate lock commitments	118	—	118	—	118
Financial Liabilities:
Deposits, demand, savings and money market	$69,246	$—	$69,246	$—	$69,246
Time deposits	62,784	—	63,326	—	63,326
Securities sold under agreements to repurchase and federal funds purchased	204	—	204	—	204
FHLB advances	17,183	—	17,296	—	17,296
Accrued interest payable	71	—	71	—	71

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2013
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,342	$2,342	$—	$—	$2,342
Interest-bearing deposits with banks	257	—	272	—	272
Investment securities	69,839	—	69,839	—	69,839
Loans, net	78,170	—	—	79,153	79,153
Loans held for sale	7,951	—	7,951	—	7,951
FHLB and FRB stocks	2,346	—	—	NA	NA
Bank-owned life insurance	4,316	—	—	4,316	4,316
Accrued interest receivable	705	—	471	234	705
Interest rate lock commitments	62	—	62	—	62
Financial Liabilities:
Deposits, demand, savings and money market	$68,106	$—	$68,106	$—	$68,106
Time deposits	64,738	—	65,254	—	65,254
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	18,308	—	18,429	—	18,429
Accrued interest payable	63	—	63	—	63

NOTE 13 — SEGMENT REPORTING

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

The following table presents the financial information from the Bank's two operating segments for the periods presented:

($ in thousands)	Community Banking	Residential Mortgage Banking	Total
Three Months Ended March 31, 2014
Net interest income	$1,162	$137	$1,299
Provision for loan and lease losses	—	—	—
Total noninterest income	149	855	1,004
Total noninterest expense	1,503	1,169	2,672
(Loss) before income taxes	$(192)	$(177)	$(369)

Three Months Ended March 31, 2013
Net interest income	$1,025	$25	$1,050
Provision for loan and lease losses	—	—	—
Total noninterest income	249	1,414	1,663
Total noninterest expense	1,160	1,372	2,532
Income before income taxes	$114	$67	$181

Segment Assets
March 31, 2014	$144,061	$24,077	$168,138
December 31, 2013	151,255	18,422	169,677

Average Loans
YTD March 31, 2014	$71,951	$12,062	$84,013
YTD December 31, 2013	$66,717	$12,841	$79,558

The first quarter 2014 loss for the residential mortgage division was largely driven by the sharp reduction in refinancing activity which declined from $19.9 million during the first quarter of 2013 to $5.0 million for the first quarter of 2014. Residential mortgage loans funded for the purchase of new homes also declined, but not as drastically, going from $32.3 million during the first quarter of 2013 to $25.8 million during the first quarter of 2014. We expect refinance activity to remain at these lower levels over the near-term.

The increased loss experienced during the first quarter of 2014 in the community banking division largely related to the approximately $102,000 of severance costs incurred during the quarter in connection with the termination of our Chief Financial Officer, as well as the approximately $80,000 of increased costs associated with our on-going contested proxy surrounding the election of directors at our 2014 annual meeting of stockholders.

NOTE 14 — LEGAL CONTINGENCIES

On March 12, 2014, the Company filed a lawsuit against a holder of approximately 22% of its shares, Mr. Michael D. Quagliano, seeking a declaratory judgment that Mr. Quagliano did not comply with the Company's bylaws relating to the nomination of candidates for election as directors at the Company's 2014 annual meeting of stockholders. The Company does not expect this to have a material impact on the Company's financial position, results of operations or cash flows.

In addition, in the ordinary course of our business, we may be party to various legal actions, which we believe are incidental to the operation of our business.

NOTE 15 — SUBSEQUENT EVENTS

The Company has considered subsequent events through the date of issuance of this Report on Form 10-Q, and has determined that no additional disclosure is necessary.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of March 31, 2014 and results of operations for the three months ended March 31, 2014 and 2013.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a Delaware corporation that was incorporated to organize and serve as the holding company for Solera National Bank, which opened for business in 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood. We have two operating segments: community banking and residential mortgage banking.

We offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who are particularly responsive to the personalized service that Solera National Bank provides to its customers.  We believe that local ownership and control allows the Bank to serve customers efficiently and effectively.  Solera National Bank competes on the basis of providing a unique and personalized banking experience combined with a broad range of services, customized and tailored to fit the individual needs of its clients.  The Bank focuses on serving the local Hispanic and other minority populations which it believes are underserved.  The Company remains focused on executing its strategy since its inception of delivering prudent and controlled growth to efficiently leverage the Company’s capital and expense base with the goal of achieving sustained profitability.

In December 2012, the Company launched a residential mortgage division with five loan production offices in Colorado including Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango and commenced offering residential mortgage loans, the vast majority of which are sold on the secondary market. As of March 31, 2014, the Bank has 74 full-time equivalent employees.

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

Results of operations are primarily the product of (i) noninterest income earned from gains on the sale of residential mortgage loans and (ii) net interest income, which is interest income less interest expense, offset by noninterest expense and provision for loan and lease losses. The majority of our assets are interest-earning and liabilities are interest-bearing, and as a result, changes in interest rates impact our net interest margin. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. We manage interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on operating results.

Comparative Results of Operations for the Three Months Ended March 31, 2014 and 2013

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.

Net loss for the quarter ended March 31, 2014 was $369,000, or $(0.14) per share, compared to net income of $181,000, or $0.07 per share, for the first quarter of 2013.  The $550,000 decrease was primarily the result of a $659,000 decrease in noninterest income, due to slower refinancing activity compared to the previous period attributable to the increase in long-term mortgage rates over the last year and a $140,000 increase in noninterest expenses, which was mostly due to separation costs associated with the termination of our CFO and elevated professional fees in connection with our 2014 annual meeting of shareholders which currently includes two competing slates of nominees to our board of directors. These costs were partially offset by a $249,000 increase in net interest income.  These and other changes are described in more detail in the ensuing discussion.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

($ in thousands)	Three Months Ended March 31, 2014			Three Months Ended March 31, 2013
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees (1) (2)	$79,056	$1,122	5.76%	$62,358	$790	5.14%
Loans held for sale	4,957	53	4.31	11,202	94	3.39
Investment securities (3)	68,684	416	2.46	79,528	446	2.27
FHLB and FRB stocks	2,318	15	2.55	1,567	15	3.84
Federal funds sold	1,145	1	0.23	244	—	0.24
Interest-bearing deposits with banks	257	1	2.94	257	1	2.94
Total interest-earning assets	156,417	$1,608	4.17%	155,156	$1,346	3.52%
Noninterest-earning assets (4)	9,527			6,658
Total assets	$165,944			$161,814
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$51,461	$60	0.47%	$55,050	$63	0.46%
Interest-bearing checking accounts	10,528	19	0.75	7,469	14	0.78
Time deposits	62,813	190	1.23	57,521	180	1.27
Short-term FHLB advances	7,201	4	0.20	10,090	6	0.24
Long-term FHLB advances	8,500	36	1.73	7,500	33	1.78
Total interest-bearing liabilities	140,503	$309	0.89%	137,630	$296	0.87%
Noninterest-bearing checking accounts	7,037			3,909
Noninterest-bearing liabilities	877			636
Stockholders' equity	17,527			19,639
Total liabilities and stockholders' equity	$165,944			$161,814
Net interest income		$1,299			$1,050
Net interest spread		3.28%			2.65%
Net interest margin		3.37%			2.75%

(1) The loan average balances and rates include nonaccrual loans, if any.
(2) Net loan expenses of $3,000 and $20,000 for the three months ended March 31, 2014 and 2013, respectively, are included in the yield computation.
(3) Yields on investment securities have not been adjusted to a tax-equivalent basis since the Company does not own any tax-free securities.
(4) The $2.9 million increase in noninterest-earning assets primarily relates to an increase in bank-owned life insurance, which increased $2.2 million and had an increase in cash surrender value of 3.4% during first quarter 2014 and 3.6% during first quarter 2013.

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

($ in thousands)	Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$332	$103	$229
Loans held for sale	(41)	39	(80)
Investment securities	(30)	43	(73)
FHLB and FRB stocks	—	(1)	1
Federal funds sold	1	—	1
Interest-bearing deposits with banks	—	—	—
Total interest income	$262	$184	$78
Interest expense:
Money market and savings deposits	$(3)	$1	$(4)
Interest-bearing checking accounts	5	(1)	6
Time deposits	10	(6)	16
ST FHLB advances	$(2)	(1)	(1)
LT FHLB advances	3	(1)	4
Total interest expense	$13	$(8)	$21
Net interest income	$249	$192	$57

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

For the three months ended March 31, 2014, the Company’s net interest income increased $249,000, or 24%, compared to the three months ended March 31, 2013 and net interest margin increased 62 basis points from 2.75% to 3.37%.  Most notable was the $332,000 increase in interest income on loans primarily due to the $16.7 million increase in average loan balance during the first quarter 2014 compared to the first quarter 2013. This increase was partially offset by 1) an unfavorable decrease in interest income on loans held for sale of $41,000, primarily due to the $6.2 million decrease in average balance, and 2) an unfavorable decrease in interest income on investment securities, which decreased $30,000, due to a decrease in average balances (down $10.8 million), but partially offset by a favorable increase in yield (up 19 basis points). The average yield on loans increased 62 basis points from the first quarter a year ago partially due to a pre-payment penalty collected in the first quarter of 2014, and partially due to a more favorable interest rate environment.

The increases in yields on our interest-earning assets were only slightly dampened by a small, 2 basis point, increase on the cost of interest-bearing liabilities from first quarter 2013 to first quarter 2014. This allowed for vast improvement in our net interest spread (the yield earned on interest-earning assets less the cost of interest-bearing liabilities), which increased 63 basis points.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the first quarters of 2014 and 2013, we did not recognize any provision for loan and lease losses reflecting improved asset quality.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the quarter ended March 31, 2014 was $1.0 million, a decrease of $659,000 from $1.7 million for the first quarter 2013.  The largest contributor to the decline was the $558,000 decline in gain on residential mortgage loans sold which was primarily related to the decline in refinancing activity experienced due to the increase in longer-term interest rates from the near historical lows seen during the first quarter of 2013. It's important to note that since we have elected to fair value loans held for sale, the gain on loans sold is recognized at the time the loan is funded. As such, this gain correlates more closely with the volume of loans originated during the period rather than with the volume of loans sold during the period. Also contributing to the decline in noninterest income was the $50,000 decrease in gains on the sale of investment securities dropping from $100,000 during the first quarter 2013 to $50,000 during the first quarter 2014.

The following table summarizes the Bank's residential mortgage loan activity during the first quarter of 2014 and 2013.

($ in thousands)	For the Quarter Ended
	March 31, 2014	March 31, 2013
Gain on Loans Sold	856	1,414
Average Service Release Premium	2.55%	2.37%
Residential Mortgage Loans Originated	$30,808	$52,137
Residential Mortgage Loans Sold	$30,481	$33,096
Purpose of Loan: (1)
Purchase	84%	62%
Refinance	16%	38%
(1) indicates the percentage of loans originated during the period

Refinancing activity slowed significantly beginning in July 2013 due to the rise in longer-term interest rates. We expect refinancing activity to be significantly lower throughout 2014 as most economic forecasts expect longer-term interest rates to remain stable or increase slightly in the near-term. Given the lower volumes experienced in the second half of 2013 and the forecast for 2014, management took action during the first quarter of 2014 to right-size the mortgage department. This is discussed in further detail below.

Noninterest Expense

Our total noninterest expense for the quarter ended March 31, 2014 was $2.7 million, which was $140,000, or 6%, higher than the $2.5 million for the quarter ended March 31, 2013. The reasons for this increase are as follows:

Employee Compensation and Benefits
Employee compensation and benefit expense increased $10,000 from first quarter 2013. We incurred approximately $113,000 in separation costs associated with the termination of our Chief Financial Officer, this includes approximately $11,000 associated with the accelerated vesting of his stock options. This increase was predominately offset by reduced employee compensation given a reduction in our full-time equivalent employees down from 90 for the first quarter of 2013 to 74 for the first quarter of 2014. The reductions were primarily due to a concerted effort to reduce costs.

Occupancy
Occupancy expense remained consistent during the first quarter of 2014, decreasing $6,000, or 2%, from first quarter 2013.

Professional Fees
Professional fees increased $102,000, or 76%, primarily due to costs associated with our upcoming 2014 annual meeting of stockholders which currently includes two competing slates of nominees for election to our board of directors. We expect professional fees to remain elevated until the final election of our board of directors which may or may not be decided as of our annual meeting date - May 22, 2014.

Other General and Administrative Expenses: The following table details the individual expense items greater than $25,000 that comprise other general and administrative expenses:

($ in thousands)	Three Months Ended March 31,		Increase/
Other general and administrative expenses:	2014	2013	(Decrease)
Data processing	$151	$117	$34
Other loan expenses	74	73	1
Marketing and promotions	32	37	(5)
Directors’ fees	25	27	(2)
Regulatory and reporting fees	33	33	—
Telephone/communication	26	23	3
FDIC assessment	33	35	(2)
Printing, stationery and supplies	26	15	11
All other	103	109	(6)
Total	$503	$469	$34

The most significant increases in other general and administrative were $34,000 in data processing due primarily to increased fees from our core bank processing system due to increased activity and $11,000 for printing stationary and supplies associated with our new Bank logo and color scheme which was launched in first quarter 2014.
The significant changes included in the "all other" category include a $20,000 increase in franchise taxes pertaining to increased taxes paid to the State of Delaware due to the increase in the number of authorized shares outstanding; $17,000 associated with the amortization of our core deposit intangible related to the acquisition of deposit accounts in June 2013. These were partially offset by a $19,000 decrease in training, education and conferences which were higher in first quarter 2013 as we worked to integrate and train the newly established residential mortgage division; and a $14,000 reduction in OREO expenses as some of the property taxes paid by the Bank in first quarter 2013 were able to be paid out of the operating proceeds of the OREO property during first quarter 2014.
All other general and administrative costs remained relatively stable.

Income Taxes

No federal or state tax expense was recorded for the three months ended March 31, 2014 and 2013, based upon net operating loss carry-forwards that can be used to offset approximately $5.1 million and $3.1 million, respectively, of taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at March 31, 2014 and December 31, 2013 was $0.

Financial Condition

At March 31, 2014, total assets were $168.1 million, a $1.5 million, or 1% decrease from $169.7 million in total assets at December 31, 2013 primarily due to a $3.5 million, or 5%, decrease in investment securities, partially offset by a $2.7 million, or 3%, increase in gross loans. The sale of investment securities was used to fund the growth in loans.

As of March 31, 2014, stockholders’ equity was $17.5 million, a $574,000 increase versus $17.0 million at December 31, 2013.  The increase was primarily due to the $764,000 increase in the fair value of available-for-sale securities, the $139,000 of proceeds from the exercise of stock options and the $40,000 of stock-based compensation expense related to the Company’s stock incentive plan for the three months ended March 31, 2014, partially offset by the $369,000 net loss for the quarter.

Key Ratios

Ratio	March 31, 2014	December 31, 2013
Return on Average Assets	(0.89)%	(0.39)%
Return on Average Equity	(8.42)%	(3.42)%
Average Equity to Average Assets	10.56%	11.39%

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At March 31, 2014, the Bank had a total of $2.1 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $454,550 in Federal Reserve Bank stock and $1.6 million in FHLB stock.  These investments allow the Bank to conduct business with these entities.  As of March 31, 2014, the Federal Reserve Bank stock was yielding an average annual rate of 6.0% and the FHLB stock was yielding an average annual rate of 1.6%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy approved by our Board of Directors.

At March 31, 2014, the Bank’s investment portfolio consisted of available-for-sale securities of $66.3 million. See Note 3 - Investments, of the Unaudited Condensed Notes to Consolidated Financial Statements, for information on the composition, maturities and fair value of the portfolio.

Loan Portfolio

The following table presents the composition of our loan portfolio (excluding residential mortgage loans held for sale) by category as of the dates indicated:

($ in thousands)	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial real estate	$46,191	56%	$47,063	59%
Commercial and industrial	10,918	13	11,730	15
Residential real estate	20,934	26	17,889	23
Construction and land development	3,851	5	2,044	2
Consumer	68	—	514	1
GROSS LOANS	81,962	100%	79,240	100%
Deferred loan expenses / (fees)	91		46
Allowance for loan and lease losses	(1,126)		(1,116)
LOANS, NET	$80,927		$78,170

As of March 31, 2014, gross loans were $82.0 million, an increase of $2.7 million, or 3%, from $79.2 million at December 31, 2013. Net loans were 48.1% and 46.1% of total assets at March 31, 2014 and December 31, 2013, respectively. The following table compares the Bank's loan activity during the first three months of 2014 with the activity from the first three months of 2013.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Beginning Balance - Gross Loans	$79,240	$59,632
New originations	4,973	7,800
Total principal reductions	(2,251)	(3,192)
Ending Balance - Gross Loans	$81,962	$64,240

Principal balance of loans purchased	$—	$170
Principal balance of SBA 7(a) loans sold	$405	$1,364
Gain on SBA 7(a) loans sold	$44	$144

The Company’s loan portfolio generally consists of loans to borrowers within Colorado that are primarily secured by real estate located in Colorado. This makes the value of the portfolio more susceptible to declines in real estate values and other changes in economic conditions in Colorado. To mitigate this risk, no single borrower can be approved for a loan over the Bank’s current legal lending limit of approximately $2.6 million.

Management may renew loans at maturity when requested by a customer whose financial strength appears to support such a renewal or when such a renewal appears to be in the best interest of the Bank. The Bank requires payment of accrued interest in such instances and may adjust the rate of interest, require a principal reduction, or modify other terms of the loan at the time of renewal.

The following tables set forth information at March 31, 2014 and December 31, 2013, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

($ in thousands)	March 31, 2014
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$6,554	$14,787	$24,328	$522	$46,191
Commercial and industrial	2,911	4,452	2,910	645	10,918
Residential real estate	59	1,803	166	18,906	20,934
Construction and land development	3,851	—	—	—	3,851
Consumer	8	14	14	32	68
Gross Loans Receivable	$13,383	$21,056	$27,418	$20,105	$81,962

($ in thousands)	December 31, 2013
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$7,143	$11,637	$28,136	$147	$47,063
Commercial and industrial	3,099	4,336	3,401	894	11,730
Residential real estate	47	1,819	168	15,855	17,889
Construction and land development	2,044	—	—	—	2,044
Consumer	11	475	13	15	514
Gross Loans Receivable	$12,344	$18,267	$31,718	$16,911	$79,240

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.

($ in thousands)	March 31, 2014	December 31, 2013
Nonaccrual loans and leases	$—	$—
Other impaired loans	—	—
Total nonperforming loans	—	—
Other real estate owned	1,746	1,746
Substandard, nonaccrual assets	—	—
Total nonperforming assets	$1,746	$1,746
Nonperforming loans	$—	$—
Allocated allowance for loan and lease losses to nonperforming loans	—	—
Net investment in nonperforming loans	$—	$—
Accruing loans past due 90 days or more	$—	$—
Loans past due 30-89 days	$135	$—
Loans charged-off, year-to-date	$—	$7
Recoveries, year-to-date	(10)	(60)
Net (recoveries) charge-offs, year-to-date	$(10)	$(53)
Allowance for loan and lease losses	$1,126	$1,116

Allowance for loan and lease losses to gross loans	1.37%	1.41%
Allowance for loan and lease losses to nonaccrual loans	NM(1)	NM(1)
Allowance for loan and lease losses to nonperforming loans	NM(1)	NM(1)
Nonaccrual loans to gross loans, net of deferred fees/expenses	—%	—%
Loans 30-89 days past due to gross loans, net of deferred fees/expenses	0.16%	—%
Nonperforming assets to total assets	1.04%	1.03%

(1)	Not meaningful due to no nonperforming loans at March 31, 2014 and December 31, 2013.

The Company had substandard assets, not including substandard loans, totaling $1.1 million as of March 31, 2014 and December 31, 2013 representing the amortized cost of two corporate bond positions in Dell, Inc. The corporate credit rating on Dell, Inc. was lowered during the third quarter 2013 by Standards and Poor's rating service to below investment grade due to the company's proposed leveraged buy-out which was consummated in the fourth quarter of 2013. Management does not believe these investments are other than temporarily impaired and management intends to hold these investments until recovery of value, which may be until maturity.

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At March 31, 2014, the Bank had substandard loans totaling $3.2 million, and no loans classified as doubtful or loss. Of the $3.2 million in substandard loans, none were 30 days or more past due. As of December 31, 2013, the Bank had $3.2 million classified as substandard and no loans classified as doubtful or loss.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.1 million, or 1.37% of outstanding principal as of March 31, 2014.  We did not recognize any provision expense during the first three months of 2014 or 2013, reflecting consistent asset quality.

The following table sets forth the allowance for loan and lease losses activity for the three months ended March 31, 2014 and 2013:

($ in thousands)	Three Months Ended March 31,
	2014	2013
Balance at beginning of period	$1,116	$1,063
Provision charged to expense	—	—
Loans charged-off:
Commercial real estate	—	—
Commercial and industrial	—	—
Residential real estate	—	—
Construction and land development	—	—
Consumer	—	—
Total loans charged-off	—	—
Recoveries on loans previously charged-off:
Commercial real estate	9	10
Commercial and industrial	1	1
Residential real estate	—	—
Construction and land development	—	—
Consumer	—	—
Total recoveries	10	11
Balance at end of period	$1,126	$1,074
Annualized net (recoveries) charge-offs to average gross loans	(0.05)%	(0.07)%

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

Recourse Reserve Liability

Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under the Bank's usual underwriting procedures, and are most often sold on a nonrecourse basis. The Bank's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, first payment default and insurability, which if subsequently are untrue or breached, could require the Bank to repurchase certain loans affected. There have been no instances of repurchase under representations and warranties. However, beginning in the first quarter of 2014, the Bank established a recourse reserve liability, which is included in accounts payable and other liabilities on the consolidated balance sheets, to reserve for estimated losses due to early payoffs, losses associated with payment default and repurchases under other representations and warranties. This estimate is reviewed on a quarterly basis to account for changes in the volume of loans sold, delinquencies and economic conditions. As of March 31, 2014, the recourse reserve liability balance was $12,000.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $34.8 million and $21.0 million as of March 31, 2014 and December 31, 2013, respectively, including $15.2 million and $6.3 million, respectively, in interest rate lock commitments for residential mortgage loans that had been committed but not yet funded. At the time the Bank enters into the interest rate lock commitment with the customer, the Bank simultaneously enters into a forward sales commitment with the secondary market investor locking the price on the subsequent sale of the loan thereby mitigating the Bank's exposure to interest rate risk. These interest rate lock commitments, when closed and funded, become loans held for sale on the Bank's balance sheet. These loans are held on the Bank's balance sheet for generally less than 30 days until sold to the investor at the previously-agreed price.

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

The Bank faces the risk of deteriorating credit quality of borrowers to whom a commitment to extend credit has been made; however, no significant credit losses are expected from these commitments and arrangements.

Borrowings

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of March 31, 2014 and December 31, 2013, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2014 and October 2018 and a weighted-average effective interest rate of 1.73%. Additionally, the Bank had $8.7 million in variable-rate, overnight borrowings at 0.21% as of March 31, 2014. The Bank is using overnight borrowings at FHLB to fund residential mortgage loans which are held for sale. The Bank had $9.8 million in overnight borrowings from the FHLB as of December 31, 2013 at 0.19%.

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

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at March 31, 2014:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1
Actual regulatory capital of the Bank	$16,107	$17,233	$16,107
Well-capitalized requirement (regulatory standard)	6,775	11,292	8,266
Excess regulatory capital of the Bank	$9,332	$5,941	$7,841
Capital ratios of the Bank	14.3%	15.3%	9.7%
Minimum capital requirement (regulatory standard)	4.0%	8.0%	4.0%
Well-capitalized requirement (regulatory standard)	6.0%	10.0%	5.0%

On July 9, 2013, bank regulators approved the final rule to implement the Basel III regulatory capital reforms. The final rule becomes effective for the Bank beginning on January 1, 2015, as we are considered a non-advanced approaches bank. The final rule minimizes the impact on smaller, less complex financial institutions, although it does increase both the quantity and quality of capital required to be held in order to meet the minimum capital requirements. Based on management's review, we expect to exceed all capital requirements under the new rule. Some key highlights of the final rule as they pertain to the Bank include:

•	A one-time irrevocable option to permanently exclude accumulated other comprehensive income from inclusion in regulatory capital.

•	The residential mortgage risk-weighting approach in the notice of proposed rulemaking was removed in the final rule. Institutions will continue to use the existing risk-weighting approach.

Dividends

The Board of Directors intends to retain earnings to promote growth, build capital and recover any losses incurred in prior periods.  Accordingly, we do not expect to receive dividends from the Bank, or to pay dividends to our stockholders, in the foreseeable future.  In addition, banks and bank holding companies are subject to certain regulatory restrictions on the payment of cash dividends.

Liquidity

The Bank’s liquidity is monitored by its management, the Asset Liability Committee and the Board of Directors, who review historical funding requirements, the current liquidity position, sources and stability of funding, marketability of assets, options for attracting additional funds, and anticipated future funding needs, including the level of unfunded commitments.

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

Additionally, the Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS,® the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Bank to service its depositors’ needs.  As of March 31, 2014 and December 31, 2013, the Bank had $6.5 million and $8.2 million, respectively, in CDARS® deposits.

As loan demand increases, greater pressure will be exerted on the Bank’s liquidity.  The Bank does not intend to aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available.  Additionally, management does not anticipate the need to access capital markets to obtain additional liquidity in the near term, nor will the Bank seek to attract volatile, non-local deposits with above market interest rates.  As of March 31, 2014 and December 31, 2013, the Bank's loan to deposit ratio was 62% and 60%, respectively.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $67.3 million of available funding as of March 31, 2014, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $13.1 million with three correspondent banks.  These lines either expire during 2014, or can be terminated at any time; however, it is not anticipated that these lines will be terminated and the Bank expects to be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis. As of March 31, 2014, the Company had federal funds purchased of $150,000. As of December 31, 2013, the Bank had no amounts outstanding on overnight borrowing lines.

The Company had cash and cash equivalents of $1.1 million, or 0.6% of total assets, at March 31, 2014.  Additionally, the Company had $66.3 million in available-for-sale investment securities, or 39.5% of total assets, at March 31, 2014.   Management believes the Bank will have adequate liquidity to meet anticipated future funding needs.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, the Company is not required to provide the information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Management is responsible for maintaining effective disclosure controls and procedures.  As of the end of the period covered by this Quarterly Report on Form 10-Q, management evaluated the effectiveness and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)).  Based on that evaluation, the Company’s Principal Executive Officer has concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in reports that are filed or submitted under the Exchange Act are recorded, processed, summarized and reported to management within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

Our Chief Financial Officer was terminated effective March 21, 2014. Since then our Principal Executive Officer has assumed the responsibilities of the Principal Accounting and Financial Officer. Other that this, there have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 12, 2014, Solera National Bancorp, Inc. filed a lawsuit against Mr. Michael D. Quagliano, John Frew, Lars Johnson, Jackson Lounsberry, Carlyle F. Griffin, Drew Quagliano and Melissa Allen (the "defendants") asserting that Mr. Quagliano failed to provide complete and proper notice as required by the Company's bylaws concerning the notice he delivered to the Company on February 20, 2014. The notice contained information concerning Mr. Quagliano's intention to nominate the defendants for election as directors at the Company's 2014 Annual Meeting of Stockholders. The Company seeks a declaratory judgment that the defendants have not complied with the Company's bylaws relating to the nomination of candidates for election as directors, that the defendants cannot stand for election at the meeting and that the election of any defendant as a director at the meeting would be invalid and of no effect. The case was filed in the Jefferson County, Colorado district court. As of the date of filing this Report on Form 10-Q, no action has been taken on this case.

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Dated:	May 9, 2014	/s/ John P. Carmichael
John P. Carmichael President and Chief Executive Officer (Principal Executive Officer, Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1
Certificate of Amendment to the Certificate of Incorporation of Solera National Bancorp, Inc. dated June 3, 2013 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed on June 6, 2013).

3.2 (ii)	Amended and Restated Bylaws dated July 15, 2013 (incorporated by reference to Exhibit 3.2(ii) to the Company's Form 8-K filed on July 31, 2013).

10.1+
Separation Agreement between Solera National Bancorp, Inc., Solera National Bank and Robert J. Fenton (incorporated by reference to Exhbit 10.1 to the Company's Current Report on Form 8-K filed on April 2, 2014).

31.1*	Certification of Chief Executive Officer.

32.1*	Certification Pursuant to Rule 13a-14(b) of the Securities Exchange Act and 18 U.S.C. §1350.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase document

(*)	Filed herewith.
(+)	Indicates a compensatory plan or contract.
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