Form 10-Q
period 2014-06-30
Solera National Bancorp, Inc.
filed 2014-08-14
CIK 1357231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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
Yes ☐  No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date:  As of August 4, 2014, 2,713,402 shares of the registrant’s common stock, $0.01 par value, were issued and outstanding.

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

Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, these statements involve risks and uncertainties that are subject to change based on various important factors, some of which are beyond the control of the Company. The following factors, among others, could cause the Company's results or financial performance to differ materially from its goals, plans, objectives, intentions, expectations and other forward-looking statements:

•
we are in the process of recruiting to fill key positions following the contested 2014 annual meeting of shareholders in which several individuals were terminated or resigned and we cannot be certain how long this will take;

•	we experienced some reputational damage as a result of the contested 2014 annual meeting of shareholders, which we believe will take some time to repair;

•
the recent resignations of all of our residential mortgage loan officers and most of their supporting staff will have a material adverse impact on revenues because we now have no meaningful mortgage loan volumes;

•
we have four loan production offices that have been vacated due to the suspension of our residential mortgage loan business and until these spaces can either be re-occupied or subleased/assigned, there will be a negative impact on earnings;

•	we cannot be certain how long it will take to re-launch our residential mortgage line of business nor how our future residential mortgage results will compare to our prior results;

•	we may be unable to limit credit risk associated with our loan portfolio, which would affect our profitability;

•	a decline in the general economic conditions in the areas in which we operate could cause an adverse impact on our financial performance;

•	we operate in an industry that is subject to extensive regulatory oversight, which could restrain our growth and profitability;

•	we may not be able to raise additional capital on terms favorable to it; and

•	the effects of competition from a variety of competitors.

For a discussion of these and other risks and uncertainties that could cause actual results to differ from those contained in the forward-looking statements, see “Risk Factors” in Item 1A of the Company’s 2013 Annual Report on Form 10-K filed with the SEC, which is available on the SEC’s website at www.sec.gov and the Company’s website at www.solerabank.com.  All forward-looking statements are qualified in their entirety by this cautionary statement, and the Company undertakes no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.  New factors emerge from time to time, and we cannot predict which factors, if any, will arise.  In addition, the Company cannot assess the impact of each factor on the Company’s business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

Solera National Bancorp, Inc.
Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013 (unaudited)

($ in thousands, except share data)	June 30, 2014	December 31, 2013
ASSETS
Cash and cash equivalents	$868	$2,342
Interest-bearing deposits with banks	257	257
Investment securities, available-for-sale	59,652	69,839
Gross loans	83,423	79,240
Net deferred expenses/(fees)	73	46
Allowance for loan and lease losses	(1,300)	(1,116)
NET LOANS	82,196	78,170
Loans held for sale	14,383	7,951
Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) stocks	1,403	2,346
Bank-owned life insurance	4,389	4,316
Other real estate owned (OREO)	1,485	1,746
Premises and equipment, net	798	888
Accrued interest receivable	652	705
Other assets	1,887	1,117
TOTAL ASSETS	$167,970	$169,677
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest-bearing demand	$4,747	$6,362
Interest-bearing demand	8,197	10,559
Savings and money market	49,159	51,185
Time deposits	65,983	64,738
TOTAL DEPOSITS	128,086	132,844
Accrued interest payable	74	63
Accounts payable and other liabilities	889	1,487
Short-term FHLB advances	14,141	9,808
Long-term FHLB advances	6,500	8,500
TOTAL LIABILITIES	$149,690	$152,702
COMMITMENTS AND CONTINGENCIES (see Notes 11 and 14)
Stockholders' equity
Common stock (1)	$27	$26
Additional paid-in capital	26,840	26,558
Accumulated deficit	(8,407)	(8,015)
Accumulated other comprehensive loss	(78)	(1,492)
Treasury stock, at cost, 14,208 shares	(102)	(102)
TOTAL STOCKHOLDERS' EQUITY	$18,280	$16,975
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$167,970	$169,677
(1) $0.01 par value; 10,000,000 shares authorized; 2,704,610 shares issued and outstanding at June 30, 2014, and 2,654,890 shares issued and outstanding at December 31, 2013, both of which include 47,500 shares of unvested restricted stock.

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss) for the
Three and Six Months Ended June 30, 2014 and 2013 (unaudited)

($ in thousands, except share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
INTEREST INCOME:
Interest and fees on loans	$1,098	$868	$2,220	$1,658
Interest on loans held for sale	104	121	157	215
Interest on investment securities	397	411	813	857
Dividends on FHLB and FRB stocks	16	19	31	34
Other interest income	3	2	5	3
TOTAL INTEREST INCOME	1,618	1,421	3,226	2,767
INTEREST EXPENSE:
Deposits	274	257	543	514
FHLB advances	40	40	80	79
TOTAL INTEREST EXPENSE	314	297	623	593
NET INTEREST INCOME BEFORE PROVISION	1,304	1,124	2,603	2,174
Provision for loan and lease losses	150	—	150	—
NET INTEREST INCOME AFTER PROVISION	1,154	1,124	2,453	2,174
NONINTEREST INCOME:
Service charges and fees	30	23	57	42
Other income	36	36	73	55
Gain on loans sold	1,542	2,487	2,432	4,012
Gain on sale of available-for-sale securities, net	59	145	109	245
TOTAL NONINTEREST INCOME	1,667	2,691	2,671	4,354
NONINTEREST EXPENSE:
Employee compensation and benefits	1,520	2,407	3,203	4,080
Occupancy	242	264	492	520
Professional fees	271	103	507	237
Other general and administrative	811	602	1,314	1,071
TOTAL NONINTEREST EXPENSE	2,844	3,376	5,516	5,908
(LOSS) INCOME BEFORE INCOME TAXES	(23)	439	(392)	620
Provision for income taxes	—	—	—	—
NET (LOSS) INCOME	$(23)	$439	$(392)	$620
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX
Net change in unrealized gains on securities	709	(1,892)	1,523	(1,692)
Less: net gains included in net (loss) income	(59)	(145)	(109)	(245)
OTHER COMPREHENSIVE INCOME (LOSS)	$650	$(2,037)	$1,414	$(1,937)
COMPREHENSIVE INCOME (LOSS)	$627	$(1,598)	$1,022	$(1,317)
PER SHARE DATA
(Loss) earnings per share - basic	$(0.01)	$0.17	$(0.15)	$0.24
Weighted-average common shares outstanding - basic	2,634,146	2,554,141	2,619,485	2,553,907
(Loss) earnings per share - diluted	$(0.01)	$0.17	$(0.15)	$0.24
Weighted-average common shares outstanding - diluted	2,634,146	2,636,456	2,619,485	2,628,877
See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Changes in Stockholders’ Equity for the
Six Months Ended June 30, 2014 and 2013 (unaudited)

($ in thousands, except share data)	Shares Outstanding	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance at December 31, 2012	2,553,671	$26	$26,206	$(7,359)	$—	$1,068	$19,941
Options exercised	2,375	—	9	—	—	—	9
Stock-based compensation	—	—	100	—	—	—	100
Net income	—	—	—	620	—	—	620
Other comprehensive loss	—	—	—	—	—	(1,937)	(1,937)
Balance at June 30, 2013	2,556,046	$26	$26,315	$(6,739)	$—	$(869)	$18,733
Balance at December 31, 2013	2,654,890	$26	$26,558	$(8,015)	$(102)	$(1,492)	$16,975
Options exercised	49,720	1	180	—	—	—	181
Stock-based compensation	—	—	102	—	—	—	102
Net loss	—	—	—	(392)	—	—	(392)
Other comprehensive income	—	—	—	—	—	1,414	1,414
Balance at June 30, 2014	2,704,610	$27	$26,840	$(8,407)	$(102)	$(78)	$18,280

See Notes to Consolidated Financial Statements.

Solera National Bancorp, Inc.
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013 (unaudited)

	For the Six Months Ended June 30,
($ in thousands)	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(392)	$620
Adjustments to reconcile net (loss) income to cash flows from operating activities:
Depreciation and amortization	158	110
Provision for loan and lease losses	150	—
Net amortization of deferred loan fees/expenses	8	31
Net amortization of premiums on investment securities	458	714
Recognition of stock-based compensation on stock options/restricted stock awards	102	100
Loans originated for sale	(85,307)	(138,049)
Proceeds from the sale of loans held for sale	81,173	124,879
Gain on sale of loans held for sale	(2,299)	(3,901)
Gain on sale of available-for-sale securities, net	(109)	(245)
Gain on sale of SBA loans	(133)	(111)
Proceeds from the sale of SBA loans	1,840	1,510
Impairment charge on OREO property	261	—
Federal Home Loan Bank stock dividend	(16)	(17)
Increase in bank-owned life insurance cash surrender value	(73)	(54)
Changes in operating assets and liabilities:
Accrued interest receivable	53	(19)
Other assets	(828)	(490)
Accrued interest payable	11	14
Accounts payable and other liabilities	(658)	719
Deferred loan fees/expenses, net	(35)	66
Net cash used in operating activities	(5,636)	(14,123)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investment securities, available-for-sale	(12,913)	(14,170)
Proceeds from sales of investment securities, available-for-sale	20,392	12,848
Proceeds from maturity/paydown of investment securities, available-for-sale	3,773	8,251
Redemptions/(purchases) of FHLB / FRB bank stocks, net	959	(1,180)
Purchases of bank-owned life insurance	—	(2,000)
Loan originations, net	(5,856)	(7,564)
Purchases of premises and equipment	(8)	(86)
Net cash provided by (used in) investing activities	6,347	(3,901)
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease)/increase in deposits	(4,758)	3
Cash paid for acquisition of core deposits	—	(468)
Net increase in securities sold under agreements to repurchase and federal funds purchased	60	—
Net increase in short-term FHLB advances	4,333	16,807
Repayment of long-term FHLB borrowings	(2,000)	—
Proceeds from stock options exercised	180	9
Net cash (used in) provided by financing activities	(2,185)	16,351
Net decrease in cash and cash equivalents	(1,474)	(1,673)
CASH AND CASH EQUIVALENTS
Beginning of period	2,342	2,738
End of period	$868	$1,065
(continued)

Solera National Bancorp, Inc.

Consolidated Statements of Cash Flows for the
Six Months Ended June 30, 2014 and 2013, (continued)
(unaudited)

	For the Six Months Ended June 30,
($ in thousands)	2014	2013
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$921	$579
Income taxes paid	$—	$—
Non-cash investing transactions:
Unrealized gain (loss) on investment securities, available-for-sale	$1,414	$(1,937)

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

NOTE 2 — BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary to present fairly the financial position of the Company as of June 30, 2014, and the results of its operations for the three and six months ended June 30, 2014 and 2013.  Cash flows are presented for the six months ended June 30, 2014 and 2013.  Certain reclassifications have been made to the consolidated financial statements and related notes of prior periods to conform to the current presentation.  These reclassifications had no impact on stockholders’ equity or net (loss) income for the periods.  Additionally, certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to rules and regulations of the U.S. Securities and Exchange Commission.  The Company believes that the disclosures in the unaudited condensed consolidated financial statements are adequate to make the information presented not misleading.  However, these unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Company has established a formal process for determining an adequate allowance for loan and lease losses.  The allowance for loan and lease losses calculation has two components.  The first component represents the allowance for loan and lease losses for impaired loans; that is, loans where the Company believes collection of the contractual principal and interest payments is not probable.  To determine this component of the calculation, impaired loans and leases are individually evaluated by either discounting the expected future cash flows or determining the fair value of the collateral, if repayment is expected solely from collateral.  The fair value of the collateral is determined using internal analysis as well as third-party information, such as appraisals.  That value, less estimated costs to sell, is compared to the recorded investment in the loan and any shortfall is charged-off.  Unsecured loans and loans that are not collateral-dependent are evaluated by calculating the discounted cash flow of the payments expected over the life of the loan using the loan’s effective interest rate and giving consideration to currently existing factors that would impact the amount or timing of the cash flows.  The shortfall between the recorded investment in the loan and the discounted cash flows, or the fair value of the collateral less estimated costs to sell, represents the first component of the allowance for loan and lease losses.

The second component of the allowance for loan and lease losses represents contingent losses – the estimated probable losses inherent within the portfolio due to uncertainties.  To determine this component, management calculates a weighted-average loss rate based on actual loss rates over the last two to three years for all banks in Colorado and for similarly-sized commercial banks with two or fewer locations in a metropolitan area.  Management then adjusts the loss rate for environmental factors which include, but are not limited to, 1) historical and current trends in downgraded loans; 2) the level of the allowance in relation to total loans; 3) the levels and trends in non-performing and past due loans; and 4) management’s assessment of economic conditions and certain qualitative factors as defined by bank regulatory guidance, including but not limited to, changes in the size, composition and concentrations of the loan portfolio, changes in the legal and regulatory environment, and changes in lending management.  The qualitative factors also consider the risk elements within each segment of the loan portfolio.  The primary risk comes from the difference between the expected and actual cash flows of the borrower and is influenced by the type of collateral securing the loans.  For real estate secured loans, conditions in the real estate markets as well as the general economy influence real estate values and may impact the Company’s ability to recover its investment due to declines in the fair value of the underlying collateral.  The risks in non-real estate secured loans include general economic conditions as well as interest rate changes.  Classified and criticized loans, which are closely monitored by management, are taken out of their original category for calculating their contingent loss rate and are assigned a loss rate ranging between 2.50% and 15.75% of the loan’s principal balance.  The aggregate of above described segments represents the contingent losses in the loan portfolio.

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

At June 30, 2014, the Company had an allowance for loan and lease losses of $1.3 million.  We believe that this is adequate to cover probable losses based on currently available information.  Future additions to the allowance for loan and lease losses may be required based on management’s continuing evaluation of the inherent risks in the portfolio.  Additional provisions for loan and lease losses may be needed if the economy declines, asset quality deteriorates, or the loss experience changes.

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

Income (Loss) per Common Share:  Basic earnings (loss) per common share, (EPS), is based on the weighted-average number of common shares outstanding during the period.  Diluted earnings (loss) per share is similar to basic EPS except that the weighted-average number of common shares outstanding is increased by the number of additional common shares that would have been outstanding if the dilutive potential common shares had been issued at the beginning of the period.  Given the loss for the three and six months ended June 30, 2014, diluted EPS did not differ from basic EPS as all dilutive-potential shares were anti-dilutive. Diluted EPS did not differ from basic EPS for the three and six months ended June 30, 2013, given the small amount of dilutive-potential stock options/restricted stock.  For the three months and six months ended June 30, 2014, respectively, approximately 416,000 and 392,000 anti-dilutive options were not included in the calculation of diluted EPS. Similarly, for the three and six months ended June 30, 2013, approximately 351,000 and 416,000 anti-dilutive options were not included in the calculation of diluted EPS. Finally, 11,000 anti-dilutive unvested shares of restricted stock were not included in the calculation of diluted EPS for the three and six months ended June 30, 2014. Amounts used in the determination of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013, are shown below:

($ in thousands, except share data)	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic earnings (loss) per share computation
Net (loss) earnings to common stockholders	$(23)	$439	$(392)	$620
Weighted average shares outstanding - basic	2,634,146	2,554,141	2,619,485	2,553,907

Basic (loss) earnings per share	$(0.01)	$0.17	$(0.15)	$0.24
Diluted earnings (loss) per share computation
Net (loss) earnings to common stockholders	$(23)	$439	$(392)	$620
Weighted average shares outstanding - basic	2,634,146	2,554,141	2,619,485	2,553,907
Shares assumed issued:
Stock options	—	66,265	—	59,884
Restricted stock	—	16,050	—	15,086
Weighted average shares outstanding - diluted	2,634,146	2,636,456	2,619,485	2,628,877

Diluted (loss) earnings per share	$(0.01)	$0.17	$(0.15)	$0.24

Business Segments: The Company uses the "management approach" for reporting information about segments and has determined that as of June 30, 2014, its business is comprised of two operating segments: community banking and residential mortgage banking.

Recent Accounting Pronouncements

In July 2013, the FASB issued an accounting standards update (ASU) on the presentation of unrecognized tax benefits. This update requires separate presentation of tax benefits related to net operating loss carryforwards and credit carryforwards apart from other deferred tax assets. This accounting standards update became effective for us in first quarter 2014. Currently, there is no impact on the Company due to this update as our deferred tax assets have a full valuation allowance and we do not have any unrecognized tax benefits.

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

During the first six months of 2014, the FASB issued other accounting standards updates which may impact banks or other entities but do not, and are not expected to, have a material impact on our financial position, results of operations or cash flows.

NOTE 3 — INVESTMENTS

The amortized costs and estimated fair values of investment securities as of June 30, 2014 and December 31, 2013 are as follows:

($ in thousands)	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$11,988	$143	$(148)	$11,983
State and municipal	14,316	74	(235)	14,155
Residential agency mortgage-backed securities (MBS) and collateralized mortgage obligations (CMOs)	33,426	303	(215)	33,514
Total securities available-for-sale	$59,730	$520	$(598)	$59,652

($ in thousands)	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Securities available-for-sale:
Corporate	$13,210	$113	$(344)	$12,979
State and municipal	19,157	69	(986)	18,240
Residential agency MBS/CMOs	38,964	171	(515)	38,620
Total securities available-for-sale	$71,331	$353	$(1,845)	$69,839

The amortized cost and estimated fair value of investment securities by contractual maturity at June 30, 2014 and December 31, 2013 are shown below.  The timing of principal payments received differs from the contractual maturity because borrowers may be required to make contractual principal payments and often have the right to prepay obligations with or without prepayment penalties.  As a result, the timing with which principal payments are received on mortgage-backed securities (“MBS”) is not represented in the tables below.  For instance, we received $3.8 million from the maturity / prepayment of securities during the six months ended June 30, 2014 (see our Consolidated Statements of Cash Flows ) versus no dollars contractually maturing within one year as of December 31, 2013, as set forth in the table below.

($ in thousands)	June 30, 2014		December 31, 2013
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Securities available-for-sale:
Due within one year	$—	$—	$—	$—
Due after one year through five years	6,929	7,059	6,442	6,557
Due after five years through ten years	18,334	18,048	25,435	24,339
Due after ten years	34,467	34,545	39,454	38,943
Total securities available-for-sale	$59,730	$59,652	$71,331	$69,839

The following tables show the estimated fair value and gross unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous loss position as of June 30, 2014 and December 31, 2013.

	June 30, 2014
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$1,492	$(8)	3	$6,142	$(140)	10	$7,634	$(148)	13
State and municipal	2,060	(13)	3	8,269	(222)	18	10,329	(235)	21
Residential agency MBS/CMOs	5,695	(96)	7	7,991	(119)	10	13,686	(215)	17
Total temporarily-impaired	$9,247	$(117)	13	$22,402	$(481)	38	$31,649	$(598)	51

	December 31, 2013
($ in thousands)	Less than 12 months			12 months or more			Total
Description of securities:	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities	Estimated Fair Value	Unrealized Losses	# of Securities
Corporate	$5,544	$(223)	10	$3,488	$(121)	6	$9,032	$(344)	16
State and municipal	15,482	(932)	33	719	(54)	2	16,201	(986)	35
Residential agency MBS/CMOs	19,505	(311)	23	8,121	(204)	10	27,626	(515)	33
Total temporarily-impaired	$40,531	$(1,466)	66	$12,328	$(379)	18	$52,859	$(1,845)	84

Management evaluates investment securities for other-than-temporary impairment taking into consideration the extent and length of time the fair value has been less than cost, the financial condition of the issuer, whether the Company has the intent to retain the security and whether it is more-likely-than-not that the Company will be required to sell the security before recovery of the value, as well as other qualitative factors.  As of June 30, 2014, no declines were deemed to be other than temporary.  Despite the fact that the number of bonds in a continuous unrealized loss position for 12 months or longer has increased 111% at June 30, 2014, as compared to December 31, 2013, the amount of loss has increased only 27% during this period.

The ten corporate securities that were in a continuous loss position for 12 months or longer at June 30, 2014, reflect changes in market interest rates primarily on financial services/banking securities since the time the Company purchased these bonds.

The 18 municipal bonds that were in a continuous loss position for 12 months or longer at June 30, 2014 were due to changes in interest rates, as the bonds were purchased when the ten year treasury rate was near its historical low. The bonds continue to maintain high credit ratings.

Significant prepayment speeds is the primary driver of the loss on the ten mortgage-backed securities in a continuous loss position for 12 months or longer at June 30, 2014.  The Company has determined there is no credit impairment on these bonds because they carry the implicit guarantee of the U.S. government.

The Company has the intent to hold the securities in an unrealized loss position as of June 30, 2014 and does not anticipate that these securities will be required to be sold before recovery of value, which may be upon maturity.  Accordingly, the securities detailed in the table above are not other than temporarily impaired.

Similarly, management’s evaluation of the securities in an unrealized loss position at December 31, 2013, determined these securities were not other than temporarily impaired.

The Company recorded a net unrealized loss in the investment portfolio of $78,000 at June 30, 2014, a $1.4 million improvement from the $1.5 million net unrealized loss at December 31, 2013. The increase in the value of the portfolio since year-end was primarily due to the decline in interest rates that occurred during the first six months of 2014.

Sales of available-for-sale securities were as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Proceeds	$10,995	$7,119	$20,392	$12,848
Gross gains	$63	$152	$113	$252
Gross losses	$(4)	$(7)	$(4)	$(7)

Realized gains and losses on sales are computed on a specific identification basis based on amortized cost on the date of sale.

Securities with carrying values of $26.5 million at June 30, 2014 and $26.4 million at December 31, 2013, were pledged as collateral to secure public deposits, borrowings from the FHLB, repurchase agreements and for other purposes as required or permitted by law.

NOTE 4 — LOANS

The following table sets forth the composition of our loan portfolio, excluding loans held for sale, according to each loan’s purpose, which may differ from the categorization of the loan in subsequent tables which categorize the loan according to its underlying collateral:

($ in thousands)	June 30, 2014	December 31, 2013
Commercial real estate (“CRE”)	$45,233	$47,063
Commercial and industrial	11,095	11,730
Residential real estate	23,925	17,889
Construction and land development	3,003	2,044
Consumer	167	514
GROSS LOANS	83,423	79,240
Net deferred loan expenses / (fees)	73	46
Allowance for loan and lease losses	(1,300)	(1,116)
LOANS, NET	$82,196	$78,170

During the first six months of 2014, the Bank purchased one loan with a principal balance of $157,000 compared to the first six months of 2013, when the Bank purchased three loans with aggregate principal balances of approximately $225,000. During the first six months of 2014, the Bank sold the guaranteed portion of five SBA 7(a) loans totaling approximately $1.7 million resulting in a gain of $172,000, of which $133,000 was recognized in income upon sale.  During the first six months of 2013, the Bank sold the guaranteed portion of two SBA 7(a) notes totaling approximately $1.4 million resulting in gains of $144,000, of which $111,000 was recognized in income upon sale.

In the ordinary course of business, and only if consistent with permissible exceptions to Section 402 of the Sarbanes-Oxley Act of 2002, the Bank may make loans to directors, executive officers, principal stockholders (holders of more than five percent of the outstanding common shares) and the businesses with which they are associated.  In the Company’s opinion, all loans and loan commitments to such parties are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. There were no loans receivable from related parties at June 30, 2014 and approximately $141,000 in loans receivable from related parties at December 31, 2013.

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

NOTE 5 — ALLOWANCE FOR LOAN AND LEASE LOSSES

Activity in the allowance for loan and lease losses for the three and six months ended June 30, 2014 and 2013 is summarized as follows:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance, beginning of period	$1,126	$1,074	$1,116	$1,063
Charge-offs	—	(7)	—	(7)
Recoveries	24	21	34	32
Provision for loan and lease losses	150	—	150	—
Balance, end of period	$1,300	$1,088	$1,300	$1,088

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

The tables below provide a rollforward, by portfolio segment, of the allowance for loan and lease losses for the three and six months ended June 30, 2014 and 2013, respectively.

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended June 30, 2014
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at March 31, 2014	$662	$332	$132	$—	$1,126
Charge-offs	—	—	—	—	—
Recoveries	—	14	10	—	24
Provision for loan and lease losses	200	7	(57)	—	150
Balance at June 30, 2014	$862	$353	$85	$—	$1,300

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Six Months Ended June 30, 2014
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2013	$655	$312	$149	$—	$1,116
Charge-offs	—	—	—	—	—
Recoveries	—	23	11	—	34
Provision for loan and lease losses	207	18	(75)	—	150
Balance at June 30, 2014	$862	$353	$85	$—	$1,300

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Three Months Ended June 30, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at March 31, 2013	$760	$227	$76	$11	$1,074
Charge-offs	(7)	—	—	—	(7)
Recoveries	—	19	2	—	21
Provision for loan and lease losses	(79)	62	27	(10)	—
Balance at June 30, 2013	$674	$308	$105	$1	$1,088

Rollforward of Allowance for Loan and Lease Losses by Portfolio Segment
Six Months Ended June 30, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Balance at December 31, 2012	$784	$222	$57	$—	$1,063
Charge-offs	(7)	—	—	—	(7)
Recoveries	—	28	4	—	32
Provision for loan and lease losses	(103)	58	44	1	—
Balance at June 30, 2013	$674	$308	$105	$1	$1,088

The following tables present the ending balance in loans and allowance for loan and lease losses, broken down by portfolio segment as of June 30, 2014 and December 31, 2013.  The tables also identify the recorded investment in loans and the related allowance that correspond to individual versus collective impairment evaluation as derived from the Company’s methodology of estimating the allowance for loan and lease losses (see additional discussion about our allowance methodology under Note 2:  Critical Accounting Policies, Provision and Allowance for Loan and Lease Losses).

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
June 30, 2014
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$161	$—	$161
Collectively evaluated for impairment	37,291	32,517	13,404	50	83,262
Total	$37,291	$32,517	$13,565	$50	$83,423
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$16	$—	$16
Collectively evaluated for impairment	862	353	69	—	1,284
Total	$862	$353	$85	$—	$1,300

Ending Balances in Loans and Allowance for Loan and Lease Losses by Portfolio Segment
December 31, 2013
($ in thousands)	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
Loans
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	38,924	26,230	14,036	50	79,240
Total	$38,924	$26,230	$14,036	$50	$79,240
Allowance for loan losses
Individually evaluated for impairment	$—	$—	$—	$—	$—
Collectively evaluated for impairment	655	312	149	—	1,116
Total	$655	$312	$149	$—	$1,116

The remaining tables in the allowance for loan and lease losses footnote provide detail about loans according to their class, rather than their segment, as reflected above.  The class level provides more detail than the portfolio segment level.  The following tables contain reconciliation information between the portfolio segment levels and class levels:

Reconciliation between Portfolio Segment and Class
June 30, 2014 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$18,067	$—	$—	$—	$18,067
CRE – non-owner occupied	18,260	—	—	—	18,260
Commercial and industrial	—	—	11,135	—	11,135
Residential real estate	—	29,360	—	—	29,360
Construction and land development	964	3,157	—	—	4,121
Government guaranteed	—	—	2,430	—	2,430
Consumer	—	—	—	50	50
Total	$37,291	$32,517	$13,565	$50	$83,423

Reconciliation between Portfolio Segment and Class
December 31, 2013 (Principal Balance)
($ in thousands)	Portfolio Segment
Class	Commercial Real Estate Secured	Residential Real Estate Secured	Commercial and Industrial	Consumer	Total
CRE – owner occupied	$20,964	$—	$—	$—	$20,964
CRE – non-owner occupied	17,960	—	—	—	17,960
Commercial and industrial	—	—	11,431	—	11,431
Residential real estate	—	24,186	—	—	24,186
Construction and land development	—	2,044	—	—	2,044
Government guaranteed	—	—	2,605	—	2,605
Consumer	—	—	—	50	50
Total	$38,924	$26,230	$14,036	$50	$79,240

Impaired Loans

The following table provides detail of impaired loans broken out according to class as of June 30, 2014. There was one impaired loan, which was also a troubled debt restructuring (TDR) as of June 30, 2014. There were no impaired loans or TDRs as of December 31, 2013.  The recorded investment represents the customer balance less any partial charge-offs and excludes any accrued interest receivable since the majority of the loans are on nonaccrual status and therefore do not have interest accruing. The unpaid principal balance represents the unpaid principal prior to any partial charge-off.

($ in thousands)	Impaired Loans by Class as of June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment YTD	Interest Income Recognized YTD
Impaired loans with a related allowance
CRE – owner occupied	$—	$—	$—	$—	$—
CRE – non-owner occupied	—	—	—	—	—
Commercial and industrial	145	161	16	166	3
Residential real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Government guaranteed	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$145	$161	$16	$166	$3

Troubled debt restructurings (TDRs) are included in impaired loans above. The one loan above was the only loan restructured as a TDR during the last 12 months. The restructuring of this note included an extension of maturity and a restructuring of payments. The pre-modification outstanding recorded investment was $170,000, and the post-modification outstanding recorded investment was $162,000. No loans were modified as TDRs during the three and six months ended June 30, 2013.

Age Analysis of Loans

There were only two loans past due 30 - 59 days including one commercial and industrial loan totaling $132,000, and one residential loan totaling $18,000 as of June 30, 2014. No other loans were past due. There was one nonaccrual loan, as shown in the table above, as of June 30, 2014 and there were no past due or nonaccrual loans as of December 31, 2013.

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

As of June 30, 2014, and based on the most recent analysis performed during the month of June 2014, the recorded investment in each risk category of loans by class of loan is as follows:

($ in thousands)	Credit Quality of Loans by Class as of June 30, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
CRE – owner occupied	$13,424	$176	$4,467	$—	$18,067
CRE – non-owner occupied	15,360	2,900	—	—	18,260
Commercial and industrial	10,607	45	483	—	11,135
Residential real estate	28,578	—	782	—	29,360
Construction and land development	3,157	964	—	—	4,121
Government guaranteed	2,430	—	—	—	2,430
Consumer	50	—	—	—	50
Total	$73,606	$4,085	$5,732	$—	$83,423

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

NOTE 6 — LOANS HELD FOR SALE AND INTEREST RATE LOCK COMMITMENTS

In December 2012, the Bank began originating traditional residential mortgage loans. These loans are generally conventional, conforming loans for the purchase or refinance of one-to-four family properties. These loans are recorded as loans held for sale on the Company's consolidated balance sheets as they will be sold to purchasers on the secondary market which significantly reduces our credit risk. The Bank had loans held for sale of $14.4 million and $8.0 million as of June 30, 2014 and December 31, 2013, respectively.

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

The table below identifies the balance sheet category and fair values of the Bank's derivative instruments not designated as hedging instruments at June 30, 2014 and December 31, 2013.

($ in thousands)
Interest Rate Lock Commitments (Mortgage)	Notional Amount	Fair Value	Balance Sheet Category
June 30, 2014	$14,538	$114	Other assets
December 31, 2013	$6,280	$62	Other assets

NOTE 7 — DEPOSITS

Deposits are summarized as follows:

($ in thousands)	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand	$4,747	4%	$6,362	5%
Interest-bearing demand	8,197	6%	10,559	8%
Money market accounts	18,276	14%	14,929	11%
Savings accounts	30,883	24%	36,256	28%
Time deposits, less than $100,000	4,447	4%	4,485	3%
Time deposits, $100,000 or more	61,536	48%	60,253	45%
Total deposits	$128,086	100%	$132,844	100%

In the ordinary course of business, certain officers, directors, stockholders, and employees of the Bank have deposits with the Bank.  In the Bank’s opinion, all deposit relationships with such parties are made on substantially the same terms including interest rates and maturities, as those prevailing at the time for comparable transactions with other persons.  The balances of related party deposits were approximately $182,000 and $3.1 million at June 30, 2014 and December 31, 2013, respectively. The decline in related party deposits as of June 30, 2014 relates to the changes in the composition of our board of directors.

On June 7, 2013, the Bank completed its acquisition of customer deposits, excluding certificates of deposit, and a nominal amount of overdraft lines of credit balances, totaling approximately $6.0 million, associated with deposit accounts from the Lakewood branch of Liberty Savings Bank, FSB. The Bank paid a deposit premium of $468,000 based upon the average daily total deposits during the 30 calendar days immediately preceding the closing of the transaction. The deposit premium, as well as other transaction costs incurred, were capitalized as a core deposit intangible and are being amortized on a straight-line basis over a period of seven years. As of June 30, 2014, the core deposit intangible is $395,000 and is included in Other Assets on the Company's Consolidated Balance Sheets. Quarterly, the Company evaluates the core deposit intangible for impairment. As of both June 30, 2014 and December 31, 2013, no impairment has been noted.

NOTE 8 — FHLB ADVANCES

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of June 30, 2014, the Bank had $6.5 million in fixed-rate borrowings from the

FHLB with varying maturity dates between November 2014 and October 2018 and a weighted-average effective interest rate of 1.99%. As of December 31, 2013, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2014 and October 2018 and a weighted-average effective interest rate of 1.73%. Additionally, the Bank had $14.1 million in variable-rate, overnight borrowings at 0.24% as of June 30, 2014. The Bank is primarily using overnight borrowings at the FHLB to fund residential mortgage loans which are held for sale. The Bank had $9.8 million in overnight borrowings from the FHLB as of December 31, 2013 at 0.19%. During the three months ended June 30, 2014, approximately $5,000 of the $40,000 in total interest expense on FHLB advances pertained to short-term borrowings. During the six months ended June 30, 2014, approximately $9,000 of the $80,000 in total interest expense on FHLB advances pertained to short-term borrowings. During the three months ended June 30, 2013, approximately $8,000 of the $40,000 in total interest expense on FHLB advances pertained to short-term borrowings. During the six months ended June 30, 2013, approximately $14,000 of the $79,000 in total interest expense on FHLB advances pertained to short-term borrowings.

In addition to FHLB borrowings, the Company may borrow overnight funds on an unsecured basis from its correspondent banks. As of June 30, 2014 and December 31, 2013, the Company had approved borrowing lines up to $13.1 million from correspondent banks and had $60,000 and $0, respectively, in outstanding borrowings under these arrangements. The Bank also has the ability to borrow at the Federal Reserve Bank Discount Window on a secured basis.

NOTE 9 — STOCK-BASED COMPENSATION

On September 20, 2012, the Board of Directors adopted the Company’s 2012 Long-Term Incentive Plan, (the “2012 Plan”).   Under the terms of the 2012 Plan, the Company may grant stock-based awards including stock options, nonqualified stock options, restricted stock awards, stock appreciation rights, and performance awards to eligible persons, including officers and directors of the Company.  The 2012 Plan does not terminate or amend the Company’s 2007 Stock Incentive Plan (the “2007 Plan”). The 2012 Plan reserves 250,000 shares of common stock of the Company for issuance. At June 30, 2014, approximately 133,500 shares were available for future grants.  Stock options expire no later than ten years from the date of grant and generally vest over four years. The 2012 Plan provides for accelerated vesting if there is a change of control, as defined in the 2012 Plan.  As of June 30, 2014, the Company does not believe there has been a change of control per the terms of the 2012 Plan.

Under the terms of the Company’s 2007 Plan, employees may be granted both nonqualified and incentive stock options and directors and other consultants, who are not also officers or employees, may only be granted nonqualified stock options.  The Board reserved 510,734 shares of common stock for issuance under the 2007 Plan.  At June 30, 2014, approximately 143,000 shares were available for future grants.  The 2007 Plan provides for options to purchase shares of common stock at a price not less than 100% of the fair market value of the stock on the date of grant.  Stock options expire no later than ten years from the date of the grant and generally vest over four years.  The 2007 Plan provides for accelerated vesting if there is a change of control, as defined in the 2007 Plan.  Effective June 13, 2014, a change of control, as defined in the 2007 Plan, occurred. As such all options granted prior to June 13, 2014 and not forfeited before June 13, 2014 became fully vested and exercisable. This resulted in approximately $33,000 of accelerated compensation expense recorded during the second quarter 2014.

The Company recognized stock-based compensation costs of approximately $62,000 during the three months ended June 30, 2014, which represents approximately 50,600 stock options earned. The Company recognized stock-based compensation costs of approximately $52,000 during the three months ended June 30, 2013, which represented approximately 16,200 stock options earned. The Company recognized stock-based compensation costs of approximately $102,000 for the six months ended June 30, 2014 compared to $100,000 for the six months ended June 30, 2013. No tax benefit related to stock-based compensation will be recognized until the Company demonstrates an ability to maintain profitability.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes-Merton option pricing model.  As of June 30, 2014, there was approximately $85,000 of total unrecognized compensation cost related to the outstanding stock options that will be recognized over a weighted-average period of 2.3 years. However, the Company does not anticipate recognizing all of this expense given the increased turnover that occurred in July 2014 which resulted in higher than expected forfeitures. See additional discussion in Note 13, Segment Reporting.

The following is a summary of the Company’s outstanding stock options and related activity for the six months ended June 30, 2014:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2013	610,177	$1.66	$6.70
Granted	—	—	—
Exercised	(49,720)	0.71	3.63
Forfeited	(55,322)	1.33	5.56
Expired	(101,960)	2.45	9.19
Outstanding at June 30, 2014	403,175	$1.62	$6.60

The following is a summary of the Company’s outstanding stock options and related activity for the six months ended June 30, 2013:

	Options	Weighted-Average Grant Date Fair Value	Weighted-Average Exercise Price
Outstanding at December 31, 2012	523,500	$1.65	$6.72
Granted	126,000	1.28	5.44
Exercised	(2,375)	0.84	3.94
Forfeited	(2,625)	0.81	3.86
Expired	(4,479)	1.40	6.00
Outstanding at June 30, 2013	640,021	$1.59	$6.49

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

An additional 25,000 performance-based restricted shares were issued to an officer on November 30, 2012. The number of performance-based restricted shares that will vest will be calculated in accordance with the performance goals annually set by the Compensation Committee of the Board of Directors and will be a maximum of 5,000 shares for each of the years ending December 31, 2014, 2015, 2016, 2017 and 2018. The fair value of the performance-based restricted shares will be determined annually on the date the performance goals are established. In February 2014, 5,000 of these performance-based restricted shares were granted. The shares have a grant-date fair value of $5.76 and as of June 30, 2014, $12,000 of expense was recognized representing the value of the shares expected to fully vest.

In September 2013, the Company granted 10,000 shares of restricted stock as incentive compensation to the Company's then President and Chief Executive Officer, Mr. Carmichael. The shares had a grant-date fair value of $7.15 per share. 2,000 shares were scheduled to vest on September 30, 2014, with the remaining shares vesting ratably over 48 months beginning October 31, 2014, conditioned upon the officer's continued employment with the Bank. Mr. Carmichael, an at-will employee, was terminated for cause in July 2014, and as a result the restricted stock was forfeited in July 2014.

The Company recognized $16,000 and $34,000 of stock-based compensation expense associated with the stock awards for the three and six months ended June 30, 2014, respectively. This compared to $30,000 and $60,000 for the three and six months ended June 30, 2013, respectively. As of June 30, 2014, compensation cost of $73,000 related to unearned awards is expected to be recognized over a weighted-average period of 2.4 years. As of June 30, 2014, 47,500 restricted stock awards are considered issued and outstanding as they have voting and dividend rights.

NOTE 10 — NONINTEREST EXPENSE

The following table details the individual expense items that comprise other general and administrative expenses for amounts greater than $25,000 for the three months ended June 30, 2014 or greater than $50,000 for the six months ended June 30, 2014 compared to the expense for the same period of 2013.

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Other general and administrative expenses:
Data processing	$150	$187	$301	$304
Other loan expenses	98	89	172	162
Marketing and promotions	50	63	82	100
Regulatory and reporting fees	42	36	75	69
FDIC assessment	34	30	67	65
Telephone/communication	28	29	54	52
OREO expense	270	12	270	24
All other	139	156	293	295
Total	$811	$602	$1,314	$1,071

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

At June 30, 2014 and December 31, 2013, $27.9 million and $21.0 million, respectively, in unfunded commitments were outstanding whose contract amounts represent credit risk. Of the $27.9 million in total commitments outstanding at June 30, 2014, $10.4 million were at variable rates and $17.1 million were at fixed rates and $400,000 have terms that are still being negotiated. Of the $21.0 million in total commitments outstanding at December 31, 2013, $7.6 million were at variable rates and $9.5 million were at fixed rates and $3.9 million have terms that were being negotiated. Additionally, as of June 30, 2014 and December 31, 2013, the Company had approximately $14.1 million and $7.8 million, respectively, in commitments to sell residential mortgage loans to third-party investors.

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

The Bank enters into commitments to sell residential mortgage loans to reduce interest rate risk on certain residential mortgage loans held for sale and loan commitments which were recorded in the consolidated balance sheets at their fair values. The Bank does not anticipate any material loss as a result of the commitments and contingent liabilities. Residential mortgage loans sold to others are predominantly conventional residential first lien mortgages originated under the Bank's usual underwriting procedures, and are most often sold on a nonrecourse basis. The Bank's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, first payment default and insurability, which if subsequently are untrue or breached, could require the Bank to repurchase certain loans affected. Inception to date, the Bank has experienced $40,000 of loss related to early pay off fees and other payment defaults. Beginning in the first quarter of 2014, the Bank established a recourse reserve liability, which is included in accounts payable and other liabilities on the consolidated balance sheets, to reserve for estimated losses due to early payoffs, losses associated with payment default and repurchases under other representations and warranties. This estimate is reviewed on a quarterly basis to account for changes in the volume of loans sold, delinquencies and economic conditions. As of June 30, 2014, the recourse reserve liability balance was $14,000.

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

For available-for-sale securities, fair value measurement is obtained from independent pricing services which utilize observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information and the bonds’ terms and conditions, among other things.  As of June 30, 2014 and December 31, 2013, all of the Company’s available-for-sale securities were valued using Level 2 inputs.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2014
Investment securities, available-for-sale:
Corporate	$—	$11,983	$—	$11,983
State and municipal	—	14,155	—	14,155
Residential agency MBS/CMOs	—	33,514	—	33,514
Loans held for sale	—	14,383	—	14,383
Interest rate lock commitments	—	114	—	114

Assets at December 31, 2013
Investment securities, available-for-sale:
Corporate	$—	$12,979	$—	$12,979
State and municipal	—	18,240	—	18,240
Residential agency MBS/CMOs	—	38,620	—	38,620
Loans held for sale	—	7,951	—	7,951
Interest rate lock commitments	—	62	—	62

There were no transfers in or out of the levels during the periods presented.

Assets and Liabilities Measured on a Nonrecurring Basis

Assets and liabilities measured at fair value on a nonrecurring basis are summarized below:

($ in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Assets at June 30, 2014
Impaired loans (Financial)	$—	$—	$145	$145
Other real estate owned (Non-financial)	$—	$—	$1,560	$1,560
Assets at December 31, 2013
Impaired loans (Financial)	$—	$—	$—	$—
Other real estate owned (Non-financial)	$—	$—	$1,921	$1,921

There was one impaired loan as of June 30, 2014 and no impaired loans as of December 31, 2013.

Other real estate owned (OREO) is real property taken by the Company either through foreclosure or through deed in lieu of foreclosure.  As of June 30, 2014, the fair value of OREO is based on sales negotiations with interested buyers for transactions that are expected to close within the year. The estimated sales price has been adjusted to reflect costs to sell and a time value discount attributed to the time to sell. Therefore, the inputs used to determine the fair value of OREO fall within Level 3.  OREO had carrying amounts of $1.5 million at June 30, 2014 and $1.7 million at December 31, 2013, after considering estimated costs to sell and less partial charge-offs recorded in 2011, 2013 and 2014.

The following table provides information describing the valuation process used to determine recurring and nonrecurring fair value measurements categorized within Level 3 of the fair value hierarchy:

Asset Type	Valuation Method	Unobservable Inputs	Range

Impaired Loans	Property appraisals	Management discount for property type and/or recent market volatility	0% - 20% discount

	Discounted cash flow	Estimated loss probability based on management’s knowledge of client or client’s business	0% - 50% discount

OREO	Property appraisals/sales contracts	Management discount for property type, recent market volatility, and/or management’s knowledge of the property	0% - 20% discount

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

The carrying amounts and estimated fair values of financial instruments are summarized as follows:

($ in thousands)	Carrying	Fair Value Measurements at June 30, 2014
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$868	$868	$—	$—	$868
Interest-bearing deposits with banks	257	—	272	—	272
Investment securities	59,652	—	59,652	—	59,652
Loans, net	82,196	—	—	84,441	84,441
Loans held for sale	14,383	—	14,383	—	14,383
FHLB and FRB stocks	1,403	—	—	NA	NA
Bank-owned life insurance	4,389	—	—	4,389	4,389
Accrued interest receivable	652	—	384	268	652
Interest rate lock commitments	114	—	114	—	114
Financial Liabilities:
Deposits, demand, savings and money market	$62,103	$—	$62,103	$—	$62,103
Time deposits	65,983	—	66,476	—	66,476
Securities sold under agreements to repurchase and federal funds purchased	204	—	204	—	204
FHLB advances	20,641	—	20,744	—	20,744
Accrued interest payable	74	—	74	—	74

($ in thousands)	Carrying	Fair Value Measurements at December 31, 2013
Financial Assets:	Value	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,342	$2,342	$—	$—	$2,342
Interest-bearing deposits with banks	257	—	272	—	272
Investment securities	69,839	—	69,839	—	69,839
Loans, net	78,170	—	—	79,153	79,153
Loans held for sale	7,951	—	7,951	—	7,951
FHLB and FRB stocks	2,346	—	—	NA	NA
Bank-owned life insurance	4,316	—	—	4,316	4,316
Accrued interest receivable	705	—	471	234	705
Interest rate lock commitments	62	—	62	—	62
Financial Liabilities:
Deposits, demand, savings and money market	$68,106	$—	$68,106	$—	$68,106
Time deposits	64,738	—	65,254	—	65,254
Securities sold under agreements to repurchase	54	—	54	—	54
FHLB advances	18,308	—	18,429	—	18,429
Accrued interest payable	63	—	63	—	63

NOTE 13 — SEGMENT REPORTING

Reportable segments include community banking and residential mortgage banking services. These segments were determined based on the products and services provided and are consistent with the information that is used by the Bank's key decision makers to make operating decisions and to assess the Company's performance. Community banking involves making loans to and generating deposits primarily from individuals and businesses in the Bank's primary market - the six-county Denver metropolitan area. Residential mortgage banking involves the origination of residential loans and subsequent sale of those loans to investors. The residential mortgage banking segment is a strategic business unit that offers different products and services. It is managed separately because the segment appeals to different markets and, accordingly, requires different technology and marketing strategies. As of June 30, 2014, our residential mortgage department had loan production offices in

Boulder, two locations in Colorado Springs, the Denver Tech Center and Durango. This segment's most significant revenue item is noninterest income and its most significant expense item is noninterest expense. The Bank does not have other reportable operating segments. The accounting policies of the mortgage banking division are the same as those described in the summary of critical accounting policies.

The following table presents the financial information from the Bank's two operating segments for the periods presented:

($ in thousands)	Community Banking	Residential Mortgage Banking	Total
Three Months Ended June 30, 2014
Net interest income	$1,102	$202	$1,304
Provision for loan and lease losses	60	90	150
Total noninterest income	224	1,443	1,667
Total noninterest expense	1,513	1,331	2,844
(Loss) income before income taxes	$(247)	$224	$(23)

Six Months Ended June 30, 2014
Net interest income	$2,264	$339	$2,603
Provision for loan and lease losses	60	90	150
Total noninterest income	372	2,299	2,671
Total noninterest expense	3,016	2,500	5,516
(Loss) income before income taxes	$(440)	$48	$(392)

Three Months Ended June 30, 2013
Net interest income	$1,069	$55	$1,124
Provision for loan and lease losses	—	—	—
Total noninterest income	204	2,487	2,691
Total noninterest expense	1,289	2,087	3,376
(Loss) income before income taxes	$(16)	$455	$439

Six Months Ended June 30, 2013
Net interest income	$2,094	$80	$2,174
Provision for loan and lease losses	—	—	—
Total noninterest income	453	3,901	4,354
Total noninterest expense	2,449	3,459	5,908
Income before income taxes	$98	$522	$620

Segment Assets
June 30, 2014	$133,771	$34,199	$167,970
December 31, 2013	$151,255	$18,422	$169,677

Average Loans
YTD June 30, 2014	$68,410	$14,995	$83,405
YTD December 31, 2013	$66,717	$12,841	$79,558

The second quarter 2014 mortgage activity increased over first quarter 2014, primarily due to the seasonal nature of the business. However, first and second quarter 2014 results were down significantly from first and second quarter 2013 primarily due to the sharp reduction in refinancing activity from approximately $51.0 million during the first six months of 2013 to approximately $14.0 million for the first six months of 2014. During July 2014, all of our mortgage loan officers and the majority of their support staff resigned from the Bank to join other institutions. Management and the Board are committed to this line of business and are actively exploring opportunities to revamp our residential mortgage banking segment. However, during this time we are not accepting new residential mortgage loan applications. As such, we anticipate third quarter mortgage activity to be significantly less as it will only include the loans that were already in the pipeline before our mortgage loan officers resigned. After closing out the mortgage loans in the pipeline, our loan production offices in Colorado Springs, the Denver Tech Center and Boulder will be vacant. However, management believes the spaces will either be re-occupied or subleased/assigned in the near term.

The second quarter 2014 results for the community banking division were adversely impacted from increased legal costs of approximately $130,000 associated with our contested proxy surrounding the election of directors at our 2014 annual meeting of stockholders, as well as write-downs on our two OREO properties totaling $261,000. Both properties are expected to be sold before the end of the year with no further write-downs anticipated. The year-to-date 2014 community banking results were also impacted by approximately $102,000 of severance costs incurred during the first quarter, as well as $80,000 incurred during the first quarter due to the contested annual meeting.

NOTE 14 — LEGAL CONTINGENCIES

On July 9, 2014, the Company dismissed the lawsuit filed on March 12, 2014 against Mr. Michael D. Quagliano.

On August 7, 2014, the Company received a demand for payment from Mr. Carmichael, former President & CEO of the Company, related to severance and other compensation he believes he is entitled to receive. The Company believes Mr. Carmichael's claims have no merit as he was an at-will employee terminated for cause. As such, the Company has not established any reserve for potential liabilities associated with this claim.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis presents the Company’s consolidated financial condition as of June 30, 2014 and results of operations for the three and six months ended June 30, 2014 and 2013.  The discussion should be read in conjunction with the financial statements and the notes related thereto which appear elsewhere in this Quarterly Report on Form 10-Q.

Executive Overview

We are a Delaware corporation that was incorporated to organize and serve as the holding company for Solera National Bank, which opened for business in 2007.  Solera National Bank is a full-service commercial bank headquartered in Lakewood. We have two operating segments: community banking and residential mortgage banking.

We offer a broad range of commercial and consumer banking services to small and medium-sized businesses, licensed professionals and individuals who are particularly responsive to the personalized service that Solera National Bank provides to its customers.  We believe that local ownership and control allows the Bank to serve customers efficiently and effectively.  Solera National Bank competes on the basis of providing a personalized banking experience combined with a broad range of services, customized and tailored to fit the individual needs of its clients.  The Bank has an emphasis in serving the local Hispanic and other minority populations which it believes are underserved.  The Company remains focused on executing its strategy since its inception of delivering prudent and controlled growth to efficiently leverage the Company’s capital and expense base with the goal of achieving sustained profitability. In addition to our bank branch located in Lakewood, we have four residential mortgage loan production offices in Colorado including Boulder, two locations in Colorado Springs, and the Denver Tech Center. As of June 30, 2014, the Bank has 64 full-time equivalent employees.

The Company was subject to a contentious proxy contest in the first half of 2014 and now has a reconstituted board of directors with one primary goal - to be the premier community bank in Colorado with a focus on serving traditionally underserved populations with the ultimate objective of creating shareholder value. We are in the process of rebuilding as there has been turnover in key management positions. We believe the changes that have been made are in the best interest of all stakeholders - our employees, our customers and our shareholders. We expect the third quarter of 2014 to show materially reduced noninterest income as all of our residential mortgage loan officers, and the majority of related operations staff, tendered their resignations in July 2014 to join other organizations. Thus, we do not have any residential mortgage business as this time. The new Board is committed to this line of business and is exploring strategic opportunities to re-establish this line of business. In the interim, we will continue to focus on our traditional strength as a commercial bank and operate a lean and efficient structure. To help reduce costs, we have decided to de-register as an SEC reporting company. We expect this to significantly reduce accounting, legal and auditing costs as well as allow management to devote more time to the Bank's operations rather than SEC reporting and compliance. We are committed to providing transparent financial reporting through publication of quarterly earnings releases and annual audited financial statements. Importantly, we will remain traded over-the-counter and expect the liquidity of our stock to be unaffected by this change.

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

Results of operations are primarily the product of (i) net interest income, which is interest income less interest expense, offset by noninterest expense and provision for loan and lease losses and (ii) noninterest income earned from gains on the sale of residential mortgage loans. The majority of our assets are interest-earning and liabilities are interest-bearing, and as a result, changes in interest rates impact our net interest margin. Margin refers to net interest income divided by average interest-earning assets, and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. We manage interest-earning assets and interest-bearing liabilities to reduce the impact of interest rate changes on operating results.

Comparative Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following discussion focuses on the Company’s financial condition and results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Net loss for the quarter ended June 30, 2014 was $23,000, or $(0.01) per share, compared to net income of $439,000, or $0.17 per share, for the second quarter of 2013.  The $462,000 decrease was primarily the result of the following:

1)
a $1.0 million decrease in noninterest income, due to decreased gains on the sale of mortgage loans given the sharp reduction in refinancing activity attributable to the increase in long-term mortgage rates;

2)	a $168,000 increase in professional fees primarily due to increased legal costs associated with our contested proxy surrounding the election of directors at our 2014 annual meeting of stockholders;

3)	a $209,000 increase in other general and administrative costs primarily due to the $261,000 of impairment charges recognized on our two OREO properties, and

4)	a $150,000 provision for loan and lease losses.

These items were partially offset by a $180,000 increase in net interest income before provision expense and a $887,000 reduction in employee compensation and benefits which pertains to both a reduced number of employees and reduced mortgage loan activity which reduces commissions expense.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

($ in thousands)	Three Months Ended June 30, 2014			Three Months Ended June 30, 2013
	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Assets:
Interest-earning assets:
Gross loans, net of unearned fees (1) (2)	$85,489	$1,098	5.15%	$67,123	$868	5.19%
Loans held for sale	9,580	104	4.36	14,411	121	3.38
Investment securities (3)	62,500	397	2.55	75,994	411	2.17
FHLB and FRB stocks	1,454	16	4.47	2,110	19	3.56
Federal funds sold	705	1	0.28	245	—	0.21
Interest-bearing deposits with banks	257	2	3.01	257	2	2.94
Total interest-earning assets	159,985	$1,618	4.06%	160,140	$1,421	3.56%
Noninterest-earning assets	8,585			8,417
Total assets	$168,570			$168,557
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$51,353	$59	0.46%	$50,910	$58	0.45%
Interest-bearing checking accounts	9,910	19	0.74	8,245	16	0.77
Time deposits	64,034	196	1.23	59,214	183	1.24
Short-term FHLB advances	9,752	5	0.23	16,103	8	0.20
Long-term FHLB advances	7,565	35	1.87	8,500	32	1.52
Total interest-bearing liabilities	142,614	$314	0.88%	142,972	$297	0.83%
Noninterest-bearing checking accounts	7,093			4,663
Noninterest-bearing liabilities	756			656
Stockholders' equity	18,107			20,266
Total liabilities and stockholders' equity	$168,570			$168,557
Net interest income		$1,304			$1,124
Net interest spread		3.18%			2.73%
Net interest margin		3.27%			2.82%

(1) The loan average balances and rates include nonaccrual loans, if any.
(2) Net loan expenses of $5,000 and $11,000 for the three months ended June 30, 2014 and 2013, respectively, are included in the yield computation.
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

($ in thousands)	Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$230	$(6)	$236
Loans held for sale	(17)	110	(127)
Investment securities	(14)	739	(753)
FHLB and FRB stocks	(3)	12	(15)
Federal funds sold	1	1	—
Interest-bearing deposits with banks	—	—	—
Total interest income	$197	$856	$(659)
Interest expense:
Money market and savings deposits	$1	$—	$1
Interest-bearing checking accounts	3	—	3
Time deposits	13	(2)	15
ST FHLB advances	$(3)	1	(4)
LT FHLB advances	3	6	(3)
Total interest expense	$17	$5	$12
Net interest income	$180	$851	$(671)

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

For the three months ended June 30, 2014, the Company’s net interest income before the provision for loan and lease losses increased $180,000, or 16%, compared to the three months ended June 30, 2013 and net interest margin increased 45 basis points from 2.82% to 3.27%.  Most notable was the $230,000 increase in interest income on loans primarily due to the $18.4 million increase in average loan balance during the second quarter 2014 compared to the second quarter 2013. This increase was partially offset by 1) an unfavorable decrease in interest income on loans held for sale of $17,000, due to the $4.8 million decrease in average balance, but partially offset by the increase in average rate, and 2) an unfavorable decrease in interest income on investment securities, which decreased $14,000, due to a decrease in average balances (down $13.5 million), but partially offset by a favorable increase in yield (up 38 basis points).

The increases in yields on our interest-earning assets were slightly dampened by a 5 basis point increase on the cost of interest-bearing liabilities from second quarter 2013 to second quarter 2014, primarily due to a volume shift from lower-costing short-term FHLB advances to higher-costing time deposits. Despite this unfavorable variance, our net interest spread (the yield earned on interest-earning assets less the cost of interest-bearing liabilities), increased 45 basis points.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date.  For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the second quarter 2014, we recognized $150,000 of provision expense partially due to the increase in gross loans and partially due to the increase in criticized and classified loans. We did not recognize any provision for loan and lease losses in 2013.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the quarter ended June 30, 2014 was $1.7 million, a decrease of $1.0 million from $2.7 million for the second quarter 2013.  The largest contributor to the decline was the $1.0 million decline in gain on residential mortgage loans sold which was primarily related to the decline in refinancing activity experienced due to the increase in longer-term interest rates from the near historical lows in May of 2013. It is important to note that since we have elected to fair value loans held for sale, the gain on loans sold is recognized at the time the loan is funded. As such, this gain correlates more closely with the volume of loans originated during the period rather than with the volume of loans sold during the period.

Also contributing to the decline in noninterest income was the $86,000 decrease in gains on the sale of investment securities dropping from $145,000 during the second quarter 2013 to $59,000 during the second quarter 2014.

The following table summarizes the Bank's residential mortgage loan activity during the second quarter of 2014 and 2013.

($ in thousands)	For the Quarter Ended
	June 30, 2014	June 30, 2013
Gain on Loans Sold	1,443	2,487
Average Service Release Premium	2.62%	2.67%
Residential Mortgage Loans Originated	$54,367	$86,091
Residential Mortgage Loans Sold	$48,392	$88,125
Purpose of Loan: (1)
Purchase	83%	64%
Refinance	17%	36%
(1) indicates the percentage of loans originated during the period

Refinancing activity slowed significantly beginning in July 2013 due to the rise in longer-term interest rates in the second quarter of 2013. We expect this trend to continue throughout 2014 as most economic forecasts expect longer-term interest rates to remain stable or increase in the near-term. During July 2014, all of our mortgage loan officers and the majority of their support staff left our Bank to join other institutions. Thus, we do not have a mortgage loan business at this time. Management and the Board are committed to this line of business and are actively exploring opportunities to re-launch the residential mortgage banking segment. However, during this time we are not accepting new residential mortgage loan applications. As such, we anticipate third quarter 2014 mortgage activity to be significantly less than second quarter 2014 as it will only include the loans that were already in the pipeline before our mortgage loan officers resigned. After closing out the mortgage loans in the pipeline, our loan production offices in Colorado Springs, Denver Tech Center and Boulder will be vacant and we will continue to incur the fixed costs of those offices. However, management believes the spaces will either be re-occupied or subleased/assigned in the near term. We cannot be certain how long it will take to re-launch this line of business or how our future residential mortgage volumes will compare to our prior results.

Noninterest Expense

Our total noninterest expense for the quarter ended June 30, 2014 was $2.8 million, which was $532,000, or 16%, lower than the $3.4 million for the quarter ended June 30, 2013. The reasons for this decrease are as follows:

Employee Compensation and Benefits
Employee compensation and benefit expense decreased $887,000 from second quarter 2013. $346,000 of this pertained to lower commission expense and is directly correlated with the decrease in residential mortgage loan volumes. An additional $382,000 relates to reduced personnel costs for our mortgage division as management worked to right-size the organization given the decrease in loan volumes. The remaining $159,000 reduction pertains to lower personnel costs from the community banking division.

Occupancy
Occupancy expense decreased $22,000, or 8%, for second quarter 2014 as compared to second quarter 2013.

Professional Fees
Professional fees increased $168,000, or 163%, due primarily to legal expenses associated with our 2014 annual meeting of stockholders in which a proxy contest was brought. We do not expect to continue to incur additional expenses for this matter as the lawsuit brought by the Company against the current Chairman of the Board, Michael Quagliano and his slate of nominees, has been dismissed.

Other General and Administrative Expenses: The following table details the individual expense items greater than $25,000 for the most recent quarter that comprise other general and administrative expenses:

($ in thousands)	Three Months Ended June 30,		Increase/
Other general and administrative expenses:	2014	2013	(Decrease)
Data processing	$150	$187	$(37)
Other loan expenses	98	89	9
Marketing and promotions	50	63	(13)
Regulatory and reporting fees	42	36	6
Telephone/communication	28	29	(1)
FDIC assessment	34	30	4
OREO expense/write-down	270	12	258
All other	139	156	(17)
Total	$811	$602	$209

The most significant increases in other general and administrative were $258,000 in OREO expenses/write-downs which largely represents the $261,000 impairment recognized during the second quarter 2014 on two properties, one of which is now under contract. Both are expected to be sold before the end of the year. The $37,000 decline in data processing costs is due to the fact that the second quarter of 2013 included a $50,000 charge related to the integration of acquired deposits. After removing that non-recurring item, data processing increased $13,000 in second quarter 2014 compared to second quarter 2013 which is primarily due to increased fees from our core bank processing system due to increased activity.
The significant changes included in the "all other" category include an $11,000 increase associated with the amortization of our core deposit intangible related to the acquisition of deposit accounts in June 2013 and a $10,000 increase in miscellaneous losses primarily pertaining to ongoing negotiations to settle a disputed claim with a third party.
All other general and administrative costs remained relatively stable.

Income Taxes

No federal or state tax expense was recorded for the three months ended June 30, 2014 and 2013, based upon net operating loss carry-forwards that can be used to offset taxable income for federal tax purposes.  Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2014 and December 31, 2013 was $0.

Comparative Results of Operations for the Six Months Ended June 30, 2014 and 2013

The following discussion focuses on the Company’s financial condition and results of operations for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Net loss for the six months ended June 30, 2014 was $392,000, or ($0.15) per share, compared to net income of $620,000, or 0.24 per share, for the six months ended June 30, 2013. The $1.0 million decrease was primarily the result of a $1.7 million decline in noninterest income due to reduced gains on the sale of mortgage loans given the sharp reduction in refinancing activity attributable to the increase in long-term mortgage rates. Long-term mortgage rates began to rise in May 2013 and the refinancing of loans dramatically declined beginning in July 2013 after all the loans that were locked prior to the increase in rates were closed and funded. This $1.7 million decrease in noninterest income was partially offset by a $392,000 decrease in noninterest expenses and a $279,000 increase in net interest income after provision for loan and leases losses. These and other changes are described in more detail in the ensuing discussion.

The following table presents, for the periods indicated, average assets, liabilities and stockholders’ equity, as well as the components of net interest income and the resultant annualized yields / costs expressed in percentages.

($ in thousands)	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
Assets:	Average Balance	Interest	Yield / Cost	Average Balance	Interest	Yield / Cost
Interest-earning assets:
Gross loans, net of unearned fees (1) (2)	$83,405	$2,220	5.37%	$64,754	$1,658	5.16%
Loans held for sale	7,281	157	4.34	12,815	215	3.38
Investment securities (3)	65,575	813	2.50	77,751	857	2.22
FHLB and FRB stocks	1,884	31	3.29	1,840	34	3.68
Federal funds sold	924	1	0.25	245	—	0.23
Interest-bearing deposits with banks	257	4	2.98	257	3	2.94
Total interest-earning assets	159,326	$3,226	4.08%	157,662	$2,767	3.54%
Noninterest-earning assets	7,938			7,856
Total assets	$167,264			$165,518
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
Money market and savings deposits	$51,424	$119	0.47%	$53,107	$121	0.46%
Interest-bearing checking accounts	10,217	38	0.74	7,980	30	0.76
Time deposits	63,410	386	1.23	58,376	363	1.25
Short-term FHLB advances	8,483	9	0.22	13,059	14	0.22
Long-term FHLB advances	8,030	71	1.79	8,058	65	1.63
Total interest-bearing liabilities	141,564	$623	0.89%	140,580	$593	0.85%
Noninterest-bearing checking accounts	7,066			4,339
Noninterest-bearing liabilities	815			645
Stockholders' equity	17,819			19,954
Total liabilities and stockholders' equity	$167,264			$165,518
Net interest income		$2,603			$2,174
Net interest spread		3.19%			2.69%
Net interest margin		3.29%			2.78%

(1)	The loan average balances and rates include nonaccrual loans, if any.

(2)	Net loan expenses of $8,000 and $31,000 for the six months ended June 30, 2014 and 2013, respectively, are included in the yield computation.

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

($ in thousands)	Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
	Net Change	Rate	Volume
Interest income:
Gross loans, net of unearned fees	$562	$68	$494
Loans held for sale	(58)	111	(169)
Investment securities	(44)	174	(218)
FHLB and FRB stocks	(3)	(4)	1
Federal funds sold	1	—	1
Interest-bearing deposits with banks	1	1	—
Total interest income	$459	$350	$109
Interest expense:
Money market and savings deposits	$(2)	$2	$(4)
Interest-bearing checking accounts	8	—	8
Time deposits	23	(7)	30
ST FHLB advances	(5)	—	(5)
LT FHLB advances	6	6	—
Total interest expense	$30	$1	$29
Net interest income	$429	$349	$80

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

For the six months ended June 30, 2014, the Company’s net interest income increased $429,000, or 20%, compared to the six months ended June 30, 2013 resulting in a 51 basis point increase in net interest margin which rose from 2.78% to 3.29%. Most notable was the $562,000 increase in interest income from loans due primarily to the $18.7 million increase in average balance combined with the 21 basis point increase in yield. The increase in the 2014 yield on loans was partially due to a pre-payment penalty collected in the first quarter and partially due to a more favorable interest rate environment. The increased interest income on loans was partially offset by a decrease in interest income on loans held for sale, which declined $58,000 during the six months ended June 30, 2014 as compared to the same period of 2013. This decline was primarily driven by the decrease in average balances (down $5.5 million) but was also mitigated by a 96 basis point increase in yield. These changes reflect the changes in the residential mortgage lending environment that occurred during this period - increased long-term rates and, therefore, reduced volumes. Additionally, the interest income on investment securities declined $44,000 again largely due to a decrease in volume (down $12.2 million) mitigated by an increase in yield (up 28 basis points). The decline in volume was due to a concentrated effort to sell investment securities to fund new loans.

The increased interest income from interest-earning assets was dampened by increased interest expense primarily due to an additional $23,000 of interest expense associated with an increased volume in time deposits and interest-bearing checking accounts. Overall, the cost of interest-bearing liabilities increased 4 basis points from the prior year. The reduced average balance in short-term FHLB advances correlates with the reduced average balance in loans held for sale as overnight FHLB borrowings are used to fund mortgage loans that are held for sale. The combination of the aforementioned changes resulted in a 50 basis point increase in net interest spread (the yield earned on interest-earning assets less the cost of interest-bearing liabilities), which improved from 2.69% for the six months ended June 2013 to 3.19% for the same period in 2014.

Provision for Loan and Lease Losses

We determine a provision for loan and lease losses that we consider sufficient to maintain an allowance to absorb probable losses inherent in our portfolio as of the balance sheet date. For additional information concerning this determination, see the section of this discussion and analysis captioned Financial Condition, Allowance for Loan and Lease Losses.

During the first six months of 2014, we recognized $150,000 of provision expense partially due to the increase in gross loans and partially due to the increase in criticized and classified loans. We did not recognize any provision for loan and lease losses in 2013.  See additional discussion below under Financial Condition, Loan Portfolio.

Noninterest Income

Noninterest income for the six months ended June 30, 2014 was $2.7 million, a decrease of $1.7 million from the $4.4 million earned during the six months ended June 30, 2013. The most notable decrease was a decline in gains on loans sold of $1.6 million due to reduced gains on residential mortgage loans sold to secondary market purchasers. Approximately $133,000 of the gains on loans sold during the six months ended 2014 pertain to the sale of the guaranteed portion of SBA 7(a) loans. This compared to $111,000 of gains on the sale of SBA 7(a) loans during the same period of 2013. The Company sold securities for gains of $109,000 during the first six months of 2014 compared to $245,000 during the first six months of 2013.

The following table summarizes the Bank's residential mortgage loan activity during the first six months of 2014 and 2013.

($ in thousands)	For the Six Months Ended
	June 30, 2014	June 30, 2013
Gain on Loans Sold	2,299	3,901
Average Service Release Premium	2.59%	2.65%
Residential Mortgage Loans Originated	$85,175	$138,049
Residential Mortgage Loans Sold	$78,874	$121,221
Purpose of Loan: (1)
Purchase	83%	63%
Refinance	17%	37%
(1) indicates the percentage of loans originated during the period

During the first six months of 2014, residential mortgage results were down significantly from the same period of 2013 primarily due to the sharp reduction in refinancing activity which declined from approximately $51.0 million during the first six months of 2013 to approximately $14.0 million for the first six months of 2014. During July 2014, all of our mortgage loan officers and the majority of their support staff left our Bank to join other institutions. Thus, we do not have a mortgage loan business at this time. Management and the Board are committed to this line of business and are actively exploring opportunities to re-launch our residential mortgage banking segment. However, during this time we are not accepting new residential mortgage loan applications. As such, we anticipate third quarter mortgage activity to be significantly less as it will only include the loans that were already in the pipeline before our mortgage loan officers resigned. After closing out the mortgage loans in the pipeline, our loan production offices in Colorado Springs, Denver Tech Center and Boulder will be vacant and we will continue to incur the fixed costs of these offices. However, management believes the spaces will either be re-occupied or subleased/assigned in the near term. We cannot be certain how long it will take to re-launch this line of business or how our future residential mortgage volumes will compare to our prior results.

Noninterest Expense

Our total noninterest expense for the six months ended June 30, 2014 was $5.5 million, which was $392,000, or 7%, less than the $5.9 million for the six months ended June 30, 2013. The reasons for this decrease are discussed in more detail below.

Employee Compensation and Benefits
Employee compensation and benefit expense decreased $877,000. This decline primarily relates to $390,000 of lower commission expense which directly correlates with the decrease in residential mortgage loan volumes. An additional $499,000 relates to reduced personnel costs for our mortgage division as management worked to right-size the organization given the decrease in loan volumes. Additionally, employee compensation expense was reduced by $202,000 in 2014 for deferred loan origination expenses that were capitalized and will be amortized over the life of the loan. This compared to $103,000 of capitalized loan origination expenses recorded during the same period in 2013. The change in deferred loan origination expenses corresponds directly with the increase in loans funded in the first half of 2014 as compared to the same period in 2013. These reductions in employee compensation and benefit expenses were partially offset by $113,000 of severance expense incurred during the first quarter 2014.

Occupancy
Occupancy expense decreased $28,000, or 5%, during 2014 primarily due to the additional expenses incurred in 2013 associated with getting our mortgage department's five loan production offices fully equipped.

Professional Fees
Professional fees increased $270,000, or 114%, primarily due to legal expenses associated with our 2014 annual meeting of stockholders in which a proxy contest was held. We do not expect to continue to incur additional expenses for this matter as the lawsuit brought by the Company against the current Chairman of the Board, Michael Quagliano and his slate of nominees, has been dismissed.

Other General and Administrative Expenses:
The following table details the individual expense items greater than $50,000 for the current year-to-date that comprise other general and administrative expenses:

($ in thousands)	Six Months Ended June 30,		Increase/
Other general and administrative expenses:	2014	2013	(Decrease)
Data processing	$301	$304	$(3)
Other loan expenses	172	162	$10
Marketing and promotions	82	100	$(18)
Regulatory and reporting fees	75	69	$6
Telephone/communication	54	52	$2
FDIC assessment	67	65	$2
OREO expense/write-downs	270	24	$246
All other	293	295	$(2)
Total	$1,314	$1,071	$243

The most significant increases in other general and administrative were $246,000 in OREO expenses/write-downs which largely represents the $261,000 impairment recognized during the second quarter 2014 on two properties, one of which is now under contract. Both are expected to be sold before the end of the year. The $3,000 decline in data processing costs is due to a $50,000 charge in the second quarter of 2013 related to the integration of acquired deposits. Excluding that non-recurring item, data processing increased $47,000 during 2014 compared to the same period of 2013 which is primarily due to increased fees from our core bank processing system due to increased activity. Marketing and promotions expense is down $18,000 from 2013 due primarily due to the increased marketing costs incurred in 2013 to raise awareness about our new residential mortgage department.

The significant changes included in the "all other" category included a $28,000 increase associated with the amortization of our core deposit intangible related to the acquisition of deposit accounts in June 2013 and a $22,000 increase in franchise taxes pertaining to increased taxes paid to the State of Delaware due to the increase in the number of authorized shares outstanding.
All other general and administrative costs remained relatively stable.

Income Taxes

No federal or state tax expense was recorded for the six months ended June 30, 2014 and 2013, based upon net operating loss carry-forwards that can be used to offset taxable income for federal tax purposes. Since it is uncertain when the Company will achieve sustained profitability, the deferred tax benefit accumulated to date has a full valuation allowance so that the net deferred tax benefit at June 30, 2014 and December 31, 2013 was $0.

Financial Condition

At June 30, 2014, total assets were $168.0 million, a $1.7 million, or 1% decrease from $169.7 million in total assets at December 31, 2013 primarily due to a $10.2 million, or 16%, decrease in investment securities, partially offset by a $4.2 million, or 5%, increase in gross loans and a $6.4 million increase in loans held for sale. The sale of investment securities was used to fund the growth in loans and offset the $4.8 million, or 4%, decline in deposits.

As of June 30, 2014, stockholders’ equity was $18.3 million, a $1.3 million increase versus $17.0 million at December 31, 2013.  The increase was primarily due to the $1.4 million increase in the fair value of available-for-sale securities, the $180,000 of proceeds from the exercise of stock options and the $102,000 of stock-based compensation expense related to the Company’s stock incentive plan for the six months ended June 30, 2014, partially offset by the $392,000 net loss for the year to date.

Key Ratios

Ratio	June 30, 2014	December 31, 2013
Return on Average Assets	(0.47)%	(0.39)%
Return on Average Equity	(4.33)%	(3.42)%
Average Equity to Average Assets	10.74%	11.39%

Federal Home Loan Bank (FHLB) and Federal Reserve Bank Stocks

At June 30, 2014, the Bank had a total of $1.4 million invested in FHLB and Federal Reserve Bank stocks carried at cost consisting of $474,000 in Federal Reserve Bank stock and $929,000 in FHLB stock.  These investments allow the Bank to conduct business with these entities.  As of June 30, 2014, the Federal Reserve Bank stock was yielding an average annual rate of 6.1% and the FHLB stock was yielding an average annual rate of 2.3%.

Investment Securities

Our investment portfolio serves as a source of interest income, a source of liquidity and a management tool for managing interest rate sensitivity.  We manage our investment portfolio according to a written investment policy approved by our Board of Directors.

At June 30, 2014, the Bank’s investment portfolio consisted of available-for-sale securities of $59.7 million. See Note 3 - Investments, of the Unaudited Condensed Notes to Consolidated Financial Statements, for information on the composition, maturities and fair value of the portfolio.

Loan Portfolio

The following table presents the composition of our loan portfolio (excluding residential mortgage loans held for sale) by category as of the dates indicated:

($ in thousands)	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Commercial real estate	$45,233	54%	$47,063	59%
Commercial and industrial	11,095	13	11,730	15
Residential real estate	23,925	29	17,889	23
Construction and land development	3,003	4	2,044	2
Consumer	167	—	514	1
GROSS LOANS	83,423	100%	79,240	100%
Deferred loan expenses / (fees)	73		46
Allowance for loan and lease losses	(1,300)		(1,116)
LOANS, NET	$82,196		$78,170

As of June 30, 2014, gross loans were $83.4 million, an increase of $4.2 million, or 5%, from $79.2 million at December 31, 2013. Net loans were 48.9% and 46.1% of total assets at June 30, 2014 and December 31, 2013, respectively. The following table compares the Bank's loan activity during the first six months of 2014 with the activity from the first six months of 2013.

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Beginning Balance - Gross Loans	$79,240	$59,632
New originations	11,763	14,973
Total principal reductions	(7,580)	(8,783)
Ending Balance - Gross Loans	$83,423	$65,822

Principal balance of loans purchased	$157	$225
Principal balance of SBA 7(a) loans sold	$1,707	$1,510
Gain on SBA 7(a) loans sold	$133	$111

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

The following tables set forth information at June 30, 2014 and December 31, 2013, regarding the dollar amount of loans maturing in the Bank’s portfolio based on the contractual terms to maturity. The tables do not give effect to potential prepayments or contractual principal payments.

($ in thousands)	June 30, 2014
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$8,393	$15,331	$20,769	$740	$45,233
Commercial and industrial	3,322	4,732	2,403	638	11,095
Residential real estate	65	655	164	23,041	23,925
Construction and land development	3,003	—	—	—	3,003
Consumer	109	9	14	35	167
Gross Loans Receivable	$14,892	$20,727	$23,350	$24,454	$83,423

($ in thousands)	December 31, 2013
	<1 Year	1 - 5 Years	5 – 15 Years	Over 15 Years	Total Loans
Commercial real estate	$7,143	$11,637	$28,136	$147	$47,063
Commercial and industrial	3,099	4,336	3,401	894	11,730
Residential real estate	47	1,819	168	15,855	17,889
Construction and land development	2,044	—	—	—	2,044
Consumer	11	475	13	15	514
Gross Loans Receivable	$12,344	$18,267	$31,718	$16,911	$79,240

Nonperforming Loans, Leases and Assets

Nonperforming assets consist of loans and leases on nonaccrual status, loans 90 days or more past due and still accruing interest, loans that have been restructured resulting in a reduction or deferral of interest or principal, other real estate owned (OREO), and other repossessed assets.

($ in thousands)	June 30, 2014	December 31, 2013
Nonaccrual loans and leases	$161	$—
Other impaired loans	—	—
Total nonperforming loans	161	—
Other real estate owned	1,485	1,746
Substandard, nonaccrual assets	—	—
Total nonperforming assets	$1,646	$1,746
Nonperforming loans	$161	$—
Allocated allowance for loan and lease losses to nonperforming loans	(16)	—
Net investment in nonperforming loans	$145	$—
Accruing loans past due 90 days or more	$—	$—
Loans past due 30-89 days	$150	$—
Loans charged-off, year-to-date	$—	$7
Recoveries, year-to-date	(34)	(60)
Net (recoveries) charge-offs, year-to-date	$(34)	$(53)
Allowance for loan and lease losses	$1,300	$1,116

Allowance for loan and lease losses to gross loans	1.56%	1.41%
Allowance for loan and lease losses to nonaccrual loans	807.45%	NM(1)
Allowance for loan and lease losses to nonperforming loans	807.45%	NM(1)
Nonaccrual loans to gross loans, net of deferred fees/expenses	0.20%	—%
Loans 30-89 days past due to gross loans, net of deferred fees/expenses	0.18%	—%
Nonperforming assets to total assets	0.88%	1.03%

(1)	Not meaningful due to no nonperforming loans at December 31, 2013.

The Company had substandard assets, not including substandard loans, totaling $1.1 million as of June 30, 2014 and December 31, 2013 representing the amortized cost of two corporate bond positions in Dell, Inc. The corporate credit rating on Dell, Inc. was lowered during the third quarter 2013 by Standards and Poor's rating service to below investment grade due to the company's proposed leveraged buy-out which was consummated in the fourth quarter of 2013. Management does not believe these investments are other than temporarily impaired and management intends to hold these investments until recovery of value, which may be until maturity. As such, the investments are still accruing interest in accordance with their contractual terms.

Federal regulations require that each insured financial institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, regulatory examiners have authority to identify problem assets and, if appropriate, classify them. The Bank has established three classifications for potential problem assets: “substandard,” “doubtful” and “loss.” Loans classified as “substandard” are those loans with well-defined weaknesses, such that future capacity to repay the loan has been negatively impacted. Loans classified as “doubtful” are those loans that have characteristics similar to substandard loans, but the weaknesses have moved to the point where complete collection of the obligation from all sources is unlikely and a portion of the principal may be charged-off. Although loans classified as substandard do not duplicate loans classified as doubtful, both substandard and doubtful loans may include some loans that are past due at least 90 days, are on nonaccrual status or have been restructured. Loans classified as “loss” are those loans that are in the process of being charged-off. At June 30, 2014, the Bank had substandard loans totaling $5.7 million, and no loans classified as doubtful or loss. Of the $5.7 million in substandard loans, none were 30 days or more past due. Additionally, in July 2014, a substandard note, totaling $2.2 million, paid off. As of December 31, 2013, the Bank had $3.2 million classified as substandard and no loans classified as doubtful or loss.

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

The amount of the allowance equals the cumulative total of the provisions made from time to time, reduced by loan charge-offs and increased by recoveries of loans previously charged-off.  The allowance was $1.3 million, or 1.56% of outstanding principal as of June 30, 2014.  During the first six months of 2014, we recognized $150,000 of provision expense partially due to the increase in gross loans and partially due to the increase in criticized and classified loans. We did not recognize any provision for loan and lease losses in 2013.

The following table sets forth the allowance for loan and lease losses activity for the three and six months ended June 30, 2014 and 2013:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,126	$1,074	$1,116	$1,063
Provision charged to expense	150	—	150	—
Loans charged-off:
Commercial real estate	—	—	—	—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Construction and land development	—	(7)	—	(7)
Consumer	—	—	—	—
Total loans charged-off	—	(7)	—	(7)
Recoveries on loans previously charged-off:
Commercial real estate	14	—	23	—
Commercial and industrial	10	2	11	4
Residential real estate	—	19	—	28
Construction and land development	—	—	—	—
Consumer	—	—	—	—
Total recoveries	24	21	34	32
Balance at end of period	$1,300	$1,088	$1,300	$1,088
Annualized net (recoveries) charge-offs to average gross loans	(0.11)%	(0.08)%	(0.08)%	(0.08)%

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

Recourse Reserve Liability

Residential mortgage loans sold to investors are predominantly conventional residential first lien mortgages originated under the Bank's usual underwriting procedures, and are most often sold on a nonrecourse basis. The Bank's agreements to sell residential mortgage loans in the normal course of business usually require certain representations and warranties on the underlying loans sold, related to credit information, loan documentation, collateral, first payment default and insurability, which if subsequently are untrue or breached, could require the Bank to repurchase certain loans affected. Inception to date, the Bank has experienced $40,000 of loss related to early pay off fees and other payment defaults under these representations and warranties. Beginning in the first quarter of 2014, the Bank established a recourse reserve liability, which is included in accounts payable and other liabilities on the consolidated balance sheets, to reserve for estimated losses due to early payoffs, losses associated with payment default and repurchases under other representations and warranties. This estimate is reviewed on a quarterly basis to account for changes in the volume of loans sold, delinquencies and economic conditions. As of June 30, 2014, the recourse reserve liability balance was $14,000.

Off-Balance-Sheet Arrangements

In the ordinary course of business, the Company enters into various off-balance-sheet commitments and other arrangements to extend credit that are not reflected in the consolidated balance sheets of the Company.  The business purpose of these off-balance-sheet commitments is the routine extension of credit.  The total amounts of off-balance-sheet financial instruments with credit risk were $27.9 million and $21.0 million as of June 30, 2014 and December 31, 2013, respectively, including $14.5 million and $6.3 million, respectively, in interest rate lock commitments for residential mortgage loans that had been committed but not yet funded. At the time the Bank enters into the interest rate lock commitment with the customer, the Bank simultaneously enters into a forward sales commitment with the secondary market investor locking the price on the subsequent sale of the loan thereby mitigating the Bank's exposure to interest rate risk. These interest rate lock commitments, when closed and funded, become loans held for sale on the Bank's balance sheet. These loans are held on the Bank's balance sheet for generally less than 30 days until sold to the investor at the previously-agreed price.

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

Borrowings

The Bank is a member of the Federal Home Loan Bank of Topeka (FHLB) and, as a regular part of its business, obtains advances from this FHLB. Overnight advances bear interest at a variable rate while all other advances bear interest at a fixed rate. All advances are collateralized by certain securities pledged by the Bank and some of the Bank's qualifying loans. The Bank's authorized borrowing line with the FHLB is capped at 40% of total assets, subject to the availability of sufficient collateral to pledge against such borrowings. As of June 30, 2014, the Bank had $6.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between November 2014 and October 2018 and a weighted-average effective interest rate of 1.99%. As of December 31, 2013, the Bank had $8.5 million in fixed-rate borrowings from the FHLB with varying maturity dates between April 2014 and October 2018 and a weighted-average effective interest rate of 1.73%. Additionally, the Bank had $14.1 million in variable-rate, overnight borrowings at 0.24% as of June 30, 2014. The Bank is primarily using overnight borrowings at the FHLB to fund residential mortgage loans which are held for sale. The Bank had $9.8 million in overnight borrowings from the FHLB as of December 31, 2013 at 0.19%.

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

The following table summarizes the ratios of the Bank and the regulatory minimum capital requirements at June 30, 2014:

($ in thousands)	Risk-based		Leverage
	Tier 1	Total capital	Tier 1
Actual regulatory capital of the Bank	$16,388	$17,688	$16,388
Well-capitalized requirement (regulatory standard)	6,794	11,323	8,398
Excess regulatory capital of the Bank	$9,594	$6,365	$7,990
Capital ratios of the Bank	14.5%	15.6%	9.8%
Minimum capital requirement (regulatory standard)	4.0%	8.0%	4.0%
Well-capitalized requirement (regulatory standard)	6.0%	10.0%	5.0%

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

Additionally, the Bank is a member of the Certificate of Deposit Account Registry Service (“CDARS®”) program.  Through CDARS,® the Bank’s customers can increase their FDIC insurance by up to $50 million through reciprocal deposit accounts.  This is accomplished by the Bank entering into reciprocal depository relationships with other member banks.  The individual customer’s large deposit is broken into amounts below the $250,000 FDIC-insured amount and placed with other banks that are members of the network.  The reciprocal member bank issues deposits in amounts that ensure the entire deposit is eligible for FDIC insurance.  These sources provide secondary liquidity to the Bank to service its depositors’ needs.  As of June 30, 2014 and December 31, 2013, the Bank had $8.5 million and $8.2 million, respectively, in CDARS® deposits.

The Bank does not intend to aggressively pursue lending opportunities if sufficient funding sources (e.g., deposits, Federal Funds, etc.) are not available.  Additionally, management does not anticipate the need to access capital markets to obtain additional liquidity in the near term, nor will the Bank seek to attract volatile, non-local deposits with above market interest rates.  As of June 30, 2014 and December 31, 2013, the Bank's loan to deposit ratio was 65% and 60%, respectively.

The Bank is a member of the FHLB of Topeka, which gives the Bank access to a secured line of credit with approximately $67.2 million of available funding as of June 30, 2014, subject to the availability of sufficient collateral to pledge against such borrowings.  Additionally, the Bank has approved, unsecured federal funds purchase lines totaling $13.1 million with three correspondent banks.  These lines either expire during 2014, or can be terminated at any time; however, it is not anticipated that these lines will be terminated and the Bank expects to be approved for new lines once the existing lines expire.  The Bank also has the ability to borrow at the Federal Reserve Discount Window on a secured basis. As of June 30, 2014, the Company had federal funds purchased of $60,000. As of December 31, 2013, the Bank had no amounts outstanding on overnight borrowing lines.

The Company had cash and cash equivalents of $868,000, or 0.5% of total assets, at June 30, 2014.  Additionally, the Company had $59.7 million in available-for-sale investment securities, or 35.5% of total assets, at June 30, 2014.   Management believes the Bank will have adequate liquidity to meet anticipated future funding needs.

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

Changes in Internal Control over Financial Reporting

Subsequent to the end of the quarter, our Principal Executive Officer, who during the first quarter had also assumed the responsibilities of the Principal Accounting and Financial Officer, was terminated. Immediately following this termination, our Board appointed our former Principal Accounting and Financial Officer as President and Chief Executive Officer. For most of the quarter-end close and reporting process, our former Principal Accounting and Financial Officer assumed the role of Principal Executive Officer. Additionally, shortly after these changes in management, we promoted our Controller to the position of Chief Financial Officer. As such, she assumed the responsibilities of the Principal Accounting and Financial Officer. Other that this, there have been no changes in internal controls over financial reporting during the Company’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On July 9, 2014, the Company dismissed the lawsuit filed on March 12, 2014 against Mr. Michael D. Quagliano and his nominees.

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

SOLERA NATIONAL BANCORP, INC.
(Registrant)

Dated:	August 13, 2014	/s/ Robert J. Fenton
Robert J. Fenton President and Chief Executive Officer (Principal Executive Officer)

Dated:	August 13, 2014	/s/ Melissa K. Larkin
Melissa K. Larkin Senior Vice President, Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

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